Form 10QSB
period 2000-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2000-07-21
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30th 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from___________ to ________

                        Commission file number 000-29649


                     FLEXIBLE SOLUTIONS INTERNATIONAL INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                        NONE
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                 2614 Queenswood Dr. Victoria BC Canada V8N 1X5
                -----------------------------------------------
                    (Address of principal executive offices)


                                 ( 250 )477-9969
                           ---------------------------
                           (Issuer's telephone number)


(Former name, former address and former fiscal year if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 9,131,136 shares as of June 30th 2000.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

         Attached hereto and incorporated herein by reference.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information contains certain forward looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

During the three months ended June 30th 2000, the Company experienced a net after tax income of $175 046 as compared to income of $59 795 for the three months ended June 30th 1999. The increase was due to a significant expansion of operations which began in the first quarter of 2000 and continued through the second quarter. During this period the Company hired additional personel, expanded corporate headquarters and increased production. The overall result was a net income of $175 045 for the second quarter of fiscal 2000 and a net income for the first six months of fiscal 2000 of $202 081.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and six month periods ended June 30th 2000, compared to the results of operations for the three month and six month periods ended June 30th 1999, and to changes in the Company's financial condition from December 31st 1999 to June 30th 2000.

THREE MONTHS ENDED June 30th 2000 and 1999

For the second quarter of the current fiscal year ending June 30th 2000, sales were $539 858 compared to $259 285 for the same quarter of the previous year. The increase in sales were as a result of our distributors selling to more retail outlets in more geographic areas and selling larger quantities to older accounts.

Operating expenses were $91 521 for the second quarter, up from $39 547 for the second quarter of last year. This is as a result of increased costs in all categories of expenses due to the significant expansion in sales. The largest increases were in the areas of wages ($40 889), sub-contracting fees ($12 215) and professional fees ($15 342).

The net income for the quarter was $175 045 which represents a substantial increase over second quarter last year when the net income was $59 795. The increase in income was a result of increased sales and lower cost of sales.

The earnings per share (fully diluted) was $0.02 for the three months ended June 30th 2000 compared to $0.01 for the three months ended June 30th 1999.

SIX MONTHS ENDED June 30th 2000

Sales in the first six months ended June 30th 2000 were $800 186 compared to $309 570 for the six months ended June 30th 1999. As was the case for the three months ended June 30th 2000 the increase in sales were a result of increased numbers of customers and increased sales per customer.

Operating expenses for the Company were $158 496 for the six months ended June 30th 2000 up from $60 966 for the six months ended June 30th 1999. The increase in operating expenses in virtually every category are a result of greatly increased production and sales by the Company.

The net income for the six months ended June 30th 2000 was $202 081 compared to a net income of $42 283 for the six months ended June 30th 1999. The increase in income was due to the increase in sales and the reduction in cost of sales as a percentage of total sales for the six month period ended June 30th 2000.

The earnings per share (fully diluted) was $0.02 for the six month period ended June 30th 2000 compared to $0.00 for the six month period ended June 30th 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed it's cash flow requirements through retained earnings from sales. Cash provided by net earnings which occurred during the six months ended June 30th was $202 081. This resulted in a total cash and cash equivalent position of $530 545 at the end of the period.

As of June 30th 2000 the Company had working capital of $530 545 which represented an increase of $325 795 as compared to the working capital of June 30th 1999. The increase was a result of retained earnings from the third and fourth quarters of 1999 and the six month period ending June 30th 2000.

The Company has no external sources of liquidity in the form of credit lines from banks.

Management believes that its available cash will be sufficient to fund the Company's working capital requirements through December 31st 2000. Management further believes that available cash will be sufficient to implement the Company's expansion plans. No investment banking agreements are in place and there is no guarantee that the Company will be able to raise capital in the future should that become necessary.

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue that may affect the company including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of June 30th 2000. However, the Company is exposed to interest rate risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and Canadian interest rates. In this regard, changes in U.S. and Canadian interest rates affect the interest paid on the Company's cash equivalents as well as the interest paid on debt.

FOREIGN CURRENCY RISK

The Company operates primarily in Canada. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restriction imposed on its currency.

                           Part II - OTHER INFORMATION

         Item 1.    Legal proceedings - None
         Item 2.    Changes in Securities - None
         Item 3.    Default upon Senior Securities - None
         Item 4.    Submission of Matters to a Vote of Securities Holders - None
         Item 5.    Other Information - None
         Item 6.(a) Exhibit 27 - Financial Data Schedule
         Item 6.(b) Reports on Form 8-K - None



                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                                (Registrant)

Dated: July 19 2000                 /s/ Dan O'Brien, President and Director
       ------------                 ---------------------------------------

                           FLEXIBLE SOLUTIONS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET
                     QUARTERS ENDED JUNE 30TH 2000 AND 1999
                                    UNAUDITED

                                                             2000            1999
                                                           --------        --------
                                     Assets
Current
Cash                                                       $156,057        $116,854
Accounts receivable                                         301,837          82,924
Inventory                                                    72,009           4,428
Prepaid expenses                                                642             544

 Total Current Assets                                       530,545         204,750

Property and Equipment                                       50,276          18,647
                                                           --------        --------
Total Assets                                               $580,821        $223,397
                                                           --------        --------


                       Liabilities & Stockholders' Equity
Current
Accounts payable                                           $ 12,978        $  2,731
Sales Taxes Payable                                          20,080               0
Accrued Liabilities                                               0           3,370
Income tax payable                                          104,115               0
                                                           --------        --------
Total current liabilities                                   137,273           6,104

Stockholders' Equity
Capital Stock
Authorized
  50,000,000 Common shares; par value - .001 each
  1,000,000 Preferred shares;   par value - .01 each
Issued
         9,131,316 Common shares                              9,131           9,131
Capital in excess of par value                              163,653         163,653
Other comprehensive income (loss)                            (7,773)         (2,263)
                                                           --------        --------
Retained earnings (deficit)                                 278,537          46,775
                                                           --------        --------
Total Stockholders Equity                                   443,548         217,293

                                                           --------        --------
Total Liabilities and Stockholders' Equity                 $580,821        $223,397
                                                           ========        ========

See Notes to Financial Statements.

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     QUARTERS ENDED JUNE 30TH 2000 AND 1999
                                   UNAUDITED

                                                2000         1999
                                              -------      -------
 Sales                                       $539,858     $259,285

 Cost of Sales                                183,116      130,145
                                              -------      -------
 Gross Profit                                 107,921        3,907

 Operating Expenses
      Wages                                    40,889       12,875
      Shipping                                  4,670        1,311
      Office                                    2,909          599
      Professional Fees                        15,342        7,035
      Misc.                                     3,513          479
      Rent                                      3,740        2,176
      Subcontracting Fees                      12,215        2,020
      Phone                                     1,522          829
      Travel                                    2,798        1,132
      Entertainment                               196            0
      Commissions                                 968       10,393
      Service Charges                              84          110
      Depreciation                              2,674          588
                                              -------      -------
Total Operating Expenses                       91 521       39 547
                                              -------      -------
Gross Income                                  265 221       90 598

Income Tax                                     90 175       30 803
                                              -------      -------
Net Income (loss)                             175 045       59 795
                                              =======      =======

Income per share                                 0.02         0.01

Weighted average number of shares
                      outstanding           9 131 316


See Notes to Financial Statements.

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30TH 2000 AND 1999
                                   UNAUDITED

                                                2000         1999
                                              -------      -------
 Sales                                       $800,186     $309,570

 Cost of Sales                                335,433      175,518
                                              -------      -------
 Gross Profit                                 464,753      134,052

 Operating Expenses
      Wages                                    67,546       17,418
      Shipping                                  7,509        2,371
      Office                                    3,779          690
      Professional Fees                        33,724        7,471
      Misc.                                     5,427        2,315
      Rent                                      6,120        1,262
      Subcontracting Fees                      20,063        2,020
      Phone                                     2,401        1,302
      Travel                                    5,004        2,387
      Entertainment                               320            0
      Commissions                               1,231       20,779
      Service Charges                             166          159
      Depreciation                              5,208        1,095
                                              -------      -------
Total Operating Expenses                      158,496       60,966
                                              -------      -------
Gross Income                                  306,197       73,086

Income Tax                                    104,115       26,311
                                              -------      -------
Net Income (loss)                             202,082       46,775
                                              =======      =======

Income per share                                 0.02         0.01

Weighted average number of shares
                      outstanding           9 131 316

See Notes to Financial Statements.

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                     QUARTERS ENDED JUNE 30TH 2000 AND 1999
                                    UNAUDITED


                                                              2000       1999
                                                            -------    -------
Cash Flows from Operating Activities
Net Income (loss)                                           175,045     59,795
Adjustments                                                       0          0
Depreciation                                                  2,674        588

Changes in non cash working capital
Accounts receivable                                         (73,277)   (70,181)
Inventory                                                    60,549     (1,082)
Prepaid expenses                                               (642)      (234)
Accounts payable                                            (43,828)     8,438
Accrued liabilities                                               0          0
Income tax payable                                           30,167          0
                                                            -------    -------

Net cash flows provided by (used in) operating activities   150,688     (2,676)

Cash flows used in investing activities
Acquisition of equipment                                     (2 207)         0

Cash flows from financing activities
Issuance of Capital Stock                                         0          0
Share issue costs                                                 0          0
Advance from (repayment to) shareholder                           0          0
                                                            -------    -------

Net cash flows provided by (used in) financing activities         0          0

Effect of exchange rate changes on cash                       4 167      2 362
                                                            -------    -------
Inflow (outflow) of cash                                    152 648        314

Cash - beginning of quarter                                   3 409    116 540
                                                            -------    -------
Cash - end of quarter                                       156 057    116 854
                                                            =======    =======



See Notes to Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

Notes to Financial Statements:



         Foreign Currency - Flexible Solutions functions using the Canadian dollar. Translation to US dollars for reporting is done at the average exchange rates during the year. Losses and gains arising from currency translation are disclosed as other comprehensive income (loss) in shareholders equity.
         Estimates- The preparation of consolidated financial statements requires management to make estimates that affect the reported assets and liabilities at the date of the statements. Actual results could differsubstantially.
         Inventory- Inventory is valued at the lower of cost or net realizable value. Cost is determined on a first in-first out basis. Property and Equipment - Property and equipment are recorded at cost and depreciated using the declining balance with the following annual rates:
                           Manufacturing equipment   20%
                           Trailer                            30%
                           Computer hardware         30%
                           Furniture and Fixtures    20%
                           Office equipment          20%
         Revenue Recognition - Revenue is recognized when product is shipped. Returns have been insignificant since the Company's inception, therefore no allowance has been established for product returns.
         Financialinstruments - The Company's instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Management opines that there are no significant currency or credit risks from these instruments.
         Income (loss) per share calculation - Calculated by dividing net income by the weighted average number of shares outstanding.
         Accounts Receivable - No provision has been made for uncollectible accounts. Management believes all receivables are collectible.