Form 10QSB
period 2000-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2000-11-14
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30th 2000


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 9,131,136 shares as of September 30th 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                  Attached hereto and incorporated herein by reference.

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended September 30th 2000, the Company experienced a net after tax loss of $25,241 as compared to income of $68,047 for the three months ended September 30th 1999. The loss was a result of three factors. Most significant was the poor summer weather in northeastern Canada and the USA. This resulted in a shortened season for outdoor pools and an earlier production slowdown compared to the previous year. Sales to the area were much higher than the year earlier period but higher production rates in second quarter 2000 caused the Company to fill demand in fewer months. Secondly, the Company engaged in research and development of a new consumer product (custom printed cold packs) in a pro-active effort to have a sideline product available in the event of future poor weather in our summer markets. Finally, more capital was expended to continue the development of "Water$avr" in order to speed entry into that market.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and nine month periods ended September 30th 2000, compared to the results of operations for the three month and nine month periods ended September 30th 1999, and to changes in the Company's financial condition from December 31st 1999 to September 30th 2000.

THREE MONTHS ENDED September 30th 2000 and 1999

For the third quarter of the current fiscal year ending September 30th 2000, sales were $143,102 compared to $357,531 for the same quarter of the previous year. The decrease in sales were as a result of the bad weather in the northeastern USA and Canada, our main market during this quarter.

Operating expenses were $61,819 for the third quarter, up from $46,033 for the third quarter of last year. This is as a result of increased spending on research and development for Water$avr and cold packs. The largest increases were in the areas of wages ($34,171), and sub-contracting fees ($7880). The net loss for the quarter was $25,241 which represents a substantial decrease from third quarter last year when the net income was $68,047. The decrease in income was a result of decreased sales and higher operating expenses.

The earnings per share (fully diluted) was $0.00 for the three months ended September 30th 2000 compared to $0.01 for the three months ended September 30th 1999.

NINE MONTHS ENDED September 30th 2000

Sales in the first nine months ended September 30th 2000 were $943,288 compared to $667,101 for the nine months ended September 30th 1999. As was the case for the six months ended June 30th 2000 the increase in sales were a result of increased numbers of customers and increased sales per customer.

Operating expenses for the Company were $220,317 for the six months ended September 30th 2000 up from $105,302 for the nine months ended September 30th 1999. The increase in operating expenses in virtually every category are a result of greatly increased production and sales by the Company and increased research and product development costs.

The net income for the nine months ended September 30th 2000 was $185,468 compared to a net income of $117,337 for the nine months ended September 30th 1999. The increase in income was due to the increase in sales compared to the year earlier period.

The earnings per share (fully diluted) was $0.02 for the nine month period ended September 30th 2000 compared to $0.01 for the nine month period ended September 30th 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed it's cash flow requirements through retained earnings from sales. Cash provided by net earnings which occurred during the nine months ended September 30th was $185,468. This resulted in a total cash and cash equivalent position of $475,502 at the end of the period.

As of September 30th 2000 the Company had working capital of $475,502 which represented an increase of $203,279 as compared to the working capital of September 30th 1999. The increase was a result of retained earnings from the fourth quarter of 1999 and the nine month period ending June 30th 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of September 30th 2000. However, the Company is exposed to interest rate risk.

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

                                        FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                        (Registrant)

Dated: November 11 2000                 /s/ Dan O'Brien, President and Director
       ----------------                 ---------------------------------------

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET

QUARTERS ENDED SEPT.  30TH 2000 AND 1999                              UNAUDITED

                                                                  2000          1999
Assets                                                         ---------      ---------
Current
Cash                                                            $228,986        $55,865
Accounts receivable                                              138,332         87,990
Inventory                                                        105,484        127,809
Prepaid expenses                                                   1,700            359
Assets                                                         ---------      ---------
     Total Current Assets                                        475,502        272,023

Property and Equipment                                            50,011         39,421
                                                               ---------      ---------
Total Assets                                                    $524,513       $311,444
                                                               =========      =========
Liabilities
Current
Accounts payable                                                $ 16,001       $      0
Sales Taxes Payable                                                5,200         (8,679)
Accrued Liabilities                                                    0              0
Income tax payable                                                58,080         35,054
                                                               ---------      ---------
Total current liabilities                                         79,281         26,375

Stockholders' Equity
Capital Stock
Authorized  50 000 000 Common shares; par value - .001 each
             1 000 000 Preferred shares;   par value - .01 each
Issued
             9 131 316 Common shares                               9,131          9,131
Capital in excess of par value                                   163,653        163,653
Other comprehensive income (loss)                                 10,822         (2,537)

Retained earnings (deficit)                                      261,626        114,822
                                                               ---------      ---------

Total Stockholders Equity                                        445,232        285,069
                                                               ---------      ---------

Total Liabilities and Stockholders' Equity                      $524,513       $311,444
                                                               =========      =========

See accompanying notes to financial statements

                           FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS


QUARTERS ENDED SEPT. 30TH 2000 AND 1999                   UNAUDITED
                                                       2000        1999
                                                     --------    --------
                  Sales                              $143,102    $357,531

                  Cost of Sales                       106,526     208,134
                                                     --------    --------

                  Gross Profit                         36,576     149,134

Operating Expenses
                  Wages                                34,171      20,384
                  Shipping                              3,297       3,956
                  Office                                1,055         882
                  Professional Fees                     1,161       1,046
                  Misc.                                   533       1,902
                  Rent                                  3,037       1,088
                  Subcontracting Fees                   7,880       3,720
                  Phone                                 1,065         414
                  Travel                                5,735       1,182
                  Entertainment                           277           0
                  Commissions                             283      10,300
                  Service Charges                         773         114
                  Depreciation                          2,552       1,045
                  Stock Promotion                           0           0
                                                     --------    --------
Total Operating Expenses                               61,819      46,033

Gross Income                                          (25,241)    103,101

Income Tax                                                  0      35,054
                                                     --------    --------
Net Income (loss)                                    $(25,241)   $ 68,047
                                                     ========    ========
 Income per share                                    $   0.00    $   0.01
                                                     ========    ========
Weighted average number of shares outstanding       9,131,316   9,131,316

See accompanying notes to financial statements

FLEXIBLE SOLUTIONS INTERNATIONAL INC

                  CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPT. 30TH 2000 AND 1999                 UNAUDITED
                                                       2000        1999
                                                     --------    --------
                  Sales                              $943,288    $667,101

                  Cost of Sales                       441,959     383,915
                                                     --------    --------

                  Gross Profit                        501,329     283,186

Operating Expenses
                  Wages                               101,717      37,802
                  Shipping                             10,806       6,327
                  Office                                4,834       1,572
                  Professional Fees                    34,885       8,517
                  Misc.                                 5,960       4,217
                  Rent                                  9,157       2,350
                  Subcontracting Fees                  27,943       5,740
                  Phone                                 3,466       1,716
                  Travel                               10,739       3,569
                  Entertainment                           597           0
                  Commissions                           1,514      31,079
                  Service Charges                         939         273
                  Depreciation                          7,760       2,140
                                                     --------    --------
Total Operating Expenses                              220,317     105,302

Gross Income                                          281,012     177,844

Income Tax                                             95,544      60,467
                                                     --------    --------
Net Income                                           $185,468    $117,377
                                                     ========    ========
Income per Share                                     $   0.02    $   0.01
                                                     ========    ========
Weighted Average Number of Shares Outstanding       9,131,316   9,131,316

See accompanying notes to financial statements

                           FLEXIBLE SOLUTIONS INTERNATIONAL INC.

                           CONSOLIDATED STATEMENT OF CASH FLOWS

QUARTER ENDED SEPT. 30th   2000 AND SEPT. 30th 1999              UNAUDITED
                                                             2000        1999
                                                           --------    --------

Cash Flows from Operating Activities
Net Income (loss)                                          $(25,241)    $68,047
Adjustments                                                       0           0
Depreciation                                                  2,552       1,045

Changes in non cash working capital
Accounts receivable                                        (163,505)     (5,066)
Inventory                                                    53,546     (74,263)
Prepaid expenses                                              1,058        (185)
Accounts payable                                              3,023      (2,731)
Sales tax payable                                            14,880       8,679
Income tax payable                                           46,035     (35,054)
                                                           --------    --------
Net cash flows provided by (used in) operating activities  ( 67,652)    (39,528)

Cash flows used in investing activities
Acquisition of equipment                                     (2,286)    (20,212)

Cash flows from financing activities
Issuance of Capital Stock                                         0           0
Share issue costs                                                 0           0
Advance from (repayment to) shareholder                           0           0
                                                           --------    --------
Net cash flows provided by (used in) financing activities         0           0

Effect of exchange rate changes on cash                      (2,991)     (1,249)
                                                           --------    --------
Inflow (outflow) of cash                                     72,929     (60,989)

Cash - beginning of quarter                                 156,057     116,854
                                                           --------    --------
Cash - end of quarter                                      $228,986    $ 55,865
                                                           ========    ========

See accompanying notes to financial statements

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

Notes to Financial Statements:

         Foreign Currency - Flexible Solutions functions using the Canadian dollar. Translation to US dollars for reporting is done at the average exchange rates during the year. Losses and gains arising from currency translation are disclosed as other comprehensive income (loss) in shareholders equity.

         Estimates- The preparation of consolidated financial statements requires management to make estimates that affect the reported assets and liabilities at the date of the statements. Actual results could differ.

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

         Financial instruments - The Company's instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Management opines that there are no significant currency or credit risks from these instruments.

         Income (loss) per share calculation - Calculated by dividing net income by the weighted average number of shares outstanding.

         Accounts Receivable - No provision has been made for uncollectible accounts. Management believes all are collectible.