Form 10KSB
period 2000-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2001-03-28
CIK 1069394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10K-SB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000     Commission File Number:  0-29649



                      Flexible Solutions International Inc.
                      -------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


            Nevada                                           N/A
(State or other Jurisdiction of                (IRS Employer Identification No.)
  Incorporation or Organization)

        2614 Quuenswood Drive, Victoria, British Columbia CANADA V8N 1X5
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's Telephone Number, (250) 477-9969



     Securities to be registered pursuant to Section 12(b) of the Act: None


        Securities to be registered pursuant to Section 12(g) of the Act:
        -----------------------------------------------------------------
                         Common Stock $0.001 par value.
                                (Title of Class)


                                  Page 1 of xxx
                          Index to Exhibits on Page 29

                      Flexible Solutions International Inc.

                                   Form 10-SB
                                TABLE OF CONTENTS

                                                             Page
                                     PART I

Item 1.  Description of Business.............................   3

Item 2.  Management's Discussion and Analysis or Plan of
         Operation...........................................  15

Item 3.  Description of Property.............................  18

Item 4.  Security Ownership of Certain Beneficial Owners
          and Management.....................................  19

Item 5.  Directors, Executive Officers, Promoters
         and Control Persons.................................  20

Item 6.  Executive Compensation..............................  23

Item 7.  Certain Relationships and Related Transactions......  23

Item 8.  Description of Securities...........................  24

                                     PART II

Item 1.  Market Price Of And Dividends on the Registrant's
         Common Equity and Related Stockholder Matters.......  26

Item 2.  Legal Proceedings...................................  26

Item 3.  Changes in and Disagreements with  Accountants......  27

Item 4.  Recent Sales of  Unregistered Securities............  27

Item 5.  Indemnification of  Directors and Officers..........  27

                                    PART F/S

Item 1.  Financial Statements................................  28

                                    PART III

Item 1.   Index to Exhibits                                    29

Item 2.   Description of Exhibits

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Introduction
------------

Flexible Solutions International Inc. (hereinafter is also referred to as the "Company" and/or the "Registrant") is involved in the sale of chemicals which slow down the evaporation of water. Applications include swimming pools where their use allows the water to retain a higher temperature for a longer period of time; irrigation canals and reservoirs. The Registrant is still in the development phase. At the end of its latest fiscal year, 12/31/00, total assets were $489 thousand; gross revenues were $1,030 thousand; and, net income was $139 thousand. At the end of Fiscal 1999, ended 12/31/99, the Company had total assets of $359 thousand, gross revenues of $759; and, net income of $103 thousand. The Registrant also currently relies exclusively on the efforts of its founder and president Mr. Daniel B. O'Brien. (Note the Risk Factor section beginning on page ten which discusses this along with other risk factors.) The Company was incorporated in May 1998 in the state of Nevada.

The shares of the Company began trading on the NASDAQ Electronic Bulletin Board on June 16, 2000.

On June 25, 1998 the Company completed the process of acquiring Flexible Solutions Ltd. Flexible Solutions Ltd. was a company engaged in the development and marketing of a swimming pool chemical designed to reduce heat loss.

The Company's principal office is located at 2614 Queenswood Drive, Victoria, British Columbia V8N 1X5. The contact person is Mr. Daniel B. O'Brien, President and Director. The telephone number is (250) 477-9969; the facsimile number is
(250) 477-9912. The Company currently maintains a website at www.flexiblesolutions.com.

The Company's authorized capital includes 50,000,000 shares of common stock with $0.001 par value and 1,000,000 shares of preferred stock with $0.01 par value. As of the close of the Company's latest fiscal year, December 31, 2000, there were 9,131,316 shares of common stock outstanding and no shares of preferred shares outstanding.

The Company's common stock trades on the NASDAQ Electronic Bulletin Board under the symbol "FXSO".

The information in this Annual Report is current as of December 31, 2000, unless otherwise indicated.

Historical Corporate Development
--------------------------------

The Company was incorporated in the state of Nevada on May 12, 1998.

The Company acquired Flexible Solutions Ltd. ("Flexible Solutions") on June 25, 1998 in a non-arms length transaction. The Company issued 7,000,000 shares of its Common Stock in exchange for all of the issued and outstanding stock of Flexible Solutions. Upon the filing of the Articles of Share Exchange with the Nevada Secretary of State on June 30, 1998, Flexible Solutions became a wholly-owned subsidiary of the Company.

The transaction whereby the Company acquired Flexible Solutions is considered to be a non-arm's length transaction because the valuation of Flexible Solutions and the determination of the number of shares to be issued to its owners was not made independently or based on appraisals.

Flexible Solutions was incorporated on January 25, 1991. From its inception through the fiscal year ended January 31, 1994, Flexible Solutions incurred net losses as follows: $1,326 in 1992; $1,883 in 1993; and, $3,265 in 1994. From
1994 to 1995, Flexible Solutions generated a net income of $3,440, but suffered a net loss of $2,454 for the fiscal year ended January 31, 1996. For the 1997 and 1998 fiscal years, Flexible Solutions had net income of $1,679 and $3,154 respectively. For Fiscal 1999, ended December 31, 1999, Flexible Solutions had net income of $103 thousand and for Fiscal 2000, ended December31, 2000, the Company had net income of $139 thousand.

On August 17, 1998, the Company completed an offering of 1,050,000 shares of its Common Stock at $0.01 per share, raising gross proceeds of $10,500.

ON September 7, 1998, the Completed an offering of 500,000 shares of its Common Stock at $0.05 per share, raising gross proceeds of $25,000.

On November 13, 1998, the Company completed an offering of 1,000,000 shares of its Common Stock at $0.25 per share, raising gross proceeds of $145,329 (581,316 shares sold).

On February 13, 2001, the Company announced an agreement for $5 million in new financing in the form of a convertible debenture. The debenture carries an interest rate of 8% over a one year term. It can be converted into common stock of the Company or repaid from the proceeds of a public offering which may, or may not, take place, at the discretion of the Company. The Company will gain access to the proceeds of this financing once an SB-2 document has been filed with the Securities and Exchange Commission for a maximum financing of $25 million. As of March 7, 2001, this offering had not closed.

The proceeds of all of the above completed offerings were used for professional fees; research and development of the tropical fish product; the purchase of machinery and dies to begin large scale production of the tropical fish product; and, general corporate purposes. The offerees, in addition to Dan O'Brien and Dr. Robert O'Brien, were, in all instances, friends, family or business associates well known to either Dan O'Brien or Dr. Robert O'Brien.

In 1999 the Company began renting a 1,000 square foot factory located at 1746 Island Highway, Victoria, British Columbia V9B 1H8. The monthly rent for this facility is $690 and the Company has not executed a formal lease agreement. All of the Company's manufacturing functions are now conducted at this location.

BUSINESS
--------

Flexible Solutions Ltd.

Company Background
------------------

The Company manufacturers and markets chemicals and chemical dispensers through its wholly-owned subsidiary, Flexible Solutions Ltd. The chemicals are designed to act as energy saving "liquid blankets" which reduce the evaporation of water.

The Company currently manufactures three products: "HEAT$AVER", the "Tropical Fish" and "WATER$AVER".

The HEAT$AVER Product and the Tropical Fish Product:
---------------------------------------------------

Product Description:

The primary product of the Company is HEAT$AVER. This product is a non-toxic chemical which forms an invisible skin on the surface of water thereby reducing the amount of evaporation and creating an energy saving device. The Company estimates that evaporative losses account for between 70% and 95% of pool and spa energy use.

HEAT$AVER is a mixture of ingredients which are lighter than water so that they automatically float to the surface. They are attracted to each other so that they try always to form a very thin layer over the whole pool surface. They are individually so small that they are 500 times smaller than the spaces in a high quality filter. After a swimmer stops disturbing the water they rush to reform a complete layer. Management estimates that the use of HEAT$AVER could achieve savings in energy costs of up to 40% and that most pool managers and/or owners will realize energy bill reductions between 17% and 30%.

Management believes that customers associated with outdoor swimming pools use HEAT$AVER primarily for two reasons, cost savings on energy being the primary one. The second reason is that, often times, pool personnel find it inconvenient to use conventional pool blankets correctly and consistently and that the ease of use provided by HEAT$AVER results in more consistent usage.

Users of air-conditioned indoor swimming pools use the HEAT$AVER product because it also results in savings. The savings occurs because less energy is required to maintain a pool at the desired temperature and also because there is a reduced load on the air-conditioning system because less heat and much less water vapor will have to be removed from the air to maintain the required comfort. Air-conditioned indoor pools are very high users of energy because the swimmers and loungers have environmental expectations which require both gas water heat and electric air cooling to keep both groups happy in the same room. HEAT$AVER works by slowing the transfer of heat and water vapor from the pool to the pool room atmosphere.

The British Health Department, the Health Department of Queensland and the Health Department of New South Wales have concluded that the product, used as directed, has no adverse effects on humans or animals.

Testing pertaining to the effectiveness of HEAT$AVER has been carried out by the owners of the following facilities. The following chart summarizes the results typically achieved by users:

---------------- ---------- -------- ---------- ----------- ---------- ------------- ---------- ---------- ------------
                 Pool Size  Length   Savings    Humidity    Heating    Heat$avr      Monthly    Payback    Yearly  Net
                            of Test  Measure    Drop        System     Cost     per  Savings    Ratio      Savings
                                                                       Month
---------------- ---------- -------- ---------- ----------- ---------- ------------- ---------- ---------- ------------
Resthaven        Indoor     2        40%       30%          Elect.     $38.          $235.      6:2:1      $2364.
Condominium Pool 50'x 20'   Months
Sidney, B.C.
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------
Red Lion  Hotel  Outdoor    2 Weeks  45%       0%           Natural    $38.          $230.      6:1:1      $2304.
#1 Seattle, Wa   50'x25'                                    Gas
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------
Red Lion  Hotel  Outdoor    2 Weeks  45%       0%           Natural    $38.          $295.      7:8:1      $3084.
#2 Seattle, Wa   50'x25'                                    Gas
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------
YWCA Pool,       Indoor     2 mths   16.5%     0%           Oil        $90.          $275.      3:1:1      $2220.
Vancouver, B.C.  84'x42'
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------
Kitsilano        Outdoor    2 mths   24%       0%           Natural    $1420.        $2700.     1:9:1      $15,360.
Municipal Pool   480'x70'                                   Gas
Vancouver, B.C.
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------
Vancouver        Indoor     2 mths   15.5%     0%           Natural    $340.         $620.      1:8:1      $3,360.
Aquatic Center   165'x80                                    Gas



Vancouver, B.C.
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------
Hotel Vancouver  Indoor     2 mths   12.5%     0%           Steam      $28.          $150.      5:4:1      $1,464.
Vancouver, B.C.
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------
Coast  Victoria  In/Out     2 mths   37.5%     0%           Elect.     $32.          $270.      8:4:1      $2,856.
Hotel
Victoria,
B.C.
---------------- ---------- -------- --------- ------------ ---------- ------------- ---------- ---------- ------------


The company also sells a timer controlled injection pump which automatically adds the chemical to the pool as needed. Each of these systems is programmable to fit both the size of the pool and the hours of operation. The reservoir which holds the HEAT$AVER must be checked and filled once a week instead of daily. The system is self-contained and needs to be plugged into the main return line of the pool and then plugged into a 110V AC socket.

There are some disadvantages to using HEAT$AVER and these include the following:

     a. The product biodegrades and must be replaced twice per week unless the timer controlled injection pump or the Tropical Fish dispenser is utilized;
     b. The product reduces evaporative heat loss only and has no effect on convective and conductive losses;
     c. The product is flammable when not mixed with water; and,
     d. The product is poisonous, although not fatal, if ingested straight from the bottle or the dispenser.

The product is manufactured by the Company with components which are readily available, and is usually dispensed by the consumer utilizing the Company's "Tropical Fish" dispenser.

The Tropical Fish dispenser was designed by the Company and requires minimal effort on the part of the consumer who utilizes it to dispense the product. It acts like a conventional solar blanket by forming an invisible layer on the surface of the swimming pool, thus inhibiting water evaporation. It dispenses a blue liquid, which creates a one molecule thick layer on the surface of the pool. One Tropical Fish covers an area of 400 square feet and is effective for about one month.

The Tropical Fish is utilized by opening the fin where indicated and placing the fish into the pool where it submerges to the bottom and, as the pressure increases, the HEAT$AVER liquid escapes, rises, and forms an invisible layer on the surface of the water. The Tropical Fish works effectively for thirty days and then must be replaced.

Target Market:

The Company currently is selling to clients associated with hotels; municipal swimming pools; and residential swimming pools. The Heat$avr and Tropical Fish products are sold in Canada and the United States by the Company's distributor, Sunsolar Energy Technologies and in Australia by Hydro-Flexible Solutins PTY. The Company also sells Heat$aver directly into the United States to both wholesale and retail accounts.

The Company estimates that there are approximately 106,000 municipal swimming pools in its initial target market, which is Australia, Canada, Europe and the United States. Based on the assumption that energy costs are a large portion of the total operating costs for municipal pools and that the operators of these facilities want to lower these costs, the Company anticipates that the operators may turn to the use of chemicals, such as HEAT$AVER, as an alternative to the higher cost pool blankets. The Company realizes, however, that the product may not be used by proprietors of every pool in the target market referred to above.

With regard to hotel pools, the Company estimates that there are approximately 280,000 hotel pools located in its target market. Company management believes that each hotel which utilizes the HEAT$SAVER product will be able to save between $2,400 and $6,000 per year on its heating costs throughout the life of the pool. Again, the Company realizes that the product may not be used by proprietors of every pool in this category.

Regarding the residential pool market, management believes that there are approximately 8 million residences in Canada and the United States that have swimming pools. Management believes that successful market penetration in this area will require developing sound business relationships with retail swimming pool stores by creating equitable pricing policies. Management further believes that the Company's HEAT$AVER product packaged in the Tropical Fish dispenser will appeal to the residential pool market based on the novelty of the Tropical Fish dispenser, coupled with the east of use and the low initial cost. The Company realizes that the product may not be used by proprietors of ever pool in this category.

The WATER$AVER Product
----------------------

The Company also intends to market its core technology in the areas of fresh water conservation and aquaculture through another product called WATER$AVER. The WATER$AVER product works in the same way as the HEAT$AVER product.

WATER$AVER has a full time contract salesperson using direct mail, telephone and internet techniques to market the product in North America. Advertisements have been started in national farm and water magazines in the United States. The Company has plans for personnel to make personal visits to introduce the product. Specific efforts will also be made to identify and attract joint venture partners and distributors for the product. Hydro-Flexible Solutions in Australia is currently actively involved in sales efforts of WATER$AVER in Australia. These efforts are on-going and will be expanded as financing permits.

WATER$AVER is a granulated product which is delivered to the customer in a 44 pound weatherproof bag. There are various ways to apply this product ranging from simple hand dispersal to fully automated scheduled metering using local weather data to determine timing and dosage quantities. Examples of suitable applications include the following:

     a. Reservoirs
     b. Potable water storages
     c. Aqueducts and canals
     d. Agricultural irrigation canals and ditches
     e. Flood water crops
     f. Stock watering ponds

This product can be used in any application where water is either standing or running without rapids.

The Company currently makes available to customers one piece of mechanized dispersal equipment called the Model PDM-320e WATER$AVER dispensing machine. It is capable of servicing reservoirs up to 30 acres in size and 100 miles or less of irrigation canals for six to eight days. It is fully automated and provides scheduled powder metering using local weather data to determine timing and dosage quantities. Specifications are:

     a. Hopper capacity: 320 lbs.
     b. Shoreline swivel mounted on 12 cubic yard abutment or trailer mounted for mobile deployment
     c. Has windproof dispersal pattern skirting
     d. Full SCADA compliance ready (custom mounting tabs, bracketing and enclosures)
     e. Full NEMA weather proofing of electronics
     f. Data collection storage and transmission with the customer's choice of variables to be monitored
     g. The data may be collected by laptop computer through RS 232 ports
     h. Land line, cellular, radio and satellite transmission of real time and stored data

     i. Armored protection of electronics and backup equipment by casting into abutment
     j. Hydro grid powered with a battery backup
     k. Battery powered with solar running and recharging capability
     l. Antipersonnel-protective fencing-sabotage suppression razor wire

The Company also has available a basic dispersal machine which is available for lower tech situations and the Company will build custom models to suite individual client's requirements.

Competition

The Company does not believe that there are any other companies developing or producing similar swimming pool chemicals. This belief stems from the fact that management has been directly involved in the pool and spa industry for ten years and has kept abreast of the literature in the field. A source has not been discovered that offers or advertises a competing product for either HEAT$AVER or the Tropical Fish product or the Water$aver product. However, in general, and with regard to the swimming pool supply industry, it is anticipated that the Company will be competing with a wide variety of national, regional and local companies, many of which have established public images and greater financial strength and personnel resources than the Company. Further, it is likely that the Company will also be competing with entities, which have established good will and market acceptance.

Government Regulation and Legal Uncertainties

The Company anticipates that it will be subject to various governmental regulations with regard to the chemicals used in HEAT$AVER, WATER$AVER and the Tropical Fish. In Australia, the Company's operations are subject to health acts as enacted by the Commonwealth and/or various states within Australia. In Canada, the Company's operations are subject to health regulations within the various provinces in Canada. Further, in French speaking provinces such as Quebec, the Company is required to comply with "French only" regulations such as the actual wording on its products (no English allowed). In the United States, the Company's operations are subject to the regulations enacted by the U.S. Department of Health and possibly the regulations enacted by the Environmental Protection Agency. Further, the Company anticipates that all ingredients may have to be approved by the Food and Drug Administration for direct, undiluted skin contact.

Risk Factors

The Company is almost exclusively  dependent on the efforts of its sole officer,
--------------------------------------------------------------------------------
Daniel O'Brien and has no depth of management.
----------------------------------------------

The Company's success is dependent, to a large degree, upon the efforts of its sole executive officer, Daniel O'Brien. The loss or unavailability of Mr. O'Brien could have an adverse effect on the Company. At the present time the Company does not maintain key man life insurance policies for this individual. Also, the continued success and viability of the Company is dependent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the Company is unable to attract and retain qualified personnel, its business may be adversely affected. There are currently no employment agreements in place.


The Company  currently  Has  One  Significant  Customer the Decrease of Sales To
--------------------------------------------------------------------------------
Which Could  Seriously  Hamper Sales Growth
-------------------------------------------

During Fiscal 1999 and Fiscal 2000, the Company had one major customer, Sunsolar Energy Technologies which comprised 86% and 70% of total sales for the years ended December 31, 2000 and 1999 respectively.


There can be no guarantee that the Company will  experience  significant  growth
--------------------------------------------------------------------------------
because it has been in  operation  since 1991 and to date has  achieved  minimal
--------------------------------------------------------------------------------
results:
--------

The Company has nine years of operating history with minimal results upon which to base an evaluation of its business and prospects. Operating results for future periods are subject to numerous uncertainties. These uncertainties include such critical factors as historically minimal profits and uncertainty as to actual demand for its products. There can be no assurance that the Company will achieve or sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's swimming pool products, the level of product and price competition, the Company's success in attracting and retaining motivated and qualified personnel, and in particular, the use of chemicals to retain heat in swimming pools instead of the historically successful use of thermal blankets.

There is no assurance  that the Company will be able to grow  internally  to the
--------------------------------------------------------------------------------
level that would be necessary to support a higher level of sales:
-----------------------------------------------------------------

Should the Company be successful in the sales and marketing efforts of its water additive products it will experience significant growth in operations. If this occurs, management anticipates that additional expansion in the areas of both personnel and plant and equipment will be required in order to continue product development and product marketing. It is possible that the Company will not be able to finance this potential additional expansion. Any expansion of the Company's business would place further demands on its sole executive, operational capacity and financial resources. It is possible that the Company's sole executive will not be able to assume any additional responsibility and that the current operational capacity of the Company will not be able to accommodate additional business. The Company realizes that it will need to recruit qualified personnel in all areas of its operations, including management, sales, marketing, and product delivery when and if growth occurs. There can be no assurance that the Company will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. In addition, there can be no assurance that the Company's current systems, procedures or controls will be adequate to support any expansion of it's operations. The failure to manage growth effectively could result in the failure of the Company.

The Company  could  experience  delays in the  delivery  of its  products in the
--------------------------------------------------------------------------------
future and this delay could result in a loss of customers.
----------------------------------------------------------

The Company, in the first quarter of Fiscal 1999, ended March 31, 1999, experienced a cost over-run of $40,000. This resulted in a backlog in the delivery schedule which was not overcome until May 1999. Delays and cost overruns such as this could affect the Company's ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements thus causing a loss of customers.

The Company markets its products on an international level and, consequently, is
--------------------------------------------------------------------------------
exposed to all of the risks of doing business on a worldwide basis.
-------------------------------------------------------------------

The Company markets and sells its products in the United States, Australia and Canada. As such, it is subject to the normal risks of doing business abroad. These risks include, but are not limited to, unexpected changes in regulatory requirements, export and import restrictions, tariffs and trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, discontinuity of the Company's infrastructures, limitations on fund transfers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on the Company's business. The Company does not currently hedge its foreign currency exposures.

The Company does not pay a cash dividend to shareholders  and  shareholders  and
--------------------------------------------------------------------------------
future  shareholders  cannot be assured  that the Company will pay a dividend in
--------------------------------------------------------------------------------
the future.
-----------

The Company does not presently intend to pay cash dividends in the foreseeable future, as any earnings are expected to be retained for use in developing and expanding its business. Further, the actual amount of any potential future dividends received from the Company will remain subject to the discretion of the Company's Board of Directors.


The Company  has a limited  cash  position  and there is no  assurance  that the
--------------------------------------------------------------------------------
Company will be able to meet its future capital requirements:
-------------------------------------------------------------

The Company currently has limited sources of operating cash flow to fund future projects or corporate overhead. The Company has limited financial resources, and there is no assurance that additional funding will be available. The Company's ability to continue to operate will be dependent upon its ability to raise significant additional funds in the future and.


Dilution could occur to existing and future shareholders  because the Company is
--------------------------------------------------------------------------------
authorized to issue up to 1,000,000 shares of preferred stock.
--------------------------------------------------------------

The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value per share. As of the date of this Registration Statement, no shares of preferred stock have been issued. The Company's preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the Common Stock and would cause dilution to these shareholders.

The securities of the Company are in the "penny stock"  classification and there
--------------------------------------------------------------------------------
are risks including, but not limited to, lack of liquidity in the market for the
--------------------------------------------------------------------------------
Company's stock to the shareholders as a result of this classification.
-----------------------------------------------------------------------

The Company's stock is subject to "penny stock" rules as defined in 1934 Securities and Exchange Act rule 3151-1. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The Company's common shares are subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than U.S. $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares in the United States and shareholders may find it more difficult to sell their shares.


Significant Customers and/or Suppliers
--------------------------------------

The Company has no significant customers and/or suppliers.

Employees
---------

As of 12/31/00, the Company has eight employees, including its sole officer, Daniel B. O'Brien. The Company employs four full-time and two part-time employees at its factory. In addition, the Company employees a full-time saleswoman, who works out of her home in San Diego, California, for a monthly retainer of Cdn$1,000 plus 10% of her net sales of bulk HEAT$AVER.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

SELECTED FINANCIAL DATA
-----------------------

The selected financial data in Table No. 1 for Fiscal 2000, ended December 31, 2000, and Fiscal 1999, ended December 31, 1999, was derived from the financial statements of the Company which were audited by Smythe Ratcliffe independent Chartered Accountants, as indicated in their report which is included elsewhere in this Annual Report.


The selected financial data was extracted from the more detailed financial statements and related notes included herein and should be read in conjunction with such financial statements and with the information appearing under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                   Table No. 1
                             Selected Financial Data
                        ($ in 000, except per share data)


                                   Year Ended      Year Ended      Year Ended
                                   ----------      ----------      ----------

                                     12/31/00        12/31/99       12/31/98


Revenue                                $1,030            $759            $84
Net Income (Loss)                        $139            $103           ($18)
Earnings (Loss) per Share               $0.02           $0.01         ($0.01)
Dividends per Share                         0               0              0


Wtg. Avg. Shares                    9,131,316       9,131,316      4,102,469


Working Capital                          $333            $206           $139
Long - Term Debt                           $0              $0             $3
Shareholders' Equity                     $386            $256           $146
Total Assets                             $489            $359           $174




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATION
--------------------

The Company was incorporated in the state of Nevada on May 12, 1998 and the Company's wholly owned subsidiary, Flexible Solutions Ltd., was incorporated on January 25, 1991 in Victoria, British Columbia Canada.

On June 30, 1998 the Company completed the acquisition of 100% of the shares of Flexible Solutions Ltd. The acquisition was effected through the issuance of 7,000,000 shares of common stock by the Company with the former shareholders of the subsidiary receiving 100% of the total shares then issued and outstanding. The transaction has been accounted for as a reverse take-over.

Since completing the process of acquiring Flexible Solutions Ltd., the Company's operating activities have related primarily to marketing its swimming pool chemicals called "HEAT$AVER", the "Tropical Fish" and its fresh water evaporation control chemical called "WATER$AVER".

Cash Balances
-------------

The Company maintains its major cash balances at one financial institution, Toronto Dominion Bank, located in Victoria, British Columbia CANADA. The balances are insured up to $40,200 or $60,000 (Cdn$) per account by the Canada Deposit Insurance Corporation. At December 31, 2000, there were no uninsured cash balances.


Liquidity and Capital Resources
-------------------------------


Fiscal 2000 and Fiscal 1999, Ended December 31st
------------------------------------------------

Cash provided by Fiscal 2000 Operating Activities totaled $$158,126, including the $138,971 net income; the primary adjusting items were $13,489 in depreciation, ($31,544) in accounts receivable, $43,047 in inventory, ($5,631) in prepaid expenses, ($14,589) in accounts payable, ($6,929) in accrued liabilities, and $21,312 in income tax payable.


Cash used in 1999 Operating Activities totaled ($49,152), including the $102,848 net income; the primary adjusting items were $12,764 in depreciation, ($111,308) in accounts receivable, ($131,225) in inventory, ($520) in prepaid expenses, $5,444 in accounts payable, $3,559 in accrued liabilities, and $69,286 in income tax payable. Cash flows from financing activities included a repayment to a shareholder of ($3,261).


At the end of Fiscal 2000, the Company had cash of $192,280 and accounts receivable of $144,383. Operating expenses currently are averaging $24,155 per month and sales are averaging $85,804 per month. The cost of these sales averages $42,494 per month. At the current volume of business management believes that it can sustain operations indefinitely without the addition of any additional capital. Additional capital will be necessary, however, should the Company decide to expand operations. If the

Company cannot raise additional capital, expansion will not be possible.

Management  currently  has plans to raise  additional  capital  during  the next
twelve  months  as  described   previously  in  Item  1,  Historical   Corporate
Development.


Results of Operations
---------------------


Fiscal 2000 and Fiscal 1999, Ended December 31st
------------------------------------------------

Operating expenses for the fiscal year ended December 31, 2000 totaled $289,860 and the Company experienced a net profit of $138,971 against revenues of $1,029,649. The major expenses during this period were wages of $87,907, professional fees of $38,701, office expenses of $9,028, subcontracting fees of $33,312, shipping of $12,189, travel of $10,454, rent, telephone and depreciation of $28,547, and administrative salaries and benefits of $37,234.

Operating expenses for the fiscal year ended December 31, 1999 totaled $175,213 and the Company experienced a net profit of $102,848 against revenues of $769,218. The major expenses during this period were wages of $63,947, commissions of $$20,957, professional fees of $16,465, office expenses of $9,028, subcontracting fees of $12,801, stock promotion and transfer agent fees of $$8,048, shipping of $7,179, travel of $6,607, and rent, telephone and depreciation of $19,565.

In Fiscal 2000 total revenue rose because of increased sales penetration into the U.S. market. During Fiscal 2000, cost of sales decreased from 54% to 49% and operating expenses as a percentage of sales increase slightly from 23% during Fiscal 1999 to 28% during Fiscal 2000.

In Fiscal 1999 income rose because sales of the Tropical Fish product increased from less that 50,000 units to in excess of 400,000 units. HEAT$AVER sales also grew, but only by a small amount. The tropical fish increase in sales occurred primarily because Fiscal 1999 was the Company's first full season of sales for that product and the beginning of sales into the United States through the Company's distributor. Net income rose for the same reasons plus the following: product development on the Tropical Fish product was successfully completed thereby reducing expenses in that area. Production processes also improved as is evidenced by the fact that in Fiscal 1998, 37 Tropical Fish were produced by each employee per hour and during Fiscal 1999 that number grew to 75 Tropical Fish per employee per hour.

The Tropical Fish product is priced at $1.68, or $2.50(Cdn$) in Canada and $2.00 in the United States. The Company currently offers no rebates, discounts or promotional prices for the Tropical Fish product.

Income Taxes
------------

All tax returns due for the Company have been filed.

Inflation
---------

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Subsequent Event
----------------

On January 15, 2001, 100,000 share purchase options were exercised. As a result of this transaction, the Company received an additional $25,000 in cash. The issued stock is restricted, subject to Rule 144.

ITEM 3. DESCRIPTION OF PROPERTY
-------------------------------

The Company utilizes the residence of its sole officer and director, Mr. Daniel O'Brien, for offices. No monthly fee is paid to Mr. O'Brien for rent.

The Company also maintains an administrative facility at 4002 Dawnview Crescent in Victoria, British Columbia. This facility consists of 2000 square feet. The Company has a one year lease, expiring on December 31, 2001, the terms of which call for a monthly payment of $900.00

The Company also rents a 1,000 square foot factory facility from Rolex Plastics Ltd. of Victoria, British Columbia. The factory is located at 1746 Island Highway, Victoria, British Columbia V9B 1H8. The monthly rent for the factory is $690. The Company rents the facility on a month-to-month basis and has not executed a formal lease agreement.

The Company also maintains a warehouse facility in Quebec. It is located at 2701 Sabourin Street, and is in St. Laurent, Quebec. The building belongs to the Company's distributor and is provided by the distributor for no charge because it saves him $0.05 in shipping on each "Fish" product.

ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
         ----------

The Registrant is a publicly-owned corporation, the shares of which are owned by United States and Canadian residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 2 lists as of December 31, 2000 all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

                                   Table No. 2
                            Five Percent Shareholders

Title                              Amount and Nature Percent
  of                               of Beneficial     of
Class   Name of Beneficial Owner   Ownership         Class #

Common  Daniel B. O'Brien  (1)     4,650,000          50.0%
Common  Robert N. O'Brien  (2)     1,750,000          18.3%
Common  Beat Aschmann                700,000           7.7%
Common  Sundstrand Ltd.              580,000           6.4%
  TOTAL                            7,680,000          82.4%(3)

# Based on 9,131,316 shares outstanding as of December 31, 2000 and options to purchase shares of common stock.

1. 4,550,000 of these shares are restricted pursuant to Rule 144. 100,000 of these shares represent currently exercisable share purchase options with a strike price of $0.25. Mr. O'Brien's address is 2624 Queenswood Drive, Victoria, British Columbia CANADA V8N 1X5.
2. 1,750,000 of these shares are restricted pursuant to Rule 144. Dr. O'Brien's address is 2624 Queenswood Drive, Victoria, British Columbia CANADA V8N 1X5.
3. Does not reflect share purchase options for 60,000 shares of common stock issued as follows: 20,000 shares with a strike price of $0.25 issued to an employee; 20,000 shares with a strike price of $0.25 issued to another employee; and, 20,000 shares with a strike price of $0.25 issued to another employee.

Table No. 3 lists as of December 31, 2000 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

                                   Table No. 3
                Shareholdings of Directors and Executive Officers


Title                                 Amount and Nature Percent
  of                                      of Beneficial      of
Class   Name of Beneficial Owner              Ownership Class #

Common  Daniel B. O'Brien  Pres. & Director (1)          4,650,000    50.0%
Common  Robert N. O'Brien  Director   (2)                1,750,000    18.3%
Common  John H. Bientjes   Director   (3)                   80,000     1.0%
Total                                                    6,480,000    69.3%

# Based on 9,131,316 shares outstanding as of December 31, 2000 and options to purchase shares of common stock.

1. 4,550,000 of these shares are restricted pursuant to Rule 144. 100,000 of these shares represent currently exercisable share purchase options with a strike price of $0.25. Mr. O'Brien's address is 2624 Queenswood Drive, Victoria, British Columbia CANADA V8N 1X5.
2.  1,750,000 of these shares are restricted pursuant to Rule 144.
3. Does not reflect share purchase options for 60,000 shares of common stock issued as follows: 20,000 shares with a strike price of $0.25 issued to an employee; 20,000 shares with a strike price of $0.25 issued to another employee; and, 20,000 shares with a strike price of $0.25 issued to another employee.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

Table No. 4 lists as of December 31, 2000 the names of the Directors of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All Directors are residents and citizens of Canada.

                                   Table No. 4
                                    Directors

                                                 Date First
                                                    Elected
Name                              Age          or Appointed

Daniel B. O'Brien                  43           May 12, 1998
Dr. Robert N. O'Brien              78      February 19, 2000
John H. Bientjes                   47      February 19, 2000

Table No. 5 lists, as of December 31, 2000, the names of the Executive Officers of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Executive Officers are residents/citizens of Canada.


                                   Table No. 5
                               Executive Officers

Name                Position    Date of Board Approval
------------------  ----------  ----------------------

Daniel B. O'Brien   President        May 12, 1998


Business Experience
-------------------

Daniel B. O'Brien: Mr. O'Brien is President and a Director of the Company. He has been employed by the Company since May 12, 1998. His responsibilities include coordinating strategy, planning, and product development. Mr. O'Brien devotes 100% of his time to the affairs of the Company. He has been involved in the swimming pool industry since 1991 at which time he founded a private company called Flexible Solutions Ltd. which was purchased by the Company, through a share exchange, in August 1998. Prior to his involvement with Flexible Solutions Ltd., Mr. O'Brien was a teacher at Brentwood College where he was in charge of Outdoor Education.

Dr. Robert N. O'Brien: Dr. O'Brien is a member of the Company's Board of Directors. He was elected to this position on February 19, 2000. Dr. O'Brien received his Bachelor of Applied Science in Chemical Engineering from the University of British Columbia in 1951; his Masters of Applied Science in Metallurgical Engineering from the University of British Columbia in 1952; his Ph.D. in Metallurgy from the University of Manchester in 1955; and, was a Post Doctoral Fellow in Pure Chemistry at the University of Ottawa from 1955 through 1957. He has held various academic positions since 1957 at the University of Alberta, the University of California at Berkley, and the University of Victoria. Most recently, he was a Professor of Chemistry at the University of Victoria from 1968 until 1986 at which time he was given the designation of Professor Emeritus at the University of Victoria. While teaching, Dr. O'Brien acted as a consultant and served on the British Columbia Research Council. In 1987, Dr. O'Brien founded the Vancouver Island Advanced Technology and Research Association.

John H. Bientjes: Mr. Bientjes is a member of the Company's Board of Directors. He was elected to this position on February 19, 2000. Mr. Bientjes attended Simon Fraser University in Vancouver, British Columbia and graduated in 1976 with a Bachelor of Arts

Degree in Economics and Commerce. For the past fifteen years he has been the manager of the Commercial Aquatic Supplies Division of D.B. Perks & Associates, Ltd., located in Vancouver, British Columbia, a company that markets supplies and equipment to commercial pools which are primarily owned by municipalities. His primary responsibilities at D.B. Perks & Associates, Ltd. are in the areas of purchasing, sales and customer service.

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

c) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

d) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships
--------------------

Dan O'Brien, the President of the Company is the son of Dr. Robert N. O'Brien, a Director of the Company. Other than that there are no relationships between any of the officers or directors of the Company.

Other Relationships/Arrangements
--------------------------------

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer. There are no material arrangements or understandings between any two or more Directors or Executive Officers.

ITEM 6.  EXECUTIVE COMPENSATION
-------------------------------

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 1999, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Mr. O'Brien receives a salary of $20,100 and is also reimbursed for reasonable expenses incurred in the management of the Company's wholly owned subsidiary, Flexible Solutions Ltd.

The Company has no formal stock option plan which has been approved by regulatory authorities or other long-term compensation program other than that described in the preceding paragraph.

During Fiscal 2000, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2001 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Company was incorporated for the purpose of acquiring Flexible Solutions Ltd. The value of Flexible Solutions Ltd. and the determination of the number of shares to be issued to its owners were not made independently or based on appraisals. Accordingly, the transactions between the Company and Flexible Solutions Ltd. cannot be deemed to be an arm's length transaction. By the terms of the Agreement and Plan of Share Exchange, the Company issued 7,000,000 shares of its common stock to Flexible Solutions Ltd., a company owned by Daniel O'Brien, the president of the Company; Dr. Robert N. O'Brien, a Director of the Company; and, Beat Aschmann.

Other than described above, there have been no transactions since May 12, 1998 (Date of Inception), or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.


ITEM 8.  DESCRIPTION OF SECURITIES
----------------------------------

The authorized capital of the Registrant is 50,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.01 per share. 9,131,316 shares of common stock and no shares of preferred stock were issued and outstanding at December 31, 2000, the end of the most recent fiscal year.

Common Stock:

All shares of the Company's Common Stock have equal voting rights, with one vote per share, on all matters submitted to the stockholders for their consideration. The shares of Common Stock do not have cumulative voting rights.

Subject to the prior rights of the holders of any series of preferred stock which may be issued, holders of Common Stock are entitled to receive dividends, when and if declared by the Board of Directors, out of funds of the Company legally available therefor.

Holders of shares of Common Stock do not have any preemptive rights or other rights to subscribe for additional shares, or any conversion rights. Upon a liquidation, dissolution, or winding up of the affairs of the Company, holders of the Common Stock will be entitled to share ratably in the assets available for distribution to such stockholders after the payment of all liabilities and after the liquidation preference of any preferred stock outstanding at the time.

There are no sinking fund provisions applicable to the Common Stock.

Preferred Stock:

The Articles of Incorporation authorize the Board of Directors to issue, by resolution, 1,000,000 shares of preferred stock, in classes, having such designations, powers, preferences, rights, and limitations and on such terms and conditions as the Board of Directors may from time to time determine, including the rights, if any, of the holders of such preferred stock with respect to voting, dividends, redemptions, liquidation and conversion.


Debt Securities to be Registered. Not applicable.
--------------------------------
American Depository Receipts.  Not applicable.
----------------------------
Other Securities to be Registered.  Not applicable.
---------------------------------

                                     PART II

ITEM 1.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
----------------------------------------------------------
         COMMON EQUITY AND OTHER SHAREHOLDER MATTERS
         -------------------------------------------


The Company's common stock trades on the OTC Bulletin Board in the United States, having the trading symbol "FXSO" and CUSIP #33938T 10 4. Trading volume and high/low/closing prices, on a quarterly basis, since the stock began trading on the OTC Bulletin on June 16, 2000 are shown in Table No. 7.


                                   Table No. 7
                           FXSO Stock Trading Activity


------------------------- ------ ------ ------ ----------

        Quarter           High   Low    Close     Volume

------------------------- ------ ------ ------ ----------
     Ending 6/30/00       $0.27  $0.27  $0.27     58,000

------------------------- ------ ------ ------ ----------
     Ending 9/30/00       $0.94  $0.25  $0.65  1,259,500

------------------------- ------ ------ ------ ----------
    Ending 12/31/00       $0.81  $0.63  $0.69    522,100

------------------------- ------ ------ ------ ----------


The Company's common stock is issued in registered form. American Securities Transfer and Trust (located in Denver, Colorado) is the registrar and transfer agent for the common stock.

On December 28, 2000 the shareholders' list for the Company's common shares showed twenty six (26) registered shareholders and 9,131,316 shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

ITEM 2.  LEGAL PROCEEDINGS
--------------------------

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------

                                 Not Applicable


ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES
------------------------------------------------

On August 17, 1998, the Company completed an offering of 1,050,000 shares of its Common Stock at $0.01 per share, raising gross proceeds of $10,500.


On September 7, 1998, the Company completed an offering of 500,000 shares of its Common Stock at $0.05 per share, raising gross proceeds of $25,000.

On November 13, 1998, the Company completed an offering of 1,000,000 shares of its Common Stock at $0.25 per share, raising gross proceeds of $145,329 (581,316 shares sold).

The shares of common stock in all of the foregoing offerings, were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 504 of the Securities Act of 1933, as amended and under the exemption to registration under Section 11-51-308(1)(p) of the Colorado Securities Act.

The claim for exception under Rule 504 of Regulation D was based on the fact that the Company was not subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; was not an investment company; and was not a development stage company that had no business plan or purpose or had indicated that its business plan was to engage in a merger or acquisition. The terms and conditions of Reg. 230.501 and Reg. 230.502 (a), (c) and (d) were also satisfied and the aggregate offering did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offerings.

All investors in the above offerings were unrelated persons, companies and partnerships; no officers, directors, employees or affiliates participated in the offerings.

ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS
--------------------------------------------------

The Company's By-Laws address indemnification under Article VI, Sections 6.1 and 6.1.

To the fullest extent permitted by the laws of the State of Nevada (currently set forth in NRS 78.751), as the same now exists or may hereafter be amended or supplemented, the Company shall indemnify its directors and officers, including payment of expenses as they are incurred and in advance of the final disposition of any action, suit, or proceeding. Employees, agents, and other persons may be similarly indemnified by the Company, including advancement of expenses, in such case or cases and to the extent set forth in a resolution or resolutions adopted by the Board of Directors. No amendment of this Section shall have any effect on indemnification or advancement of expenses relating to any event arising prior to the date of such amendment.

To the fullest extent permitted by the laws of the State of Nevada (currently set forth in NRS 78.752), as the same now exists or may hereafter be amended or supplemented, the Company may purchase and maintain insurance and make other financial arrangements on behalf of any person who is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, for any liability asserted against such person and liability and expense incurred by such person in its capacity as a director, officer, employee, or agent, or arising out of such person's status as such, whether or not the Corporation has the authority to indemnify such person against such liability and expenses.


                                    PART F/S

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The financial statements and notes thereto as required under Item #13 are attached hereto and found immediately following the text of this Registration Statement. The audit report of Smthe Ratcliffe, independent Chartered Accountants, for the audited financial statements for Fiscal 2000, ended December 31, 2000 and notes thereto is included herein immediately preceding the audited financial statements.


(A-1) Audited Financial Statements: Fiscal 2000
-----------------------------------------------

Auditors' Report, dated February 14, 2001

Consolidated Balance Sheet at 12/31/00 and 12/31/99

Consolidated Statement of Operations for the Year Ended 12/31/00 and 12/31/99

Consolidated Statement of Stockholders' Equity for the Years Ended 12/31/00 and 12/31/99

Consolidated Statement of Cash Flows for the Years Ended 12/31/00 and 12/31/99

Notes to Consolidated Financial Statements


                                    PART III
ITEM 1.  INDEX TO EXHIBITS:


Exhibit Number                      Description


2                  Incorporated by reference to Form 10-SB and Form 10-Q's

3.1                Incorporated by reference to Form 10-SB and Form 10-Q's

3.2                Incorporated by reference to Form 10-SB and Form 10-Q's

4.1                Incorporated by reference to Form 10-SB and Form 10-Q's

4.3                Incorporated by reference to Form 10-SB and Form 10-Q's

10.1               Incorporated by reference to Form 10-SB and Form 10-Q's

10.2               Incorporated by reference to Form 10-SB and Form 10-Q's

21                 Incorporated by reference to Form 10-SB and Form 10-Q's

FLEXIBLE SOLUTIONS
  INTERNATIONAL INC.

Consolidated Financial Statements
December 31, 2000
(U.S. Dollars)







INDEX                                                       Page

Report of Independent Chartered Accountants to
  the Board of Directors and Stockholders                    1

Financial Statements

Consolidated Balance Sheets                                  2

Consolidated Statements of Operations                        3

Consolidated Statements of Stockholders' Equity              4

Consolidated Statements of Cash Flows                        5

Notes to Consolidated Financial Statements                  6-10

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF FLEXIBLE SOLUTIONS INTERNATIONAL INC.

We have audited the consolidated balance sheets of Flexible Solutions International Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.









SMYTHE RATCLIFFE

Chartered Accountants

Vancouver, British Columbia
February 14, 2001

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)

-----------------------------------------------------------------------------------
                                                               2000         1999
-----------------------------------------------------------------------------------
Assets

Current
  Cash                                                       $192,280      $59,441
  Accounts receivable (note 4)                                144,383      112,839
  Inventory                                                    93,513      136,560
  Prepaid expenses                                              6,151          520
                                                             --------     --------
Total Current Assets                                          436,327      309,360

Property and Equipment (note 5)                                53,064       49,782
                                                             --------     --------
Total Assets                                                 $489,391     $359,142
                                                             ========     ========

Liabilities

Current
  Accounts payable                                            $12,422      $27,011
  Accrued liabilities                                               0        6,929
  Income tax payable                                           90,598       69,286
                                                             --------     --------
Total Current Liabilities                                     103,020      103,226

Stockholders' Equity

Capital Stock

Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued
   9,131,316 Common shares                                      9,131        9,131
Capital in Excess of Par Value                                163,653      163,653
Other Comprehensive Income (Loss)                             (1,839)        6,677
Retained Earnings                                             215,426       76,455
                                                             --------     --------
                                                              386,371      255,916
                                                             --------     --------

Total Liabilities and Stockholders' Equity                   $489,391     $359,142
                                                             ========     ========

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
Years Ended December 31
(U.S. Dollars)

--------------------------------------------------------------------------------
                                                    2000                1999
--------------------------------------------------------------------------------


Sales                                           $1,029,649            $759,218
Cost of Sales (Exclusive of Depreciation)          509,933             413,849
                                                ----------          ----------
Gross Profit                                       519,716             345,369

Operating Expenses
  Wages                                             87,907              63,467
  Bad debt expense                                  51,282                   0
  Administrative salaries and benefits              37,234               4,524
  Professional fees                                 36,701              16,465
  Subcontracting                                    33,312              12,801
  Shipping                                          12,189               7,179
  Rent                                              11,445               4,442
  Travel                                            10,454               6,607
  Office                                             9,028              11,456
  Telephone                                          3,613               2,359
  Commission                                         1,982              20,957
  Stock promotion and transfer agent fee               568               8,048
  Currency exchange                               (19,344)               4,144
  Depreciation                                      13,489              12,764
                                                ----------          ----------
                                                   289,860             175,213
                                                ----------          ----------
Income Before Income Tax                           229,856             170,156
Income Tax                                          90,885              67,308
                                                ----------          ----------
Net Income                                        $138,971            $102,848
                                                ==========          ==========

Net Income Per Share                                $ 0.02              $ 0.01
                                                ==========          ==========

Weighted Average Number of Shares                9,131,316           9,131,316
                                                ==========          ==========

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2000 and 1999
(U.S. Dollars)

---------------------------- --------- --------- ---------- ---------- ------------- ---------------
                                                 Capital in Retained       Other          Total
                                                 Excess of  Earnings   Comprehensive  Stockholders'
                               Shares  Par Value Par Value  Deficit)   Income (Loss)      Equity
---------------------------- --------- --------- ---------- ---------- ------------- ---------------
Shares Issued in Exchange
  for 100% of Flexible
  Solutions Ltd.             7,000,000   $7,000         $0   $(8,363)            $0        $(1,363)

Shares Issued for Cash
  (August and October 1998)  2,131,316    2,131    178,698          0             0         180,829
Share Issue Costs                    0        0   (15,045)          0             0        (15,045)
Translation Adjustment               0        0          0          0         (376)           (376)
Net Loss                             0        0          0   (18,030)             0        (18,030)
---------------------------- --------- --------- ---------- ---------- ------------- ---------------

Balance, December 31, 1998   9,131,316    9,131    163,653   (26,393)         (376)         146,015

Translation Adjustment               0        0          0          0         7,053           7,053
Net Income                           0        0          0    102,848             0         102,848
---------------------------- --------- --------- ---------- ---------- ------------- ---------------

Balance, December 31, 1999   9,131,316    9,131    163,653     76,455         6,677         255,916

Translation Adjustment               0        0          0          0       (8,516)         (8,516)

Net Income                           0        0          0    138,971             0         138,971
---------------------------- --------- --------- ---------- ---------- ------------- ---------------


Balance, December 31, 2000   9,131,316   $9,131   $163,653   $215,426      $(1,839)        $386,371
---------------------------- --------- --------- ---------- ---------- ------------- ---------------




See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(U.S. Dollars)

--------------------------------------------------------------------------------
                                                        2000             1999
--------------------------------------------------------------------------------


Operating Activities
  Net income                                          $138,971         $102,848
  Adjustments to reconcile net income to net cash,
    provided by (used in) operating activities
    Depreciation                                        13,489           12,764
    Changes in Non-Cash Working Capital
    Accounts receivable                               (31,544)        (111,308)
    Inventory                                           43,047        (131,225)
    Prepaid expenses                                   (5,631)            (520)
    Accounts payable                                  (14,589)            5,444
    Accrued liabilities                                (6,929)            3,559
    Income tax payable                                  21,312           69,286
                                                     ---------
Cash Provided by (Used in) Operating Activities        158,126         (49,152)

Investing Activities
  Acquisition of equipment                            (16,771)         (52,409)

Financing Activities
  Repayment to shareholder                                   0          (3,261)

Effect of Exchange Rate Changes on Cash                (8,516)            7,053

Inflow (Outflow) of Cash                               132,839         (97,769)
Cash, Beginning of Year                                 59,441          157,210

Cash, End of Year                                     $192,280          $59,441

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2000 and 1999
(U.S. Dollars)


1.       OPERATIONS AND BASIS OF PRESENTATION

         These financial statements include the accounts of Flexible Solutions International Inc. and its wholly owned subsidiary Flexible Solutions Ltd. ("the Company"). All intercompany balances and transactions are eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

         On June 30, 1998 the Company completed the acquisition of 100% of the shares of Flexible Solutions Ltd. The acquisition was effected through the issuance of 7,000,000 shares of common stock by the Company with the former shareholders of the subsidiary receiving 100% of the total shares then issued and outstanding. The transaction has been accounted for as a reverse take-over.

         Flexible Solutions Ltd. is accounted for as the acquiring party and the surviving entity. Because Flexible Solutions Ltd. is the accounting survivor, the consolidated financial statements presented for all periods are those of Flexible Solutions Ltd. The shares issued by Flexible Solutions International Inc. pursuant to the 1998 acquisition have been accounted for as if those shares had been issued upon the organization of Flexible Solutions Ltd.

         The Company is engaged in the development and marketing of a swimming pool chemical designed as an energy saving liquid pool blanket.

2.       COMPARATIVE FIGURES

         Certain of the comparative figures are reclassified to conform with the current years' presentation.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Foreign currency

                  The functional currency of the Company is the Canadian dollar. The translation of the Canadian dollar to the reporting currency of the U.S. dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the Company's functional currency, Canadian dollars, into the reporting currency, U.S. dollars, are excluded from the determination of income and disclosed as other comprehensive income (loss) in stockholders' equity.

                  Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in the determination of income.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2000 and 1999
(U.S. Dollars)



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (b)      Use of estimates

                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

         (c)      Inventory

                  Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

         (d)      Property and equipment

                  Property and equipment are recorded at cost and depreciated using the declining balance method and the following annual rates:

                              Manufacturing equipment            - 20%
                              Trailer                            - 30%
                              Computer hardware                  - 30%
                              Furniture and fixtures             - 20%
                              Office equipment                   - 20%

         (e)      Revenue recognition

                  Revenue from product sales is recognized at the time the product is shipped. Provisions are made at the time the related revenue is recognized for estimated product returns. Since the Company's inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

         (f)      Financial instruments

                  The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values due to their short maturities.

         (g)      Income per share calculation

                  Income per share is calculated by dividing net income by the weighted average number of shares outstanding.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2000 and 1999
(U.S. Dollars)



4.       ACCOUNTS RECEIVABLE

         As at the year ended December 31, 1999 no provision was made for uncollectible accounts as management considered all accounts receivable as being collectible.

         During the year ended December 31, 2000 the Company provided for an allowance and later wrote off an account aggregating $51,282 which had since become uncollectible. As at the balance sheet date no provision has been made for uncollectible accounts as management considers all current accounts receivable as being collectible.

5.       PROPERTY AND EQUIPMENT

                                                        2000
                                                    Accumulated
                                           Cost     Depreciation         Net
                                        --------    ------------    --------


         Manufacturing equipment         $75,757       $26,602       $49,155
         Trailer                           1,510           770           740
         Computer hardware                 1,039           530           509
         Furniture and fixtures            3,087           769         2,318
         Office equipment                    534           192           342
                                        --------      --------      --------
                                         $81,927       $28,863       $53,064
                                        ========      ========      ========

                                                        1999
                                                    Accumulated       Net Book
                                           Cost     Depreciation        Value
                                        --------      --------      --------

         Manufacturing equipment         $61,127       $14,313       $46,814
         Trailer                           1,510           453         1,057
         Computer hardware                 1,039           312           727
         Furniture and fixtures              946           189           757
         Office equipment                    534           107           427
                                        --------      --------      --------
                                         $65,156       $15,374       $49,782
                                        ========      ========      ========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2000 and 1999
(U.S. Dollars)



6.      COMPREHENSIVE INCOME

         ------------------------------------------ --------- ---------
                                                       2000      1999
         ------------------------------------------ --------- ---------

         Net income                                  138,971   102,848
         Other comprehensive income (loss)           (8,516)     7,053
         ------------------------------------------ --------- ---------

         Comprehensive income                       $130,455  $109,901
         ------------------------------------------ --------- ---------

7.      INCOME TAX

        Total income tax expense differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 45.62% to income before income taxes as a result of the following

         ------------------------------------------------ ---------- ----------
                                                             2000       1999
         ------------------------------------------------ ---------- ----------

         Expected tax expense (benefit) at statutory rate  $104,860    $77,625
         Increase (decrease) resulting from
           Manufacturing and processing deduction          (16,090)   (11,911)
         Deferred income tax asset arising from
             operating loss carry forward                         0          0
         Other                                                2,115      1,594
         ------------------------------------------------ ---------- ----------

                                                            $90,885    $67,308
         ------------------------------------------------ ---------- ----------

8.      EARNINGS PER SHARE

         -------------------------- ----------- ------------- ------------------
                                     Net Income     Shares        Per Share
                                    (Numerator) (Denominator)      Amount
         -------------------------- ----------- ------------- ------------------

         2000
         Basic earnings per share
         Net income                   $138,971     9,131,316        $ 0.02



         1999
         Basic earnings per share
         Net income                   $102,848     9,131,316        $ 0.01
         -------------------------- ----------- ------------- ------------------

         There were no preferred shares issued and outstanding for the years ended December 31, 2000 and 1999.

         There were no dilutive securities outstanding for the years ended December 31, 2000 and 1999.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2000 and 1999
(U.S. Dollars)



9.      SEGMENTED AND SIGNIFICANT CUSTOMER INFORMATION

        The Company operates in a single segment, involving the development and marketing of a swimming pool chemical designed as an energy saving liquid pool blanket. In 2000, 3% of the Company's sales were in United States of America, the remainder were earned in Canada. In 1999, 28.8% of the Company's sales were in United States of America, the remainder were earned in Canada.

        All the Company's long-lived assets are located in Canada. The Company had 1 major customer, Sunsolar Energy Technologies which comprised 96% and 70% of total sales for the years ended December 31, 2000 and 1999 respectively. There were no significant concentrations of credit risk.