Form 10QSB
period 2001-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2001-05-14
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31st  2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from___________ to ________

                        Commission file number 000-29649


                     FLEXIBLE SOLUTIONS INTERNATIONAL INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                      911922863
---------------------------------              ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 9,231,136 shares as of March 31st 2001.

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

During the three months ended March 31st 2001, the Company experienced a net after tax income of $100,994 as compared to income of $27,093 for the three months ended March 31st 2000. The increase was due to a significant expansion of operations which began in the fourth quarter of 2000 and continued through the first quarter of 2001. During this period the Company hired additional personnel, expanded corporate headquarters and increased production. The overall result was a net income of $100,994.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, on file with the Securities and Exchange Commission and to the same section of the Company's 10K-SB for the period ended Dec. 31st 2000 on file with the Securities and exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month period ended March 31st 2001, compared to the results of operations for the three month period ended March 31st 2000, and to changes in the Company's financial condition from December 31st 2000 to March 31st 2001.

THREE MONTHS ENDED March 31st 2001 and 2000

For the first quarter of the current fiscal year ending March 31st 2001, sales were $351,447 compared to $260,328 for the same quarter of the previous year. The increase in sales were as a result of our distributors selling to more retail outlets in more geographic areas and selling larger quantities to older accounts.

Operating expenses were $75,799 for the first quarter, up from $66,978 for the first quarter of last year. This is as a result of increased costs in all categories of expenses due to the significant expansion in sales. The largest increases were in the areas of administrative salaries and benefits
(13,164), travel (8,454) and stock promotion (5,471).

The net income for the quarter was $100,994 which represents a substantial increase over first quarter last year when the net income was $27,093. The increase in income was a result of increased sales, and lower cost of sales.

The earnings per share (fully diluted) was $0.01 for the three months ended March 31st 2001 compared to $0.00 for the three months ended March 31st 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed it's cash flow requirements through retained earnings from sales. Cash provided by net earnings which occurred during the three months ended March 31st was $100,994 This resulted in a total cash and cash equivalent position of $60,579 at the end of the period.

As of March 31st 2001 the Company had working capital of $486,938 which represented an increase of $200,211 as compared to the working capital of March 31st 2000. The increase was a result of retained earnings from the second, third and fourth quarters of 2000 and the first quarter of 2001.

The Company has no external sources of liquidity in the form of credit lines from banks.

Management believes that its available cash will be sufficient to fund the Company's working capital requirements through December 31st 2001. Management further believes that available cash will be sufficient to implement the Company's expansion plans. No investment banking agreements are in place and there is no guarantee that the Company will be able to raise capital in the future should that become necessary.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISKS:

The Company does not have any derivative financial instruments as of March 31st 2001. However, the Company is exposed to interest rate risk.

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


                           Part II - OTHER INFORMATION

 Item 1.     Legal proceedings - None
 Item 2.     Changes in Securities
             A) On Jan. 14th 2001, 100,000 restricted shares were issued to Equity Trust SA in return for services rendered in the compilation of an SB-2 filing document.
             B) On Apr. 12th 2001 the Company registered by way of an S-8 document, on file with the Securities Exchange Commission, 636,000 options to buy common shares.
 Item 3.     Default upon Senior Securities - None
 Item 4.     Submission of Matters to a Vote of Securities Holders - None
 Item 5.     Other Information - None
 Item 6.(a)  Exhibit 27 - Financial Data Schedule
 Item 6.(b)  Reports on Form 8-K - None



                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                                    (Registrant)

Dated: May 4th 2001                   /s/ Dan O'Brien, President and Director
       ------------                   ---------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets                                          (Unaudited)
                                                                       March 31
                                                                    (U.S. Dollars)
--------------------------------------------------------------------------------------
                                                                   2001          2000
--------------------------------------------------------------------------------------
Assets
Current
 Cash                                                           $35,579        $3,409
 Accounts receivable (note 4)                                   411,123       228,560
 Note receivable                                                 25,000
 Inventory                                                      119,987       132,558
 Prepaid expenses                                                 2,494             0
                                                              ---------     ---------
Total Current Assets                                            594,183       364,527
Property and Equipment (note 5)                                  60,410        52,654
                                                              ---------     ---------
 Total Assets                                                  $654,593      $417,181
                                                              =========     =========

Liabilities
Current
 Accounts payable                                                15,158        56,806
 Accrued liabilities                                                  0             0
 Income tax payable                                             152,497        73,648
                                                              ---------     ---------
Total Current Liabilities                                       167,655       130,454
                                                              ---------     ---------
Stockholders' Equity
Capital Stock
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued
   9,231,316 Common shares                                        9,231         9,131
Capital in Excess of Par Value                                  163,653       163,653
Other Comprehensive Income (Loss)                                -2,366        -3,488
Retained Earnings                                               316,420       117,431
                                                              ---------     ---------
                                                                486,938       286,727
                                                              ---------     ---------
Total Liabilities and Stockholders' Equity                     $654,593      $417,181
                                                              =========     =========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Operations              (Un-audited)
                                            Quarter Ended March 31
                                                 (U.S. Dollars)
-------------------------------------------------------------------
                                                2001          2000
-------------------------------------------------------------------
Sales                                       $351,447      $260,328
Cost of Sales (Exclusive of Depreciation)    112,755       152,317
                                            --------      --------
Gross Profit                                 238,692       108,011
                                            --------      --------
Operating Expenses
  Wages                                       24,781        26,657
  Administrative salaries and benefits        13,164             0
  Advertising                                  1,520             0
  Professional fees                            4,213        18,382
  Subcontracting                               5,629         7,848
  Shipping                                     1,912         2,839
  Rent                                         4,288         2,380
  Travel                                       8,454         2,206
  Office                                       1,590           870
  Telephone                                      553           879
  Commission                                     178           263
  Stock promotion and transfer agent fee       5,471             0
  Miscellaneous                                1,362         2,120
  Depreciation                                 2,684         2,534
                                            --------      --------
                                              75,799        66,978
                                            --------      --------
Income Before Income Tax                     162,893        41,033
Income Tax                                    61,899        13,940
                                            --------      --------
Net Income                                  $100,994       $27,093
                                            ========      ========

Net Income Per Share                           $0.01         $0.00
                                            ========      ========
Weighted Average Number of Shares          9,212,427     9,131,316
                                           =========     =========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Cash Flow                    (Un-audited)
                                                  Quarter Ended March 31
                                                      (U.S. Dollars)
------------------------------------------------------------------------
                                                   2001            2000
------------------------------------------------------------------------
Operating Activities
   Net income                                  $100,994         $27,036

provided by (used in) operating activities
 Depreciation                                     2,684           2,534
Changes in non-cash working capital
Accounts receivable                            -266,740        -115,721
Notes receivable                                -25,000
    Inventory                                   -26,474           4,002
Prepaid expenses                                 -3,657             520
Accounts payable                                  2,736          29,795
Accrued liabilities                                   0          -6,929
Income tax payable                               61,899           4,362
                                               --------        --------
Cash provided (Used in) Operating Activities   -153,558         -54,401
Investing Activities
Acquisitions and Equipment                      -10,030          -5,406
Financing Activities
Repayment to shareholder                              0               0
Effect of Exchange Rate Changes on Cash           6,887           3,775
                                               --------        --------
Inflow (Outflow) of Cash                       -156,701         -56,032
Cash, Beginning of Quarter                      192,280          59,441
                                               --------        --------
Cash, End of Quarter                            $35,579          $3,409
                                               ========        ========

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