Form 10QSB
period 2001-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2001-08-13
CIK 1069394

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                  For the quarterly period ended June 30th 2001
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from___________ to ____________

                  Commission file number 000-29649
                                         ---------

                     FLEXIBLE SOLUTIONS INTERNATIONAL INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                        NONE
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 2614 Queenswood Dr. Victoria BC Canada V8N 1X5
--------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                ( 250 )477 - 9969
--------------------------------------------------------------------------------
                          ( Issuer's telephone number)


(Former name, former address and former fiscal year if changed since last report)


                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 9 233 836 shares as of June 30th 2001.


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

During the three months ended June 30th 2001, the Company experienced a net after tax income of $145, 885 as compared to income of $175,046 for the three months ended June 30th 2000. The decrease was due to an increase in unit costs which were not offset by price increases to our customers. During this period the Company hired additional personnel, expanded corporate headquarters and increased production. The overall result was a net income of $145 885 for the second quarter of fiscal 2001 and a net income for the first six months of fiscal 2001 of $246,879.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and six month periods ended June 30th 2001, compared to the results of operations for the three month and six month periods ended June 30th 2000, and to changes in the Company's financial condition from December 31st 2000 to June 30th 2001.

THREE MONTHS ENDED June 30th 2001 and 2000

For the second quarter of the current fiscal year ending June 30th 2001, sales were $808,025 compared to $539,858 for the same quarter of the previous year. The increase in sales were as a result of our distributors selling to more retail outlets in more geographic areas and selling larger quantities to older accounts.

Operating expenses were $112,890 for the second quarter, up from $91,520 for the second quarter of last year. This is as a result of increased costs in all categories of expenses due to the significant expansion in sales. The largest increases were in the areas of wages ($40 889), sub-contracting fees ($12 215) and administrative ($18,638).

The net income for the quarter was $145 885 which represents a decrease over second quarter last year when the net income was $175,047. The decrease in income was a result of increased cost per unit of sales without a coincident wholesale price raise for finished goods. As well, a proportion of the increased wage and administrative costs were associated with increased research and development of new products. The earnings per share (fully diluted) was $0.02 for the three months ended June 30th 2001 compared to $0.02 for the three months ended June 30th 2000.

SIX MONTHS ENDED June 30th 2000

Sales in the first six months ended June 30th 2001 were $1,159,472 compared to $800,186 for the six months ended June 30th 2000. As was the case for the three months ended June 30th 2001 the increase in sales were a result of increased numbers of customers and increased sales per customer.

Operating expenses for the Company were $188,689 for the six months ended June 30th 2001 up from $158,496 for the six months ended June 30th 2000. The increase in operating expenses in virtually every category are a result of greatly increased production and sales by the Company.

The net income for the six months ended June 30th 2001 was $246,879 compared to a net income of $202,081 for the six months ended June 30th 2000. The increase in income was due to the increase in total sales for the six month period ended June 30th 2001.

The earnings per share (fully diluted) was $0.03 for the six month period ended June 30th 2001 compared to $0.02 for the six month period ended June 30th 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed it's cash flow requirements through retained earnings from sales. Cash provided by net earnings which occurred during the six months ended June 30th was $246,849. This resulted in a total cash and cash equivalent position of $574,633 at the end of the period.

As of June 30th 2001 the Company had working capital of $574,633 which represented an increase of $181,261 as compared to the working capital of June 30th 2000. The increase was a result of retained earnings from the six month period ending June 30th 2001 less the losses from third quarter 2000 plus the earnings from fourth quarter 2000 .

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISKS:

The Company does not have any derivative financial instruments as of June 30th 2001. However, the Company is exposed to interest rate risk.

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

                           Part II - OTHER INFORMATION

         Item 1.           Legal proceedings - None
         Item 2. Changes in Securities - On May 1st 2001 options to buy 2500 common shares were exercised at a price of $.25 each for proceeds to the company of $625.
         Item 3.           Default upon Senior Securities - None
         Item 4.           Submission of Matters to a Vote of Securities Holders
                           - None
         Item 5.           Other Information - None
         Item 6.(a)        Exhibit 27 - Financial Data Schedule
         Item 6.(b)        Reports on Form 8-K - None



                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                                   (Registrant)

Dated: August 10 2001                   /s/DAN O'BRIEN
       --------------                   ---------------------------------------
                                        Dan O'Brien, President and Director

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets                        (Unaudited)
June 30, 2001
(U.S. Dollars)
------------------------------------------------------------------------------------------------------------------
                                                                                    2001                     2000
------------------------------------------------------------------------------------------------------------------
Assets
Current
  Cash                                                                          $153,109                 $156,057
  Accounts receivable (note 4)                                                   540,844                  301,837
  Note receivable                                                                 25,000                        0
  Inventory                                                                       86,836                   72,009
  Income Tax Installments                                                         42,745                        0
  Prepaid expenses                                                                 3,459                      642
                                                                                --------                 --------
Total Current Assets                                                             851,993                  530,545
Property and Equipment (note 5)                                                   66,289                   50,276
                                                                                --------                 --------

Total Assets                                                                    $918,282                 $580,821
                                                                                ========                 ========
Liabilities
Current
  Accounts payable                                                                64,419                   12,978
  Accrued liabilities                                                              61628                    20080
  Income tax payable                                                             151,313                  104,115
                                                                                --------                 --------
Total Current Liabilities                                                        277,360                  137,173

Stockholders' Equity
Capital Stock
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued
  9,231,316 Common shares                                                          9,233                    9,131
Capital in Excess of Par Value                                                   164,378                  163,653
Other Comprehensive Income (Loss)                                                  5,107                   (7,673)
Retained Earnings                                                                462,205                  278,537
                                                                                --------                 --------
                                                                                 640,923                  443,648
                                                                                --------                 --------
Total Liabilities and Stockholders' Equity                                      $918,283                 $580,821
                                                                                ========                 ========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Operations               (Unaudited)
Quarters Ended June 30
(U.S. Dollars)
-------------------------------------------------------------------------------
                                                 2001                     2000
-------------------------------------------------------------------------------
Sales                                        $808,025                 $539,858
Cost of Sales (Exclusive of Depreciation)     459,836                  183,116
                                             --------                 --------
Gross Profit                                  348,189                  356,742

Operating Expenses
  Wages                                        47,564                   40,889
  Administrative salaries and benefits         18,638                        0
  Advertising                                   1,308                        0
  Professional fees                            15,797                   15,342
  Subcontracting                                4,987                   12,215
  Shipping                                      3,850                    4,670
  Rent                                          6,683                    3,740
  Travel                                        1,414                    2,798
  Office                                        2,209                     2909
  Telephone                                      2193                     1522
  Commission                                      266                      968
  Stock promotion                               2,737                        0
  Miscellaneous                                 1,706                    3,793
  Water$avr                                       654                        0
  Depreciation                                  2,884                    2,674
                                             --------                 --------
                                              112,890                   91,520

                                             --------                 --------
Income Before Income Tax                      235,299                  265,222
Income Tax                                     89,414                   90,175
                                             --------                 --------
Net Income                                   $145,885                 $175,047
                                             ========                 ========

Net Income Per Share                            $0.02                    $0.02
                                             ========                 ========

Weighted Average Number of Shares           9,232,966                9,131,316
                                            =========                =========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Cash Flow                (Unaudited)
Quarter Ended June 30
(U.S. Dollars)

                                                       2001            2000
Operating Activities
  Net income                                       $145,885        $175,045
  provided by (used in) operating activities
    Depreciation                                      2,884           2,674
  Changes in non-cash working capital
    Accounts receivable                            (129,721)        (73,277)
    Notes receivable                                      0               0
    Inventory                                        33,151          60,549
    Income Tax Installments                         (42,745)              0
    Prepaid expenses                                   (965)           (642)
    Accounts payable                                 49,261         (43,828)
    Accrued liabilities                              61,628          20,080
    Income tax payable                               (1,184)         30,467
Cash provided (Used in) Operating Activities        118,194         171,068
Investing Activities
  Acquisitions and Equipment                         (8,763)           (296)
Effect of Exchange Rate Changes on Cash               8,099         (18,124)
Inflow (Outflow) of Cash                            117,530         152,648
Cash, Beginning of Quarter                           35,579           3,409
Cash, End of Quarter                               $153,109        $156,057

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