Form 10QSB
period 2001-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2001-11-09
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934
                 For the quarterly period ended Sept. 30th 2001
                                                ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from___________ to ____________

                           Commission file number 000-29649

                     FLEXIBLE SOLUTIONS INTERNATIONAL INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                     91-1922863
-------------------------------                ---------------------------------
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


                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 9,233,816 shares as of Sept. 30th 2001.

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

During the three months ended Sept. 30th 2001, the Company experienced a net after tax loss of $14,630 as compared to a net after tax loss of $16,660 for the three months ended Sept. 30th 2000. As in the quarter ending Sept. 30th 2000, the end of the Northeastern USA pool season reduces demand for our products in the usual cyclical manner. In addition, the Company increased expenditures in the areas of WATER$AVR research and development, investor relations and production equipment development. Finally, the Company did better at producing the correct amount of product in Q-1 and Q-2 2001 as a percentage of annual sales and therefore did not have to carry high production rates as far into Q-3 2001 as was the case in Q-3 2000.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, and the Company's 10K-SB for the year ended Dec. 31st 2000 on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and nine month periods ended Sept. 30th 2001, compared to the results of operations for the three month and nine month periods ended Sept. 30th 2000, and to changes in the Company's financial condition from December 31st 2000 to Sept. 30th 2001.

THREE MONTHS ENDED Sept. 30th 2001 and 2000

For the third quarter of the current fiscal year ending Sept. 30th 2001, sales were $148,177 compared to $143,102 for the same quarter of the previous year. The increase in sales was in line with the general increase in sales year over year reduced by our effectiveness in producing correct amounts for the marketplace in the first two quarters of the year.

Operating expenses were $102,350 for the third quarter, up from $61,819 for the third quarter of last year. This is as a result of increased spending on research and development for Water$avr, higher investor relations costs and development of advanced production machinery . The largest increases were in the areas of administrative salaries and expenses ($18,803), and professional fees ($17,131). The net loss for the quarter was $14,630, a slight decrease from third quarter last year when the net loss was $16,660. The reduced loss was too small to be significant.

The earnings per share (fully diluted) was $0.00 for the three months ended Sept. 30th 2001 compared to $0.00 for the three months ended Sept. 30th 2000.

NINE MONTHS ENDED Sept. 30th 2001 and 2000

Sales in the first nine months ended Sept. 30th 2001 were $1,307,649 compared to $943,288 for the nine months ended Sept. 30th 2000. As was the case for the six months ended June 30th 2001, the increase in sales were a result of increased numbers of customers and increased sales per customer.

Operating expenses for the Company were $291,039 for the nine months ended Sept. 30th 2001 up from $220,317 for the nine months ended Sept. 30th 2000. The increase in operating expenses in virtually every category are a result of greatly increased production and sales by the Company and increased research and product development costs.

The net income for the nine months ended Sept. 30th 2001 was $232,249 compared to a net income of $185,468 for the nine months ended Sept. 30th 2000. The increase in income was due to the increase in sales compared to the year earlier period.

The earnings per share (fully diluted) was $0.03 for the nine month period ended Sept. 30th 2001 compared to $0.02 for the nine month period ended Sept. 30th 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed it's cash flow requirements through retained earnings from sales. Cash provided by net earnings which occurred during the nine months ended Sept. 30th 2001 was $232,249. This resulted in a total cash and cash equivalent position of $533,553 at the end of the period.

As of Sept. 30th 2001 the Company had working capital of $533,553 which represented an increase of $138,332 as compared to the working capital of Sept. 30th 2000. The increase was a result of retained earnings from the fourth quarter of 2000 and the nine month period ending Sept 30th 2001.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISKS:

The Company does not have any derivative financial instruments as of Sept. 30th 2001. However, the Company is exposed to interest rate risk.

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



                           Part II - OTHER INFORMATION

     Item 1.       Legal proceedings - None
     Item 2. Changes in Securities - 30,000 restricted common shares were issued for management consulting fees in the quarter ending Sept 30th 2001
     Item 3.       Default upon Senior Securities - None
     Item 4.       Submission of Matters to a Vote of Securities Holders - None
     Item 5.       Other Information - None
     Item 6.(a)    Exhibit 27 - Financial Data Schedule
     Item 6.(b)    Reports on Form 8-K - None






                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                                      (Registrant)

Dated: November 8th 2001                 /s/ Dan O'Brien, President and Director
       -----------------                 ---------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets                        (Unaudited)
September 30, 2001
(U.S. Dollars)
-------------------------------------------------------------------------------
                                                              2001       2000
                                                            --------   --------
Assets
Current
  Cash                                                      $360,255   $228,986
  Accounts receivable                                         63,959    138,332
  Note receivable                                             31,359          0
  Inventory                                                  193,452    105,484
  Income Tax Installments                                     63,941          0
  Prepaid expenses                                             9,766       1700
                                                            --------   --------
Total Current Assets                                         722,732    474,502
Property and Equipment                                        72,544     50,011
                                                            --------   --------
Total Assets                                                $795,276   $524,513
                                                            ========   ========
Liabilities
Current
  Accounts payable                                             5,801     16,001
  Accrued liabilities                                         40,196      5,200
  Income tax payable                                         143,182     58,080
                                                            --------   --------
Total Current Liabilities                                    189,179     79,281
Stockholders' Equity
Capital Stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
 1,000,000 Preferred shares with a par value of $0.01 each
Issued
  9,233,816 Common shares                                      9,234      9,131
Capital in Excess of Par Value                               164,378    163,653
Other Comprehensive Income (Loss)                            (14,564)    10,822
Retained Earnings                                            447,049    261,626
                                                            --------   --------
                                                             606,097    445,232
                                                            --------   --------
Total Liabilities and Stockholders' Equity                  $795,276   $524,513
                                                            ========   ========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Operations               (Unaudited)
Quarters Ended September 30
(U.S. Dollars)
-------------------------------------------------------------------------------
                                                              2001       2000
                                                            --------   --------
Sales                                                       $148,177   $143,102
Cost of Sales (Exclusive of Depreciation)                     69,423    106,526
                                                            --------   --------
Gross Profit                                                  78,753     36,576
                                                            --------   --------
Operating Expenses
  Wages                                                       33,820     34,171
  Administrative salaries and benefits                        18,803          0
  Advertising                                                  4,900          0
  Professional fees                                           17,131      1,161
  Subcontracting                                              11,330      7,880
  Shipping                                                     1,709      3,297
  Rent                                                         5,624      3,037
  Travel                                                       1,900      5,735
  Office                                                         638      1,055
  Telephone                                                    1,322      1,065
  Commission                                                     694        283
  Stock promotion                                                594          0
  Miscellaneous                                                  205      1,583
  Water$avr                                                      281          0
  Depreciation                                                 3,400      2,552
                                                            --------   --------
                                                             102,350     61,819
                                                            --------   --------
Income Before Income Tax                                     (23,597)   (25,243)
Income Tax                                                    (8,967)    (8,583)
                                                            --------   --------
Net Income                                                  ($14,630)  ($16,660)
                                                            ========   ========
Net Income Per Share                                          ($0.00)    ($0.00)
                                                            ========   ========
Weighted Average Number of Shares                          9,233,816  9,131,316
                                                            ========   ========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Operations               (Unaudited)
Nine Months Ended September 30
(U.S. Dollars)
-------------------------------------------------------------------------------
                                                              2001       2000
                                                            --------   --------
Sales                                                     $1,307,649   $943,288
Cost of Sales (Exclusive of Depreciation)                    642,014    441,959
                                                            --------   --------
Gross Profit                                                 665,634    501,329
                                                            --------   --------
Operating Expenses
  Wages                                                      106,165    101,717
  Administrative salaries and benefits                        50,605          0
  Advertising                                                  7,728          0
  Professional fees                                           37,141     34,885
  Subcontracting                                              21,946     27,943
  Shipping                                                     7,471     10,806
  Rent                                                        16,595      9,157
  Travel                                                      18,768     10,739
  Office                                                       4,437      4,834
  Telephone                                                    4,068      3,466
  Commission                                                 1137.51       1514
  Stock promotion                                              1,802          0
  Miscellaneous                                                3,273      7,496
  Water$avr                                                      935          0
  Depreciation                                                 8,968      7,760
                                                            --------   --------
                                                             291,039    220,317
                                                            --------   --------
Income Before Income Tax                                     374,595    281,012
Income Tax                                                   142,346     95,544
                                                            --------   --------
Net Income                                                  $232,249   $185,468
                                                            ========   ========
Net Income Per Share                                           $0.03      $0.02
                                                            ========   ========
Weighted Average Number of Shares                          9,232,705  9,131,316
                                                            ========   ========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Cash Flow                (Unaudited)
Quarter Ended September 31
(U.S. Dollars)
-------------------------------------------------------------------------------
                                                              2001       2000
                                                            --------   --------
Operating Activities
  Net income                                                ($14,630)  ($16,659)

  provided by (used in) operating activities
    Depreciation                                               3,400      2,552
  Changes in non-cash working capital
    Accounts receivable                                      476,885    163,505
    Notes receivable                                          (6,359)         0
    Inventory                                               (106,616)   (33,475)
    Income Tax Installments                                  (21,196)         0
    Prepaid expenses                                          (6,307)    (1,058)
    Accounts payable                                         (58,618)     3,023
    Accrued liabilities                                      (21,432)   (14,880)
    Income tax payable                                        (8,131)   (46,035)
                                                            --------   --------
Cash provided (Used in) Operating Activities                 236,996     56,973
Investing Activities
  Acquisitions and Equipment                                  (9,697)    (2,286)
Effect of Exchange Rate Changes on Cash                      (20,153)    18,242
                                                            --------   --------
Inflow (Outflow) of Cash                                     207,146     72,929
Cash, Beginning of Quarter                                   153,109    156,057
                                                            --------   --------
Cash, End of Quarter                                        $360,255   $228,986
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