Form 10KSB
period 2001-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2002-04-10
CIK 1069394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934
      For the fiscal year ended:  DECEMBER 31, 2001
                                  -----------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES ACT OF 1934
      For the transition period from ________ to ________

                         Commission file number: 0-29649

                      Flexible Solutions International Inc.
                 (Name of small business issuer in its charter)




                   Nevada, USA                                N/A
-------------------------------------------      ---------------------------
(State or other Jurisdiction of Incorporation  (IRS Employer Identification No.)
       or Organization)

        2614 Queenswood Drive, Victoria, British Columbia, Canada V8N 1X5
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                     Issuer's Telephone Number: 250-477-9969
                                                ------------

     Securities to be registered pursuant to Section 12(b) of the Act: None
     ----------------------------------------------------------------

           Securities to be registered pursuant to Section 12(g) of the Act:
           ----------------------------------------------------------------
                         Common Stock $0.001 par value.
                         -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year. $1,353,186.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: March 28, 2002 = $26,083,000.

Common  Stock,  $0.001  par  value,  of issuer  outstanding  at March 31,  2002:
9,485,819 shares

                                  Page 1 of 49
                          Index to Exhibits on Page 33

                      Flexible Solutions International Inc.
                                   Form 10-KSB

                                TABLE OF CONTENTS


                                     PART I
                                                             Page

Item 1.  Description of Business...............................   3

Item 2.  Description of Property...............................  17

Item 3.  Legal Proceedings.....................................  17

Item 4.  Submission of Matters to a Vote of Securities Holders.  17

                                     PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters...........................  18

Item 6.  Management's Discussion and Analysis or
         Plan of Operation.....................................  19

Item 7.  Financial Statements..................................  24

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure................  24

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance With Section 16(a) of the
         Exchange Act..........................................  25

Item 10.  Executive Compensation...............................  28

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management.......................................  31

Item 12.  Certain Relationships and Related Transactions.......  32

Item 13.  Exhibits and Reports on Form 8-K.....................  33

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Introduction
------------
Flexible Solutions International Inc. and its subsidiaries hereinafter also are referred to as the "Company" and/or the "Registrant". The Company is involved in the sale of specialty chemicals which slow down the evaporation of water. Applications include swimming pools where their use allows the water to retain a higher temperature for a longer period of time, irrigation canals, aquaculture, and reservoirs.

The Company currently manufactures three products: "HEAT$AVR"; the "Tropical Fish"; and "WATER$AVR".

The Company has one wholly-owned subsidiary:
 Flexible Solutions Ltd.;
 incorporated in January 1991 in British Columbia; and acquired in June 1998.

The Company's executive office:
 2614 Queenswood Drive, Victoria, British Columbia  V8N 1X5
 Contact person: Daniel B. O'Brien,
                 President/Treasurer/Secretary and Director
 Telephone: (250) 477-9969
 Facsimile: (250) 477-9912
 E-Mail:  flexsol@vanisle.net
          -------------------
 Website: www.flexiblesolutions.com
          -------------------------

The Company's authorized capital includes 50,000,000 shares of common stock with $0.001 par value and 1,000,000 shares of preferred stock with $0.01 par value.

As of the close of the  Company's  latest  fiscal year,  12/31/2001,  there were
9,272,819   shares  of  common  stock   outstanding  and  no  preferred   shares
outstanding.

The Company's common stock trades on the NASD OTC Electronic Bulletin Board under the symbol "FXSO" and on the Frankfurt Stock Exchange in Germany under the symbol "FXT".

The information in this Annual Report is current as of 12/31/2001, unless otherwise indicated.

Historical Corporate Development
--------------------------------

The Company was incorporated in the state of Nevada on 5/12/1998.

The Company acquired Flexible Solutions Ltd. ("Flexible Solutions") on 6/25/1998. The Company issued 7,000,000 shares of its common stock in exchange for all of the issued/outstanding stock of Flexible Solutions; the acquisition was accounted for as a "reverse takeover". The two primary shareholders of Flexible Solutions were officer/directors of the Company and/or significant shareholders of the Company: Daniel O'Brien and Robert O'Brien. Accordingly, the transactions between the Company and Flexible Solutions cannot be deemed to be an arm's length transaction.

Flexible Solutions was incorporated on 1/25/1991 in British Columbia. From its inception through the Fiscal 1998 ended January 31st, Flexible Solutions incurred net income (losses):
1992:  $1,326
1993:  $1,883
1994:  $3,265
1995:  $3,440
1996: ($2,454)
1997:  $1,679
1998:  $3,154

Following acquisition, net income (loss) for the Company increased: 1999 - $102,848; 2000 - $138,971; and 2001 - ($233,955); the 2001 loss reflects accounting rules for non-cash compensation, operating income showed an increase during 2001.

During Fall 1998 the Company completed private placements:
1,050,000 shares at $0.01 per share = gross proceeds of $10,500;
  500,000 shares at $0.05 per share = gross proceeds of $25,000;
  581,316 shares at $0.25 per share = gross proceeds of $145,329.

The proceeds of these offerings were used for professional fees, research/development of the "Tropical Fish" product, the purchase of machinery/dies to begin large scale production of the "Tropical Fish" product, and general corporate purposes. The investors, in addition to Daniel O'Brien and Dr. Robert O'Brien, in all instances, were friends, family or business associates of Daniel O'Brien and/or Dr. Robert O'Brien.

Since incorporation in 1998, the Company has utilized the home of its President in Victoria, British Columbia, as its "executive offices". Since 1999, the Company utilized a 1,000 sq.ft., rented, factory facility, in Victoria, British Columbia. Since April 2000, the Company has maintained a 2,000 sq.ft., rented, administrative facility in Victoria, British Columbia. In October 2001, the Company moved all production operations to a 11,000 sq.ft. rented Calgary, Alberta facility.

Business
--------

Introduction
------------
The Company manufacturers and markets chemicals and chemical dispensers through its wholly-owned subsidiary, Flexible Solutions Ltd. The chemicals are designed to act as energy saving "liquid blankets" which reduce the evaporation of water.

The Company currently manufactures three products: "HEAT$AVR"; the "Tropical Fish"; and "WATER$AVR".


The HEAT$AVR Product and the Tropical Fish Product
--------------------------------------------------

Product Description:
The primary product of the Company is HEAT$AVR. This product is a non-toxic chemical that forms an invisible skin on the surface of water thereby reducing the amount of evaporation and creating an energy saving device. The Company estimates that evaporative losses account for between 70% and 95% of pool/spa energy use.

HEAT$AVR is a mixture of ingredients which are lighter than water so that they automatically float to the surface. They are attracted to each other so that they try always to form a very thin layer over the whole pool surface. They are individually so small that they are 500 times smaller than the spaces in a high quality filter. After a swimmer stops disturbing the water they rush to reform a complete layer. Management estimates that the use of HEAT$AVR could achieve savings in energy costs of up to 40%, and that most pool managers and/or owners will realize energy bill reductions between 17% and 30%.

Management believes that customers associated with outdoor swimming pools use HEAT$AVR primarily for two reasons: cost savings on energy being the primary one; and pool personnel often find it inconvenient to use conventional pool blankets correctly and consistently, and that the ease of use provided by HEAT$AVR results in more consistent usage.

Management believes that users of air-conditioned indoor swimming pools use the HEAT$AVR product because it also results in savings. The savings occurs because less energy is required to maintain a pool at the desired temperature and also because there is a reduced load on the air-conditioning system because less heat and much less water vapor will have to be removed from the air to maintain the required comfort. Air-conditioned indoor pools are very high users of energy because the swimmers and loungers have environmental expectations which require both gas water heat and electric air cooling to keep both groups happy in the same room. HEAT$AVR works by slowing the transfer of heat and water vapor from the pool to the pool room atmosphere.

The company also sells a timer-controlled injection pump which automatically adds the chemical to the pool as needed. Each of these systems is programmable to fit both the size of the pool and the hours of operation. The reservoir which holds the HEAT$AVR must be checked and filled once a week instead of daily. The system is self-contained and needs to be connected into the main return line of the pool and then plugged into a 110V AC socket.

There are some disadvantages to using HEAT$AVR and these include the following:
a. The product biodegrades and must be replaced twice per week unless the timer controlled injection pump or the Tropical
    Fish dispenser is utilized;
b. The product reduces evaporative heat loss only and has no effect on convective and conductive losses;
c.  The product is flammable when not mixed with water; and,
d. The product is poisonous, although not fatal, if ingested straight from the bottle or the dispenser.

The British Health Department, the Health Department of Queensland (Australia), and the Health Department of New South Wales (Australia) have concluded that the product, used as directed, has no adverse effects on humans or animals.

The product is manufactured by the Company from readily-available components, and is usually dispensed by the consumer utilizing the Company's "Tropical Fish" dispenser. This Company-designed dispenser is shaped like a fish about 10" long and requires minimal effort on the part of the consumer. One Tropical Fish covers an area of 400 square feet and is effective for about one month.

The Tropical Fish is utilized by opening the fin where indicated and placing the fish into the pool where it submerges to the bottom of the pool and, as the pressure increases, the HEAT$AVR liquid escapes, rises, and forms an invisible layer on the surface of the water. The HEAT$AVR liquid acts like a conventional solar blanket by forming an invisible layer on the surface of the swimming pool, thus inhibiting water evaporation. It dispenses a blue liquid, which creates a one-molecule thick layer on the surface of the pool.

Target Market:
The Company currently is selling to clients associated with hotels, municipal swimming pools, and residential swimming pools. The HEAT$AVR and Tropical Fish products are sold in Canada and the United States by the Company's distributor, Sunsolar Energy Technologies, and in Australia by Hydro-Flexible Solutions PTY. The Company also sells HEAT$AVR directly into the United States to both wholesale and retail accounts.

The Company estimates that there are over 100,000 municipal swimming pools in its initial target market, which is Australia, Canada, Europe, and the United States. Based on the assumption that energy costs are a large portion of the total operating costs for municipal pools and that the operators of these facilities want to lower these costs, the Company anticipates that the operators may turn to the use of chemicals, such as HEAT$AVR, as an alternative to the higher cost pool blankets. The Company realizes, however, that the product may not be used by proprietors of every pool in the target market referred to above.

With regard to hotel pools, the Company estimates that there are approximately 300,000 hotel pools located in its target market. Company management believes that each hotel which utilizes the HEAT$SAVR product will be able to save between $2,400 and $6,000 per year on its heating costs throughout the life of the pool. Again, the Company realizes that the product may not be used by proprietors of every pool in this category.

Regarding the residential pool market, management believes that there are approximately eight million residences in Canada and the United States that have swimming pools. Management believes that successful market penetration in this area will require developing sound business relationships with retail swimming pool stores by creating equitable pricing policies. Management further believes that the Company's HEAT$AVR product packaged in the Tropical Fish dispenser will appeal to the residential pool market based on the novelty of the Tropical Fish dispenser, coupled with the east of use and the low initial cost. The Company realizes that the product may not be used by proprietors of ever pool in this category.

The Tropical Fish product is retail priced at $9.95 in the United States. The Company currently offers no rebates, discounts or promotional prices for the Tropical Fish product.

The WATER$AVR Product
---------------------

The Company also markets its core technology in the areas of fresh water conservation and aquaculture through another product called WATER$AVR. The WATER$AVR product works in the same way as the HEAT$AVR product.

Production Description:
WATER$AVR is a granulated product which is delivered to the customer in a 44-pound weatherproof bag. There are various ways to apply this product ranging from simple hand dispersal to fully automated scheduled metering using local weather data to determine timing and dosage quantities. Examples of suitable applications include the following:
a. Reservoirs;
b. Potable water storages;
c. Aqueducts and canals;
d. Agricultural irrigation canals and ditches;
e. Flood water crops; and
f. Stock watering ponds.

This product can be used in any application where water is either standing or running without rapids.

The Company currently makes available to customers one piece of mechanized dispersal equipment called the Model P-320e WATER$AVR dispensing machine. It is capable of servicing reservoirs up to 30 acres in size and 100 miles or less of irrigation canals for six to eight days. It is fully automated and provides scheduled powder metering using local weather data to determine timing and dosage quantities. Specifications are:
a. Hopper capacity: 320 lbs;
b. Shoreline swivel mounted on 12 cubic yard abutment or trailer mounted for mobile deployment;
c. Has windproof dispersal pattern skirting;
d. Full SCADA compliance ready (custom mounting tabs, bracketing and enclosures);
e. Full NEMA weather proofing of electronics;
f. Data collection storage and transmission with the customer's choice of variables to be monitored;
g. The data may be collected by laptop computer through RS232 ports;
h. Land line, cellular, radio and satellite transmission of real time and stored data;
i. Armored protection of electronics and backup equipment by casting into abutment;
j. Hydro grid powered with a battery backup;
k. Battery powered with solar running and recharging capability;
l. Antipersonnel-protective fencing with sabotage-suppression razor wire available.

The Company also has available a basic dispersal machine which is available for lower-tech situations and the Company will build custom models to suite individual client's requirements.

US Patent Issued:
In October 2001, the United States Patent and Trademark Office formally issued a patent for the Company's evaporation control powder which is marketed under the name WATER$AVR. Worldwide patents have been applied for and are pending.

Management believes that this is an important step forward for the Company. The Company will be much more open about our technology with prospective customers and partners without risking duplication of our technology.

Marketing:
WATER$AVR is now ready for commercial production and sales. WATER$AVR is used on open water, soil, crops, and grass to reduce the loss of water due to evaporation. Management believes it is an inexpensive way to conserve water for other uses.

The Company has embarked on an expanded marketing effort for WATER$AVR. A President was hired for the WATER$AVR Division in August 2001. Management believes that WATER$AVR, with its unique spreading technology, helps reduce evaporation and increase local water supply by up to 40% at a cost as low as $0.04 per cubic meter of water saved. The Company's vision is to strategically leverage the WATER$AVR technology with international water companies, who are positioned through their existing channels, to distribute WATER$AVR in all countries with water management concerns.

In January 2002, the Company received of a minimum US$1,000,000 order for it WATER$AVR evaporation control product from a multinational company in India. The product will be used on water reservoirs and flood irrigated crops over the next 24 months. The order is still in the form of a letter of intent. Shipments will begin in Spring 2002 if the onsite testing in India is complete and successful.

In February 2002, the Company has received a Letter of Intent from the Ministry of Water of the Peoples Republic of China and the National Engineering Research Center for Water Saving and Irrigation ("NERCWSI") at Yang Ling, to purchase a minimum of US$4,750,000 worth of WATER$AVR evaporation reduction powder over the next four years. This letter of intent was negotiated following successful testing of WATER$AVR in Yang Ling, China in December 2001. As part of the Letter of Intent, a larger scale test will be conducted in China. Success again should result in a firm contract and a date for the first shipment. NERCWSI has already chosen the sites and planning has begun.

In March 2002, The Company received a Letter of Intent from Ondeo Nalco, a subsidiary of SUEZ (a NYSE-traded public company), to provide global manufacturing capacity for the Company's WATER$AVR product. In partnering with Ondeo Nalco on this project, the Company hopes it has found a partner that can meet the quality manufacturing standards required for a National Sanitation Foundation grade product. Additionally, Ondeo Nalco has access to regional capacities in various areas of the world, and total annual capability to manufacture up to 400 million pounds of WATER$AVR. It is the intention of both companies to move quickly from the Letter of Intent toward a full manufacturing contract. Ondeo Nalco is a global leader in finding solutions in the international water market. Because WATER$AVR provides a unique solution to managing evaporation loss, management anticipates that both companies will be able to leverage their strengths in creating a successful partnership. The companies have also initiated licensing negotiations for WATER$AVR.

Ondeo Nalco, a subsidiary of Ondeo (the water division of SUEZ) is the worldwide leader in water treatment and process chemicals with 10,000 employees working with more than 60,000 customers in 120 countries and annual revenues of $2.8 billion. Ondeo is the premier water-related solutions provider with a presence in 130 countries supplying 115 million people with water and wastewater services, and has built more than 10,000 water treatment plants worldwide.

In North America, Patrick Grant, the new WATER$AVR Division President, is attempting to duplicate his international success. The WATER$AVR Division is exploring new methods of commercializing its products, including geographic expansion, new distributors, and new retail outlets.

Competition
-----------
The Company is not aware of any other companies developing or producing similar swimming pool and/or reservoir chemicals. This belief stems management's decade of directly involvement in the pool/spa industry and research into advertising and literature in the field. Management is not aware of any other companies offers or advertises a product that directly competes with HEAT$AVR, the "Tropical Fish" product, or the WATER$AVR product. Rather, competition arises from various devices that cover the pool.

However, in general, and with regard to its markets, it is anticipated that the Company will be competing with a wide variety of national, regional and local companies, many of which have established public images and greater financial strength and personnel resources than the Company. Further, it is likely that the Company will also be competing with entities, which have established good will and market acceptance.


Government Regulation and Legal Uncertainties
---------------------------------------------
The Company anticipates that it will be subject to various governmental regulations with regard to the chemicals used in HEAT$AVR, WATER$AVR and the Tropical Fish. In Australia, the Company's operations are subject to health acts as enacted by the Commonwealth and/or various states within Australia. In Canada, the Company's operations are subject to health regulations within the various provinces in Canada; further, in French-speaking provinces such as Quebec, the Company is required to comply with "French only" regulations such as the actual wording on its products (no English allowed). In the United States, the Company's operations are subject to the regulations enacted by the U.S. Department of Health and possibly the regulations enacted by the Environmental Protection Agency. Further, the Company anticipates that all ingredients may have to be approved by the Food and Drug Administration for direct, undiluted skin contact.

Risk Factors
------------

The Company is almost exclusively dependent on the efforts of its sole Executive
--------------------------------------------------------------------------------
Officer and has little depth of management:
------------------------------------------
The Company's success is dependent, to a large degree, upon the efforts of its sole executive officer: Daniel O'Brien. The loss or unavailability of him could have an adverse effect on the Company. At the present time the Company maintains CDN$400,000 key-man life insurance policies for Mr. O'Brien. Also, the continued success and viability of the Company is dependent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the Company is unable to attract and retain qualified personnel, its business may be adversely affected. Currently, there is an employment agreement in place with the Executive Officer.

The Company currently has one significant customer; the decrease of sales to
---------------------------------------------------------------------------
which could seriously hamper sales growth:
-----------------------------------------
During Fiscal 2001/2000/1999, the Company had one major customer, Sunsolar Energy Technologies, is distributor for Tropical Fish, which comprised 92%, 86% and 70% of total sales, respectively.

There can be no guarantee that the Company will  experience  significant  growth
--------------------------------------------------------------------------------
because  it has been in  operation  since 1991 and to date has  achieved  modest
--------------------------------------------------------------------------------
results:
-------
The Company has ten years of operating history with modest results upon which to base an evaluation of its business and prospects. Operating results for future periods are subject to numerous uncertainties. These uncertainties include such critical factors as historically minimal profits and uncertainty as to actual demand for its products. There can be no assurance that the Company will achieve or sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in attracting and retaining motivated and qualified personnel, and in particular, the use of chemicals to retain heat in swimming pools instead of the historically successful use of thermal blankets and the use of chemical to decrease evaporation from reservoirs.

There is no assurance  that the Company will be able to grow  internally  to the
--------------------------------------------------------------------------------
level that would be necessary to support a higher level of sales:
----------------------------------------------------------------
Should the Company be successful in the sales and marketing efforts of its water additive products it will experience significant growth in operations. If this occurs, management anticipates that additional expansion in the areas of both personnel and plant and equipment will be required in order to continue product development and product marketing. It is possible that the Company will not be able to finance this potential additional expansion. Any expansion of the Company's business would place further demands on its sole Executive Officer, operational capacity and financial resources. It is possible that the Company's President will not be able to assume any additional responsibility and that the current operational capacity of the Company will not be able to accommodate additional business. The Company realizes that it will need to recruit qualified personnel in all areas of its operations, including management, sales, marketing, and product delivery when and if growth occurs. There can be no assurance that the Company will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. In addition, there can be no assurance that the Company's current systems, procedures or controls will be adequate to support any expansion of it's operations. The failure to manage growth effectively could result in the failure of the Company.

The Company  could  experience  delays in the  delivery  of its  products in the
--------------------------------------------------------------------------------
future and this delay could result in a loss of customers:
---------------------------------------------------------
Delays and cost overruns could affect the Company's ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements thus causing a loss of customers.

The Company markets its products on an international level and, consequently, is
--------------------------------------------------------------------------------
exposed to all of the risks of doing business on a worldwide basis:
------------------------------------------------------------------
The Company markets and sells its products in the United States, Canada, and Australia/Asia. As such, it is subject to the normal risks of doing business abroad. These risks include, but are not limited to, unexpected changes in regulatory requirements, export and import restrictions, tariffs and trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, discontinuity of the Company's infrastructures, limitations on fund transfers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on the Company's business. The Company does not currently hedge its foreign currency exposures.

The Company  does not pay a cash  dividend  to  shareholders;  shareholders  and
--------------------------------------------------------------------------------
future  shareholders  cannot be assured  that the Company will pay a dividend in
--------------------------------------------------------------------------------
the future:
----------
The Company does not presently intend to pay cash dividends in the foreseeable future, as any earnings are expected to be retained for use in developing and expanding its business. Further, the actual amount of any potential future dividends received from the Company will remain subject to the discretion of the Company's Board of Directors.

The Company  has a limited  cash  position  and there is no  assurance  that the
--------------------------------------------------------------------------------
Company  will be able to meet  its  future  capital  requirements:
-----------------------------------------------------------------
The Company currently has limited sources of operating cash flow to fund future projects or corporate overhead. The Company has limited financial resources, and there is no assurance that additional funding will be available. The Company's ability to continue to operate will be dependent upon its ability to raise significant additional funds in the future.

Dilution could occur to existing and future shareholders because the Company is
--------------------------------------------------------------------------------
authorized to issue up to 1,000,000 shares of preferred stock:
-------------------------------------------------------------
The Company is authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value per share. As of the date of this Annual Report, no shares of preferred stock have been issued. The Company's preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock and would cause dilution to these shareholders.

U.S. Investors May Not Be Able to Enforce Their Civil Liabilities  Against Us or
--------------------------------------------------------------------------------
Our Directors, Controlling Persons and Officers:
-----------------------------------------------
It may be difficult to bring and enforce suits against the Company. The Company's sole Executive Officer and all of the directors are residents of Canada, and all or a substantial portion of their assets are located outside of the United States. In addition, a major portion of the Company's assets are located in Canada. As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them. In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

However, U.S. laws would generally be enforced by a Canadian court provided that those laws are not contrary to Canadian public policy, are not foreign penal laws or laws that deal with taxation or the taking of property by a foreign government and provided that they are in compliance with applicable Canadian legislation regarding the limitation of actions. Also, a judgment obtained in a U.S. court would generally be recognized by a Canadian court except, for example:
  a) where the U.S. court where the judgment was rendered had no jurisdiction according to applicable Canadian law;
  b) the judgment was subject to ordinary remedy (appeal, judicial review and any other judicial proceeding which renders the judgment not final, conclusive or enforceable under the laws of the applicable state) or not final, conclusive or enforceable under the laws of the applicable state;
  c) the judgment was obtained by fraud or in any manner contrary to natural justice or rendered in contravention of fundamental principles of procedure;
  d) a dispute between the same parties, based on the same subject matter has given rise to a judgment rendered in a Canadian court or has been decided in a third country and the judgment meets the necessary conditions for recognition in a Canadian court;
  e) the outcome of the judgment of the U.S. court was inconsistent with Canadian public policy;
  f) the judgment enforces obligations arising from foreign penal laws or laws that deal with taxation or the taking of property by a foreign government; or
  g) there has not been compliance with applicable Canadian law dealing with the limitation of actions.

The securities of the Company are in the "penny stock"  classification and there
--------------------------------------------------------------------------------
are risks including, but not limited to, lack of liquidity in the market for the
--------------------------------------------------------------------------------
Company's stock to the shareholders as a result of this classification:
----------------------------------------------------------------------
The Company's stock is subject to "penny stock" rules as defined in 1934 Securities and Exchange Act rule 3151-1. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The Company's common stock is subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than US$5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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


Significant Customers and/or Suppliers
--------------------------------------
During Fiscal 2001/2000/1999, the Company had one major customer, Sunsolar Energy Technologies, which comprised 92%, 86%, and 70% of total sales, respectively.

The Company has no significant suppliers.


Employees
---------
As of 3/31/2002, the Company had 20 employees, including its one Executive Officer. The Company employs eleven full-time employees at the Calgary factory facility. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company utilizes the residence of its President and director, Daniel O'Brien, for offices. No monthly fee is paid to Mr. O'Brien for rent.

The Company also maintains an administrative facility at 3378 Burns Avenue in Victoria, British Columbia. This facility consists of 1,400 square feet. The Company pays $1,000 per month on a month-by-month basis.

The Company leases an 11,000 square foot factory facility at Bay 2, 701 30th Street NE in Calgary, Alberta. The lease runs to August 2003 at $5,000 per month. The Company believes that capacity at this facility will be adequate to support anticipated demand for product at least through the term of the lease.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In December 2001, the Company filed suit in British Columbia Supreme Court against Equity Trust and John Wells. The Company is claiming that Equity Trust and John Wells did not provide the services for which they were paid 100,000 shares of common stock and loaned $25,000. The Company is seeking return (and cancellation) of the shares, repayment of the loan, costs and penalties from Equity Trust and John Wells. As of 3/31/2002, the BC Supreme Court has enjoined the defendant against any transaction regarding the shares until trial is complete. The Company has accounted for the loan as un-collectable; the 100,000 shares are included in reported issued/outstanding common stock.

Other than discussed above, the Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
--- No Disclosure Necessary ---

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Market Information
------------------
The Company's common stock trades on the NASD OTC Electronic Bulletin Board in the United States, having the trading symbol "FXSO" and CUSIP #33938T-10-4. High/low/closing prices and trading volume, on a quarterly basis, since the stock began trading on 6/16/2000, are shown in Table No. 1. The closing price on 3/28/2002 was $2.75.

                                   Table No. 1
                       FXSO Common Stock Trading Activity
                       NASD OTC Electronic Bulletin Board
==============================================================================

Quarter
Ended              High        Low     Close               Volume
-----------------------------------------------------------------
12/31/2001        $1.55      $0.73     $1.40              226,900
 9/30/2001         2.60       0.67      1.10               49,100
 6/30/2001         2.40       1.75      2.40               93,000
 3/31/2001         3.01       0.69      2.50              577,900

12/31/2000        $0.81      $0.63     $0.69              522,100
 9/30/2000         0.94       0.25      0.65            1,259,500
 6/30/2000         0.27       0.27      0.27               58,000
==============================================================================

The Company's common stock also trades on the Frankfurt Stock Exchange in Germany with the trading symbol "FXT". The stock began trading on 2/25/2002. The closing price on 3/28/2002 was EURO 3.55.


Holders
-------
The Company's common stock is issued in registered form. The following information is taken from the records of Computershare Inc. (located in Denver, Colorado), the registrar and transfer agent for the common stock.

On 12/31/2001, the shareholders' list for the Company's common stock showed twenty (20) registered shareholders and 9,272,819 shares outstanding. 6,567.919 shares are held by shareholders registered in Canada, about 70%. 2,005,000 shares are held by shareholders registered in the USA, representing about 22%.

Based on this research and other research into the indirect holdings of other financial institutions, the Company believes that it has in excess of 250 beneficial owners of its common stock.

Dividends
---------
The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

There are no restrictions that limit the ability of the Company to pay dividends on common equity or that are likely to do so in the future.

Securities Authorized For Issuance Under Equity Compensation Plans.
-------------------------------------------------------------------
Recent Sales of Unregistered Securities
---------------------------------------
--- No Disclosure Necessary ---


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
         OR PLAN OF OPERATION
         --------------------

Selected Financial Data
-----------------------
The selected financial data in Table No. 2 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, ended December 31st, was derived from the consolidated financial statements of the Company which were audited by Smythe Ratcliffe PKF, independent Chartered Accountants, as indicated in their report which is included elsewhere in this Annual Report.

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

On 6/30/1998, the Company completed the acquisition of 100% of the shares of Flexible Solutions. The acquisition was effected through the issuance of 7,000,000 shares of common stock by the Company to the former shareholders of the now wholly-owned subsidiary. The transaction has been accounted for as a reverse take-over. Flexible Solutions is accounted for as the acquiring party and the surviving entity. Because Flexible Solutions is the accounting survivor, the consolidated financial statements presented for all periods are those of Flexible Solutions. The shares issued by the Company pursuant to the 1998 acquisition have been accounted for as if those shares had been issued upon the organization of Flexible Solutions.

                                   Table No. 2
                             Selected Financial Data
                        ($ in 000, except per share data)
====================================================================
                      12/31/2001  12/31/2000  12/31/1999  12/31/1998
--------------------------------------------------------------------
Revenue                   $1,334      $1,030        $759         $84
Gross Profit                 671         520         345          25
Net Income (Loss)          ($234)       $139        $103        ($18)

Earnings (Loss) per Share ($0.03)      $0.02       $0.01      ($0.01)
Dividends per Share            0           0           0           0

Wtg. Avg. Shares       9,247,949   9,131,316   9.131,316   4,102,469
Period-End Shares O/S  9,272,819   9,131,316   9,131,316   9,131,316

Working Capital             $458        $333        $206        $139
Long-Term Debt                 0           0           0           3
Shareholders' Equity         531         386         256         146
Total Assets                 569         489         359         174
--------------------------------------------------------------------

(1) FY2001 Net Loss reflects accounting treatment of non-cash "transactions":
     a) FASB 123 treatment of stock options granted to consultants = $82,328;
     b) common stock issued as compensation to employees/consultants = $140,000;
     c) stock options granted at below fair market value = $173,750.
_________________________________________  ___________ ______________________
=============================================================================


Plan Of Operations
------------------

Source of Funds for Fiscal 2002
-------------------------------
Working capital at 12/31/2001: $457,861.

The Company's primary source of funds since incorporation has been through the issuance of common stock and loans. The Company has increasingly generated sales revenue and net income, while modest, has been sufficient in recent periods. Anticipated gross profit for Fiscal 2002 is approximately $1 million.

The Company is in negotiations to complete a private placement in Germany of 100,000 shares of common stock at $2.50 per share; closure in anticipated during Spring 2002.

Use of Funds for Fiscal 2002
----------------------------
During Fiscal 2002, the Company estimates that it will expend approximately $0.6 million on general/administrative expenses.

During Fiscal 2002, the Company estimates that it might expend $200,000 on capital expenditures, primarily for faster production equipment at the Calgary, Alberta, facility to meet increased demand for Tropical Fish and HEAT$AVR product.

Anticipated Changes to Facilities/Employees
-------------------------------------------
The Company has no plans to acquire any new facilities. The current facilities can accommodate anticipated growth until at least mid-2003. The Company will add additional personnel in response to increased product demand and as needed to support increased sales of new products.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Overview
--------
The Company was incorporated in May 1998.

Flexible Solutions Ltd. was acquired in June 1998. The acquisi-tion was effected through the issuance of 7,000,000 shares of common stock by the Company with the former shareholders of the now wholly-owned subsidiary; the transaction has been accounted for as a reverse take-over.

Several private placement stock offerings were completed in 1998:
1,050,000 shares at $0.01 per share = gross proceeds of $ 10,500;
  500,000 shares at $0.05 per share = gross proceeds of $ 25,000; 581,316 shares at $0.25 per share = gross proceeds of $145,329.

Since completing acquisition, the Company's operating activities have related primarily to marketing the products of Flexible Solutions: its swimming pool chemicals called "HEAT$AVR" and "Tropical Fish"; and its fresh water evaporation control chemical called "WATER$AVR".

Revenue primarily has been generated by sales of Tropical Fish in the USA. the Company has embarked on an expanded marketing program for HEAR$AVR and WATER$AVR and has signed several large international orders. Gross profit margins from the sale of WATER$AVR in large orders is expected to be in the 50% while gross profit margins for HEAT$AVR are expected to exceed 60%. However, more complete usage of the Calgary factory facility should and efficiencies from higher total sales are expected to lead to substantially higher net income in the coming years.

Cash Balances
-------------
The Company maintains its major cash balances at one financial institution, Toronto Dominion Bank, located in Victoria, British Columbia, Canada. The balances are insured up to CDNS40,200 or CDN$60,000 per account by the Canada Deposit Insurance Corporation. At 12/31/2000 and 12/31/2001, there were no uninsured cash balances.

Foreign Currency Risk
---------------------
The Company's facilities are located in Canada and it experiences the majority of its costs in Canadian Dollars. Virtually all sales are booked in US Dollars regardless of the country to which goods are sold. For Fiscal 2001, the Company's sales were 5% in the USA and 95% in Canada. Therefore, the Company's financial condition is only modestly sensitive to currency exchange rates.

Inflation
---------
The Company's operations have not been affected materially by inflation, and management does not expect inflation to have a material impact on its operations in the future.
Seasonality
-----------
The Company's Tropical Fish product (92% of FY2001 sales) is subject to extensive seasonality related to the North American spring and summer. The HEAT$AVR commercial pool product is less seasonal as there is a significant indoor winter market. WATER$AVR has not yet recorded it's first sales; however, there are markets for the product in some area of the world in every season. Because of the larger land mass and population in the Northern Hemisphere, it is anticipated that the sales will be somewhat larger in March-September.

Quantitative/Qualitative Disclosure about Market Risks
------------------------------------------------------
The Company does not have any derivative financial instruments as of 12/31/2001. The Company has not material interest rate risk.

United States versus Foreign  Assets/Sales
------------------------------------------
All the Company's long-lived assets are located in Canada.

The Company generates sales revenue worldwide:
               Canada    United States    Australia/Asia
           ---------------------------------------------
2001       $1,293,000          $60,000              $nil
2000         $992,000          $30,000            $8,000
1999         $744,000          $10,000            $5,000

Liquidity and Capital Resources
-------------------------------

Fiscal 2001 and Fiscal 2000, Ended December 31st
------------------------------------------------
Working Capital at 12/31/2001: $457,861.
Working Capital at 12/31/2000: $333,307.
Working Capital at 12/31/1999: $139,139.

Cash Used by Fiscal 2001 Operating Activities totaled ($57,987), including the ($233,955) net loss; the primary adjusting items were $18,910 in depreciation, $256,076 in non-cash, stock-option "compensation" to employees/consultants, $141,510 in "non-cash services" (common shares issued as compensation) and ($107,636) in net non-cash working capital items. Cash Provided by Fiscal 2001 Financing Activities was $4,125. Cash Used in Fiscal 2001 Investing Activities totaled $57,987. In addition: on 1/14/2001, the Company issued 100,000 shares of common stock to Equity Trust SA for services to be rendered in the compilation of an SB-2 filing document; on 7/1/2001, the Company issued 30,000 shares of common stock (in lieu of cash) as compensation to Patrick Grant.

Cash provided by Fiscal 2000 Operating Activities totaled $158,126, including the $138,971 net income; the primary adjusting items were $13,489 in depreciation and $5,666 in net non-cash working capital items. Cash Provided by Fiscal 2000

Financing Activities was $nil. Cash Used in Fiscal 2000 Investing Activities totaled $16,771.

Results of Operations
---------------------

Fiscal 2001, Fiscal 2000 and Fiscal 1999, Ended December 31st
-------------------------------------------------------------
Fiscal 2001 revenue rose 30% to $1,334,273 because of more effective marketing with the preponderance of sales continuing to be in Canada to the Company's Montreal-based distributor. The distributor reports that 75% of his sales are in the USA. Gross Profit margins were stable at 50.3%. Product mix shifted little during the year with a continued emphasis on "Tropical Fish".

Fiscal 2000 revenue rose to $1,029,649 because of broader Canadian sales and increased sales penetration into the U.S. market; these indirect USA sales are estimated at 60% of total product. Sales of "Tropical Fish" represented 86% of the total with HEAT$AVR representing the rest. The continued faster increase in sales of the higher margined "Tropical Fish" was the primary factor in higher gross profit margins: 50.5% versus 45.5% last year.

Fiscal 1999 revenue rose to $759,218 because of increased sales penetration into the U.S. market. Sales of "Tropical Fish" represented 70% of the total with HEAT$AVR representing the rest. The continued faster increase in sales of the higher margined "Tropical Fish" was the primary factor in higher gross profit margins: 46% versus 30% last year; increased productivity flowing from increased sales also was a major factor (75 "Tropical Fish" units/employee/hour per employee versus 37 units/employee/hour last year). Sales of "Tropical Fish" increased from less that 50,000 units to in excess of 400,000 units. HEAT$AVR sales also grew, but only by a small amount. The tropical fish increase in sales occurred primarily because Fiscal 1999 was the Company's first full season of sales for that product and the beginning of sales into the United States through the Company's distributor.

Cash operating expenses for Fiscal 2001 totaled $406,934 versus $289,860 for last year; the primary factor in the increase was increased corporate activity. However, Fiscal 2001 financial statements also include "non-cash compensation" of $397,576 resulting from: the required adoption of a new accounting standard (FASB 123) regarding stock options granted to consultants resulting in $82,326 in "expenses"; stock options granted at below fair market value to employees resulting in $173,750 in "expenses"; and common stock issued to an employee and a consultant which were categorized as "non-cash services" resulting in $140,000 in expenses.

Operating expenses for Fiscal 2000 totaled $289,860 versus $175,213 for Fiscal 1999. The major expenses during this period were wages of $87,907, professional fees of $38,701, administrative salaries/benefits of $37,234, and subcontracting fees of $33,312. The primary factor in the changes to these expenses was increased corporate activity.


Operating expenses for Fiscal 1999 totaled $175,213 versus $43,323 for Fiscal 1998. The major expenses during this period were wages of $63,947 and commissions of $20,957. The primary factor in the changes to these expenses was increased corporate activity and a full year of operations.

Net Income  (Loss) for  Fiscal  2001/2000/1999  was  ($233,955),  $138,971,  and
$102,848, respectively. Earnings Per Share for Fiscal 2001/2000/1999 was ($0.03), $0.02, and $0.01, respectively.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements and notes thereto as required under ITEM #7 are attached hereto and found immediately following the text of this Annual Report. The audit report of Smythe Ratcliffe PFK, independent Chartered Accountants, is included herein immediately preceding the audited financial statements.

Audited Financial Statements: Fiscal 2001/Fiscal 2000/Fiscal 1999
-----------------------------------------------------------------

Auditors' Report, dated March 19, 2002

Consolidated Balance Sheets at 12/31/2001 and 12/31/2000

Consolidated Statement of Operations
 for the Years Ended 12/31/2001, 12/31/2000, and 12/31/1999

Consolidated Statements of Stockholders' Equity for the Years Ended 12/31/2001, 12/31/2000, and 12/31/1999

Consolidated Statements of Cash Flows
 for the Years Ended 12/31/2001, 12/31/2000, and 12/31/1999

Notes to Consolidated Financial Statements


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
--- No Disclosure Necessary ---

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------------------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

Table No. 3 lists as of 3/31/2002, the names of the Directors of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All Directors are residents and citizens of Canada.

                                   Table No. 3
                                    Directors
==============================================================================

                                                       Date First
                                                          Elected
Name                                    Age          or Appointed
------------------------------------------------------------------------------
Daniel B. O'Brien (1)                    45              May 1998
Dr. Robert N. O'Brien (1)                80         February 2000
John H. Bientjes (1)                     49         February 2000

(1)  Member of Audit Committee.
==============================================================================


Table No. 4 lists, as of 3/31/2002, the names of the Executive Officers of the Company. The Executive Officer serves at the pleasure of the Board of Directors. The Executive Officer is a resident/citizen of Canada.

                                   Table No. 4
                               Executive Officers
==============================================================================
                                                          Date of
                                                            Board
Name               Position                        Age   Approval
------------------------------------------------------------------

Daniel B. O'Brien  President/Treasurer/Secretary    45   May 1998
==============================================================================

Business Experience
-------------------

John H. Bientjes is a member of the Company's Board of Directors. Mr. Bientjes was graduated in 1976 from Simon Fraser University in Vancouver, British Columbia with a Bachelor of Arts Degree in Economics and Commerce. For the past fifteen years he has been the manager of the Commercial Aquatic Supplies Division of D.B. Perks & Associates, Ltd., located in Vancouver, British Columbia, a company that markets supplies and equipment to commercial pools which are primarily owned by municipalities.

Daniel B. O'Brien is President and a Director of the Company. His responsibilities include coordinating strategy, planning, and product development. He has been involved in the swimming pool industry since 1991 when he founded Flexible Solutions Ltd., purchased by the Company in August 1998. Prior to his involvement with Flexible Solutions Ltd., Mr. O'Brien was a teacher at Brentwood College where he was in charge of Outdoor Education. Mr. O'Brien devotes 100% of his time to the affairs of the Company.

Dr. Robert N. O'Brien is a member of the Company's Board of Directors. O'Brien received: his Bachelor of Applied Science in Chemical Engineering from the University of British Columbia in 1951; his Masters of Applied Science in Metallurgical Engineering from the University of British Columbia in 1952; his Ph.D. in Metallurgy from the University of Manchester in 1955; and, was a Post Doctoral Fellow in Pure Chemistry at the University of Ottawa from 1955 through 1957. He has held various academic positions since 1957 at the University of Alberta, the University of California at Berkley, and the University of Victoria. Most recently, he was a Professor of Chemistry at the University of Victoria from 1968 until 1986 at which time he was given the designation of Professor Emeritus. While teaching, Dr. O'Brien acted as a consultant and served on the British Columbia Research Council. In 1987, Dr. O'Brien founded the Vancouver Island Advanced Technology and Research Association.

Involvement in certain legal proceedings
----------------------------------------
There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:
a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
c) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;
d) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships
--------------------
Daniel O'Brien, President/Treasurer/Secretary/Director of the Company, is the son of Dr. Robert O'Brien, a Director of the Company. Other than that, there are no family relationships between any of the officers or directors of the Company.

Other Relationships/Arrangements
--------------------------------
There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer. There are no material arrangements or understandings between any two or more Directors or Executive Officers.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
--- No Disclosure Necessary ---

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 2001, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments; other than the granting of stock options.

During Fiscal 2001, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any Executive Officer or Director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such Executive Officer's employment with the Registrant or from a change-in-control of the Company or a change in such Executive Officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments, where the value of such compensation or remuneration exceeds $100,000 per Executive Officer.

The  Company  has  no  long-term   incentive  plan  (LTIP)  or  other  long-term
compensation program and no SARs have been granted in the last three years.

Daniel O'Brien currently receives a annual salary of CDN$30,000 (~US$18,800). Compensation is set by the two independent Directors.

Table No. 5 details compensation paid/accrued for Fiscal 2001/2000/1999 ended December 31st for the Executive Officers; Daniel O'Brien was the only Executive Officer during Fiscal 2001/2000/1999.

                                   Table No. 5
                           Summary Compensation Table
                               Executive Officers
==============================================================================

                                                      Long-Term
                                                      Compensation
                                             -----------------------
                        Annual Compensation        Awards
                       --------------------  ------------------
Name and                              Other          Restricted         All
Principal      Fiscal                Annual   Stock   Options/    LTIP  Other
Position         Year   Salary Bonus  Comp.   Award(s) SARS(#) Payouts  Comp.
---------------------- ------- ----- ------  -------- -------- -------  ----

Daniel O'Brien
President/       2001  $19,332   ---    ---       ---  100,000     ---     ---
Treasurer/       2000  $19,250   ---    ---       ---   50,000     ---     ---
Secretary        1999  $20,250   ---    ---       ---   50,000     ---     ---
====================== ======= ===== ======  ======== ========= =======  =====

Stock Options
-------------
The Board of Directors may allocate non-transferable stock options to purchase common shares of the Company to Directors, Executive Officers, employees, and consultants of the Company and its subsidiaries. The Company has no formal written stock option plan.

Table No. 6 details the 1,309,000 stock options granted in Fiscal 2001; no SARS were granted.

                                   Table No. 6
               Stock Option Grants in Fiscal 2001 Ended 12/31/2001
==============================================================================

                         Percentage
                  Number         of  Exercise
                      of      Total     Price
                 Options    Options       Per      Grant Expiration
Name             Granted    Granted     Share       Date       Date
--------------   ------- ----------  -------- ---------- ----------
Daniel O'Brien   100,000       7.6%     $1.40 12/01/2001  12/6/2006
Robert O'Brien    50,000       3.8%     $1.40 12/01/2001  12/6/2006
John Bientjes      5,000       0.4%     $1.40 12/01/2001  12/6/2006

Employees/                             $1.00-  1/1/2001- 1/12/2002-
Consultants    1,154,000      88.2%     $3.50   7/6/2001   7/1/2006

(1)  900,000 of the stock options granted to employees vest over
     2002-2006.
==============================================================================

Table No. 7 details: stock options exercised in Fiscal 2001; number of unexercised stock options at fiscal yearend; and the value of unexercised in-the-money stock options at fiscal yearend. No SARS have been granted and therefore none were exercised.

                                   Table No. 7
                Aggregated Stock Options Exercises in Fiscal 2001
                    Fiscal Yearend Unexercised Stock Options
                       Fiscal Yearend Stock Option Values
                          Executive Officers/Directors
==============================================================================

                                                           Value of
                                          Number of     Unexercised
                   Number               Unexercised    In-the-Money
                       of                   Options         Options
                   Shares                 at Fiscal       at Fiscal
                 Acquired  Aggregate        Yearend         Yearend
                       on      Value   Exercisable/    Exercisable/
Name             Exercise   Realized  Unexercisable   Unexercisable
-------------------------------------------------------------------
Daniel O'Brien        ---        ---        200,000        $115,000
Robert O'Brien        ---        ---         75,000          17,500
John Bientjes         ---        ---         10,000           7,000
==============================================================================

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------
          AND MANAGEMENT
          --------------

The Company is a publicly-owned corporation, the shares of which are owned by United States, Canadian, and European residents. The Company is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 8 lists, as of 3/31/2002, Directors and Executive Officers who beneficially own the Company's voting securities and the amount of the Company's voting securities owned by the Directors and Executive Officers as a group.
Table No. 8 also includes data on Beat Aschmann, the only other persons/companies where the Company is aware that a shareholder has 5% or greater beneficial interest in the Company's securities. All Officer/Director addresses c/o Flexible Solutions International Inc.; 2614 Queenswood Drive, Victoria, British Columbia, Canada V8N 1X5.

                                   Table No. 8
                Shareholdings of Directors and Executive Officers
                        Shareholdings of 5% Shareholders
=================================================================

 Title                                 Amount and Nature  Percent
    of                                     of Beneficial       of
 Class  Name/Address of Beneficial Owner       Ownership   Class#
-----------------------------------------------------------------
Common  Daniel O'Brien (1)                     4,720,000    49.8%
Common  Robert O'Brien (2)                     1,825,000    19.2%
Common  John Bientjes (3)                         90,000     0.9%

Common  Beat Aschmann (4)                        700,000     7.5%
        TOTAL                                  7,335,000    77.3%
-----------------------------------------------------------------

1.    100,000 represent currently exercisable stock options.
    4,620,000 shares are restricted pursuant to Rule 144.
    4,000,000 shares are held indirectly through Birnham Development
               Company, a trust controlled by Mr. O'Brien.

2.     75,000 represent currently exercisable stock options.
    1,750,000 are restricted pursuant to Rule 144.
    1,750,000 shares held indirectly through RNO Holdings, a company controlled by Mr. O'Brien.

3.     10,000 represent currently exercisable stock options.

4.  700,000 shares are restricted pursuant to Rule 144.
    Address: Laerchenhofweg #3 8906 Bonastetten, Switzerland

# Based on 9,485,819 shares outstanding as of 3/31/2002 and stock options held by each beneficial holder exercisable within 60 days.
==============================================================================

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Acquisition of Flexible Solutions
---------------------------------
The Company was incorporated for the purpose of acquiring Flexible Solutions. The value of Flexible Solutions and the determination of the number of shares to be issued to its owners were not made independently or based on appraisals. The two primary shareholders of Flexible Solutions were officer/directors of the Company and/or significant shareholders of the Company: Daniel O'Brien and Robert O'Brien. Accordingly, the transactions between the Company and Flexible Solutions cannot be deemed to be an arm's length transaction.

The  Company  issued  7,000,000  shares to the three  shareholders  of  Flexible
Solutions: Daniel O'Brien = 4,550,000 shares; Robert O'Brien = 1,750,000; and Beat Aschmann = 700,000 shares.

Use of Home of Daniel O'Brien
-----------------------------
The Company has utilized the home of Daniel O'Brien since incorporation as a corporate office, without compensation to Mr. O'Brien.


Other than described above, there have been no transactions since 12/31/1998, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.  Index to Exhibits:
---------------------

Exhibit
-------
Number   Description
--------------------
 2.      Incorporated by reference to Form 10-SB and Form 10-Q's
 3.      Incorporated by reference to Form 10-SB and Form 10-Q's
 5.      Incorporated by reference to Form 10-SB and Form 10-Q's
 9.      Incorporated by reference to Form 10-SB and Form 10-Q's
10.      Incorporated by reference to Form 10-SB and Form 10-Q's
11.      Incorporated by reference to Form 10-SB and Form 10-Q's
13.      Incorporated by reference to Form 10-SB and Form 10-Q's
16.      Incorporated by reference to Form 10-SB and Form 10-Q's
18.      Incorporated by reference to Form 10-SB and Form 10-Q's
21.      Incorporated by reference to Form 10-SB and Form 10-Q's
23.      Incorporated by reference to Form 10-SB and Form 10-Q's
23.      Incorporated by reference to Form 10-SB and Form 10-Q's
24.      Incorporated by reference to Form 10-SB and Form 10-Q's
99.      Incorporated by reference to Form 10-SB and Form 10-Q's


b.  Reports on Form 8-K:
------------------------
--- No Disclosure Necessary ---

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Flexible Solutions International Inc. - SEC File #0-29649
            ---------------------------------------------------------
                                   Registrant




Dated: April 5, 2002    By /s/ Daniel O'Brien
--------------------      ------------------------------------------------------
                          Daniel O'Brien, President/Treasurer/Secretary/Director

         FLEXIBLE SOLUTIONS
           INTERNATIONAL INC.

         Consolidated Financial Statements
         December 31, 2001
         (U.S. Dollars)







         INDEX                                                        Page
         -----                                                        ----

         Report of Independent Chartered Accountants to
           the Board of Directors and Stockholders                     1

         Financial Statements

         Consolidated Balance Sheets                                   2

         Consolidated Statements of Operations                         3

         Consolidated Statements of Stockholders' Equity               4

         Consolidated Statements of Cash Flows                         5

         Notes to Consolidated Financial Statements                   6-14

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF FLEXIBLE SOLUTIONS INTERNATIONAL INC.

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.





"SMYTHE RATCLIFF PKF"


Chartered Accountants

Vancouver, Canada
March 19, 2002

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
December 31
(U.S. Dollars)

-----------------------------------------------------------------------------
                                                       2001         2000
-----------------------------------------------------------------------------

Assets

Current

  Cash                                                  $190,457     $192,280
  Accounts receivable                                     46,374      144,383
  Loan receivable (note 4)                                 9,516            0
  Note receivable (note 5)                                 9,225            0
  Inventory                                              181,698       93,513
  Prepaid expenses                                        59,291        6,151
-----------------------------------------------------------------------------

Total Current Assets                                     496,561      436,327
Property and Equipment (note 6)                           72,753       53,064
-----------------------------------------------------------------------------
Total Assets                                            $569,314     $489,391
=============================================================================


Liabilities

Current
  Accounts payable                                       $20,592      $12,422
  Income tax payable                                      18,108       90,598
-----------------------------------------------------------------------------

Total Current Liabilities                                 38,700      103,020
-----------------------------------------------------------------------------

Stockholders' Equity

Capital Stock
Authorized
  50,000,000   Common shares with a par value of $0.001 each
   1,000,000   Preferred shares with a par value of $0.01 each
Issued and Outstanding
    9,272,816   and 9,131,316 Common shares                 9,272       9,131
Capital in Excess of Par Value                            563,713     163,653
Other Comprehensive Loss                                 (23,842)     (1,839)
Accumulated Earnings (Deficiency)                        (18,529)     215,426
-----------------------------------------------------------------------------

Total Stockholders' Equity                                530,614     386,371
-----------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity               $569,314    $489,391
=============================================================================


See notes to consolidated financial statements.


FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
Years Ended December 31
(U.S. Dollars)

---------------------------------------------------------------------------------------
                                                    2001            2000          1999
---------------------------------------------------------------------------------------

Sales                                         $1,334,273      $1,029,649      $759,218
Cost of Sales (Exclusive of Depreciation)        662,807         509,933       413,849
---------------------------------------------------------------------------------------

Gross Profit                                     671,466         519,716       345,369
---------------------------------------------------------------------------------------

Operating Expenses

  Wages (note 10)                                313,918          87,907        63,467
  Stock promotion and transfer agent fee         241,573             568         8,048
  Office                                          48,398           9,028        11,456
  Administrative salaries and benefits            46,639          37,234         4,524
  Rent                                            28,978          11,445         4,442
  Bad debt expense                                26,570          51,282             0
  Professional fees                               23,338          36,701        16,465
  Travel                                          23,125          10,454         6,607
  Subcontracting                                  16,630          33,312        12,801
  Shipping                                        13,563          12,189         7,179
  Telephone                                        5,616           3,613         2,359
  Commission                                       1,130           1,982        20,957
  Currency exchange                              (2,368)        (19,344)         4,144
  Depreciation                                    18,910          13,489        12,764
---------------------------------------------------------------------------------------

                                                 806,020         289,860       175,213
---------------------------------------------------------------------------------------

Income (Loss) Before Other Items and
  Income Tax                                   (134,554)         229,856       170,156
Other Items
  Gain on sale of property and equipment             863               0             0
---------------------------------------------------------------------------------------

Income (Loss) Before Income Tax                (133,691)         229,856       170,156
Income Tax                                       100,264          90,885        67,308
---------------------------------------------------------------------------------------

Net (Loss) Income                             $(233,955)        $138,971      $102,848
=======================================================================================

Net (Loss) Income Per Share                     $ (0.03)          $ 0.02        $ 0.01
=======================================================================================

Weighted Average Number of Shares              9,247,949       9,131,316     9,131,316
=======================================================================================


See notes to consolidated financial statements.


FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Capital in       Accumulated        Other            Total
                                                                    Excess of         Earnings       Comprehensive   Stockholders'
                                         Shares     Par Value       Par Value       (Deficiency)     Income (Loss)       Equity
------------------------------------- ------------- --------------- ---------------- --------------- --------------- -------------
Balance, December 31, 1998             9,131,316        9,131          163,653          (26,393)           (376)          146,015
Translation Adjustment                         0            0                0                 0           7,053            7,053
Net Income                                     0            0                0           102,848               0          102,848
------------------------------------- ------------- --------------- ---------------- --------------- --------------- -------------

Balance, December 31, 1999             9,131,316        9,131          163,653            76,455           6,677          255,916
Translation Adjustment                         0            0                0                 0         (8,516)          (8,516)
Net Income                                     0            0                0           138,971               0          138,971
------------------------------------- ------------- --------------- ---------------- --------------- --------------- -------------

Balance, December 31, 2000             9,131,316        9,131          163,653           215,426         (1,839)          386,371
Shares Issued for
  Cash (October and December               9,500            9            4,116                 0               0            4,125
  Services (January, July
    and November)                        132,000          132          139,868                 0               0          140,000
  Stock option compensation                    0            0          256,076                 0               0          256,076
  Translation adjustment                       0            0                0                 0        (22,003)         (22,003)
  Net loss                                     0            0                0          (233,955)               0        (233,955)
------------------------------------- ------------- --------------- ---------------- --------------- --------------- -------------

Balance, December 31, 2001             9,272,816       $9,272         $563,713          $(18,529)       $(23,842)         $530,614
===================================== ============= =============== ================ =============== =============== =============



See notes to consolidated financial statements.


FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
Years Ended December 31
(U.S. Dollars)

------------------------------------------------------------------------------------------------------------------
                                                                      2001              2000              1999
------------------------------------------------------------------ -------------------- ---------------- ---------
Operating Activities
  Net (loss) income                                                $(233,955)           $138,971         $102,848
  Adjustments to reconcile net (loss) income
    to net cash, provided by (used in)
    operating activities
      Stock option compensation                                       256,076                  0                0
      Non-cash services                                               141,510                  0                0
      Depreciation                                                     18,910             13,489            2,764
      Gain on sale of property and equipment                            (863)                  0                0
  Changes in Non-Cash Working Capital
    Accounts receivable                                                98,009           (31,544)        (111,308)
    Inventory                                                        (88,185)             43,047        (131,225)
    Prepaid expenses                                                 (53,140)            (5,631)            (520)
    Accounts payable                                                    8,170           (14,589)            5,444
    Accrued liabilities                                                     0            (6,929)            3,559
    Income tax payable                                               (72,490)             21,312           69,286
------------------------------------------------------------------ -------------------- ---------------- ---------

Cash Provided by (Used in) Operating Activities                        74,042            158,126         (49,152)
------------------------------------------------------------------ -------------------- ---------------- ---------

Investing Activities
  Acquisition of property and equipment                              (39,246)           (16,771)         (52,409)
  Note receivable                                                     (9,225)                  0                0
  Loan receivable                                                     (9,516)                  0                0
------------------------------------------------------------------ -------------------- ---------------- ---------

Cash Used in Investing Activities                                    (57,987)           (16,771)         (52,409)
------------------------------------------------------------------ -------------------- ---------------- ---------

Financing Activities
  Repayment to shareholder                                                  0                  0          (3,261)
  Proceeds from issuance of common stock                                4,125                  0                0
------------------------------------------------------------------ -------------------- ---------------- ---------

Cash Provided by (Used in) Financing Activities                         4,125                  0          (3,261)
------------------------------------------------------------------ -------------------- ---------------- ---------

Effect of Exchange Rate Changes on Cash                              (22,003)            (8,516)            7,053
------------------------------------------------------------------ -------------------- ---------------- ---------

Inflow (Outflow) of Cash                                              (1,823)            132,839         (97,769)
Cash, Beginning of Year                                               192,280             59,441          157,210
------------------------------------------------------------------ -------------------- ---------------- ---------

Cash, End of Year                                                    $190,457           $192,280          $59,441
================================================================== ==================== ================ =========

Supplementary Disclosure of Cash
  Flow Information
    Income taxes paid                                                 $85,126            $66,748               $0
------------------------------------------------------------------ -------------------- ---------------- ---------

Supplementary Disclosure of Non-Cash
  Investing Activities
    Sale of trailer - exchange for rent                                $1,510                 $0               $0
------------------------------------------------------------------ -------------------- ---------------- ---------

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


1.       OPERATIONS AND BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of Flexible Solutions International Inc. and its wholly owned subsidiary Flexible Solutions Ltd. ("the Company"). All intercompany balances and transactions are eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (b)      Use of estimates

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

         (c)      Inventory

                  Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

         (d)      Property and equipment

                  Property and equipment are recorded at cost and depreciated using the declining balance method using the following annual rates:

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

         (f)      Financial instruments

                  The Company's financial instruments consist of cash, accounts receivable, note receivable, loan receivable and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values due to their short maturities.

         (g)      Income (loss) per share calculation

                  Income  (loss) per share is  calculated by dividing net income
                  (loss) by the weighted average number of shares outstanding. Common share equivalents consisting of stock options are not considered in the computation because their effect would be anti-dilutive.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (h)      Stock issued in exchange for services

                  The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company's common stock within the same general time period.

         (i)      Stock based compensation

                  The   Company   applies   APB   Opinion  No.  25  and  related
                  interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

         (j)      Recent accounting pronouncements

                  (i) In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 does not have a material impact on the Company's financial position and results of operations.

                  (ii) In March 2000 the Financial Accounting Standards Board ("FASB") issued "Interpretation #44, Accounting for Certain Transactions Involving Stock Compensation". Among other issues, this interpretation clarifies:

                           (a) The definition of employee for purposes of applying APB Opinion No. 25.

                           (b) The criteria for determining whether a plan qualifies as a noncompensatory plan.

                           (c)      The   accounting   consequence   of  various
                                    modifications of the terms of a previously fixed stock option award, and

                           (d)      The  accounting  for an  exchange  of  stock
                                    compensation    awards    in   a    business
                                    combination.

                           In relation to (c) the interpretation states, "if the exercise price of a fixed stock option award is reduced,  the  award  shall  be  accounted  for  as a
                           variable from the date of the modification to the date the award is exercised, is forfeited, or expired unexercised, the exercise price of an option award has been reduced if the fair value of the consideration required to be remitted pursuant to the award's original terms". There is no impact on the Company for fiscal 2001.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  (iii) On September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

4.       LOAN RECEIVABLE

         -----------------------------------------------------------
                                                             2001
         -----------------------------------------------------------

         5% loan receivable due October 17, 2002             $9,516
         -----------------------------------------------------------

5.       NOTE RECEIVABLE

         The note receivable is without stated terms of repayment or interest and was received in full subsequent to year end.

6.       PROPERTY AND EQUIPMENT

         -----------------------------------------------------------------------
                                                        2001
                                                     Accumulated
                                       Cost          Depreciation        Net
         -----------------------------------------------------------------------

         Manufacturing equipment     $110,105           $43,303        $66,802
         Computer hardware              5,190             1,927          3,263
         Furniture and fixtures         3,786             1,372          2,414
         Office equipment                 534               260            274
         ----------------------------------------------------------------------

                                     $119,615           $46,862        $72,753
         -----------------------------------------------------------------------

         The trailer was sold on September 1, 2001 in exchange for free rent of a month and a half at the Victoria location. Depreciation was calculated up to date of sale.

         -----------------------------------------------------------------------
                                                       2000
                                                    Accumulated        Net Book
                                     Cost           Depreciation         Value
         -----------------------------------------------------------------------

         Manufacturing equipment       $75,757          $26,602        $49,155
         Trailer                         1,510              770            740
         Computer hardware               1,039              530            509
         Furniture and fixtures          3,087              769          2,318
         Office equipment                  534              192            342
         -----------------------------------------------------------------------
                                       $81,927          $28,863        $53,064
         -----------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


7.       COMPREHENSIVE (LOSS) INCOME

         -----------------------------------------------------------------------
                                          2001            2000          1999
         -----------------------------------------------------------------------

         Net income (loss)               $(233,955)      $138,971      $102,848
         Other comprehensive
            income (loss)                  (22,003)        (8,516)        7,053
         -----------------------------------------------------------------------

         Comprehensive (loss) income     $(255,958)      $130,455      $109,901
         -----------------------------------------------------------------------

8.       INCOME TAX

         Total income tax expense differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 44.62% to income before income taxes. The income to which this is applied is as follows:

         -------------------------------------------------------------------------------
                                                     2001         2000           1999
         -------------------------------------------------------------------------------

         Income (loss) before income tax
           per entity
            Flexible Solutions International Inc. $(396,470)          $0      $(10,766)
            Flexible Solutions Ltd.                  262,779     229,856        180,922
         -------------------------------------------------------------------------------

         Consolidated income (loss) before
           income tax                              (133,691)     229,856        170,156
         Permanent Difference:
           Stock option benefit                      256,076           0              0
         Other                                                                        0
           Stock issued for services                 140,000           0              0
           Miscellaneous                                 394           0              0
         -------------------------------------------------------------------------------

         Taxable income                             $262,779    $229,856       $170,156
         -------------------------------------------------------------------------------


FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


8.       INCOME TAX (Continued)

         Application of the federal and provincial statutory rate results in the following:

         ------------------------------------------------------------------
                                            2001         2000       1999
         ------------------------------------------------------------------

         Expected tax expense at
           statutory rates                 $117,252     $104,860    $77,625
         Increase (decrease) resulting
           from manufacturing and
           processing deduction            (18,395)     (16,090)   (11,911)
         Other                                1,407        2,115      1,594
         ------------------------------------------------------------------

         Income tax expense                $100,264      $90,885    $67,308
         ------------------------------------------------------------------

         The Company's losses for U.S. income tax purposes are U.S. $30,272 which may be carried forward to apply against future income for U.S. income tax purposes, expiring between 2018 and 2019. The future benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

         --------------------------------------- --------------------
         Available to                                  Amount
         --------------------------------------- --------------------

         2018                                                $16,858
         2019                                                 13,414
         --------------------------------------- --------------------

                                                             $30,272
         --------------------------------------- --------------------

9.       NET (LOSS) INCOME PER SHARE

         -----------------------------------------------------------------------
                                              Net
                                       Income (Loss)       Shares      Per Share
                                         (Numerator)    (Denominator)    Amount
         -----------------------------------------------------------------------

         2001
         Basic net (loss) per share
         Net loss                          $(233,955)      9,247,949     $(0.03)

         2000
         Basic net income per share
         Net income                         $138,971       9,131,316     $ 0.02

         1999
         Basic net income per share
         Net income                         $102,848       9,131,316     $ 0.01
         -----------------------------------------------------------------------

         There were no preferred shares issued and outstanding for the years ended December 31, 2001, 2000 and 1999.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------


10.      STOCK OPTIONS

         The Company may issue stock options and stock bonuses for common stock of the Company to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of the Incentive Options (employees of the Company or its subsidiaries) is not less than the fair market value of the stock at the date of the grant and for non-employees the exercise price is no less than 80% of the fair market value (defined by the most recent closing sale price reported by NASDAQ) on the date of the grant.

         The following table summarizes the Company's stock option activity for the year ended December 31, 2001:

         ------------------------------------------------------------------------------------
                                                                                   Weighted
                                         Number of         Exercise Price           Average
                                           Shares             Per Share        Exercise Price
         ------------------------------------------------------------------------------------

         Granted during year ended
           December 31, 2001                1,898,000        $ 0.25 - $ 3.50          $ 1.47
         Exercised                            (2,000)                 $ 1.00          $ 1.00
         ------------------------------------------------------------------------------------

         Balance, December 31, 2001         1,896,000        $ 0.25 - $ 3.50          $ 1.63
         ------------------------------------------------------------------------------------

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $173,750 was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

         -----------------------------------------------------------------------
                                            2001            2000           1999
         -----------------------------------------------------------------------

         Net loss, as reported             $(233,955)     $138,971      $102,848
         Net loss, pro-forma                (955,071)      138,971       102,848
         Net loss per share, as reported     $ (0.03)       $ 0.02        $ 0.01
         Net loss per share, pro-forma       $ (0.10)       $ 0.02        $ 0.01
         -----------------------------------------------------------------------

         The fair value of each option grant is calculated using the following weighted average assumptions:

         ----------------------------------------------------- -------------
                                                                2001
         ----------------------------------------------------- -------------

         Expected life (years)                                 3.5
         Interest rate                                         4.00%
         Volatility                                            58.27%
         Dividend yield                                        0.00%
         ----------------------------------------------------- -------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------

10.      STOCK OPTIONS (Continued)

         During the year the Company granted stock options to consultants. These options have been recognized applying SFAS 123 using the Black-Scholes option-pricing model which resulted in additional stock promotion, advertising, professional fees, subcontracting and office expenses of $82,326 in the accounts.

11.      CONTINGENCIES

         The Company has been named plaintiff in a lawsuit demanding the return of the share certificate for 100,000 shares of stock originally given to the defendant as payment in advance for services. The services for which the advance was given were never performed or given to the Company, and the Company therefore received no consideration or value for such advance. Return of the share certificate for 100,000 shares was demanded within ten (10) days, namely by August 22, 2001, however, to date remains unreturned.

         On date of issue, January 4, 2001, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share.

12.      SEGMENTED AND SIGNIFICANT CUSTOMER INFORMATION

         The Company operates in a single segment, involving the development and marketing of two lines of energy and water conservation products.

         The first line consists of a liquid swimming pool blanket which saves energy and water by storing evaporation from the pool surface. The second line consists of a food safe powdered form of the active ingredient within the liquid blanket and is designed to be used in still or slow moving drinking water sources.

         The Company's sales in the United States of America and abroad amounted to 5%, 3% and 28.8% for the years ended December 31, 2001, 2000 and 1999 respectively. The remainder were earned in Canada.

         All the Company's long-lived assets are located in Canada. The Company had one major customer, Sunsolar Energy Technologies which comprised 94%, 96% and 70% of total sales for the years ended December 31, 2001, 2000 and 1999 respectively. There were no significant concentrations of credit risk.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(U.S. Dollars)
--------------------------------------------------------------------------------

13.      COMMITMENTS

         Property and premises leases

         The Company is committed to minimum rental payments for property and premises aggregating approximately $235,202 over the terms of leases expiring September 1, 2003.

         Commitments in each of the next three years are approximately as follows:

         ---------------------------------- ---------------------

         2001                                            $85,528
         2002                                             85,528
         2003                                             64,146
         ---------------------------------- ---------------------

14.      SUBSEQUENT EVENTS

         (a)      Subsequent to the year end, 47,000 common shares were issued.

         (b) In January, 2002, U.S. $29,000 was received upon exercise of options for shares of stock.