Form 10QSB
period 2002-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2002-05-13
CIK 1069394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES ACT OF 1934
         For the transition period from ________ to ________

                         Commission file number: 0-29649


                      Flexible Solutions International Inc.
                      -------------------------------------
                 (Name of small business issuer in its charter)


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: Common Stock, $0.001 par value - 9,519,816 Shares.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                Attached hereto and incorporated herein by reference


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Overview
--------

Gross sales increased $25,173 during the first quarter of Fiscal 2002 as compared to the first quarter of Fiscal 2001. During the first quarter of Fiscal 2002, the Company experienced a decrease in net income of $79,985 as compared to the first quarter of Fiscal 2001. The decrease in net income was the result of an increase in the cost of sales and an increase in operating expenses as discussed below.

Results of Operations
---------------------

Flexible Solutions is an environmental biotechnology company active in energy and water conservation products. The Company believes that its patented and patent-pending products are effective. All of the Company's products are biodegradable. The Company's corporate headquarters is located in Victoria, British Columbia. It has two manufacturing centers. One located in Calgary, Alberta and the second located in Ontario Canada.

For the first quarter of the current fiscal year, ending March 31, 2002, sales increased 7.2% to $376,620 compared to $351,447 for the same quarter of the previous year. The Company experienced a higher volume of sales during the first quarter Fiscal 2002 as its "Tropical Fish" product gained greater acceptance in the market place. Management expects that this trend will continue in the future.

General and administrative expenses for the Company were $155,309 for the first quarter up from $75,799 for the first quarter of last year. The increase in operating expenses was the result of the growth in the Company both in its Water$avr Division and its "Heat$aver" Division. Notable increases included: wages up 28% ($31,755 compared to $24,781); administrative salaries and benefits up 90% ($25,014 compared to $13,164); advertising up 908% ($15,329 compared to only $1,520); professional fees up 540% ($26,952 compared to $4,213); and, rent up 268% ($15,772 compared to $4,288) Increases also occurred in depreciation; miscellaneous items; insurance; entertainment; utilities; telecommunications; office; shipping; and, subcontracting.

Management attributes the increase in general and administrative expenses to the fact that the Company has expanded the manufacturing and sales of its "Water$avr" product and its "Heat$aver" product .

Subsequent to the conclusion of the first quarter of Fiscal 2001, the Company hired a new President for the "Water$aver" division and marketing efforts within this division have grown significantly as evidenced by the letters of intent for the purchase of this product from a multinational company located in India and from the Ministry of Water of the Peoples Republic of China and the National Engineering Research Center for Water Saving and Irrigation at Yang Ling. Management expects that sales from these sources will begin in the latter portion of Fiscal 2002.

Also contributing to the increase in expenses, a new facility was put into place after the first quarter of Fiscal 2001 to expand the manufacturing and distribution of the "Tropical Fish" product. This facility is located in Calgary, Alberta and augments the manufacturing and distribution activities taking place at the Company's facility located in the province of BC.

Within the category of operating expenses, decreases did occur in the categories of travel; commissions; stock promotion and transfer agent fees.

Net income for the quarter was $21,019 which represents a 79% decrease over the first quarter of last year when net income was $101,004. As stated earlier, the decrease in net income was due primarily to an increase in the activities of the Water$avr Division and the expansion of facilities which occurred within the "Heat$aver" Division.

Earnings per share (fully diluted) were $0.00 for the first quarter of Fiscal 2002 compared to $0.01 for the first quarter of fiscal 2001.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, the Company had working capital of $534,827 which represented an increase of $108,299 as compared to the working capital position of $426,528 on March 31, 2001. The increase in working capital was due to an increase in cash and cash equivalents of $73,752; an increase in accounts receivable of $4,437; an increase in inventory of $13,634; an increase in prepaid expenses of $6,329; and, an increase in income tax installments of $27,544.

Accounts Receivable and Inventory represented 75.6% of current assets and both continue to turn over at acceptable rates.

Based on the Company's current working capital position and its policy of retaining earnings, the Company has adequate working capital to meet its needs during the current fiscal year. On April 30, 2002, the Company announced the closing of a private placement that raised $1,000,000 through the sale of 400,000 common shares at $2.50. The proceeds of this private placement will be used to accelerate the sales initiatives of the Company's Water$avr Division of the Company and for general corporate purposes.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In December 2001, the Company filed suit in British Columbia Supreme Court against Equity Trust and John Wells. The Company is claiming that Equity Trust and John Wells did not provide the services for which they were paid 100,000 shares of common stock and loaned $25,000. The Company is seeking return (and cancellation) of the shares, repayment of the loan, costs and penalties from Equity Trust and John Wells. As of 3/31/2002, the BC Supreme Court has enjoined the defendant against any transaction regarding the shares until trial is complete. The Company has accounted for the loan as un-collectable; the 100,000 shares are included in reported issued/outstanding common stock.

ITEM 2.  CHANGES IN SECURITIES
a.  No Disclosure Necessary.
b.  No Disclosure Necessary.
c. 217,000 shares of common stock issued in 1st Quarter of 2002 upon exercise of employee stock option with proceeds of $61,141 received.
d.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                No Disclosure Necessary

ITEM 5.  OTHER INFORMATION
                No Disclosure Necessary

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                No Disclosure Necessary

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Flexible Solutions International Inc.
                     -------------------------------------
                                 Registrant

Date:   5-13-2002    /s/  Daniel B. O'Brien
     --------------  ---------------------------------------------------------
                     Daniel B. O'Brien, President/Treasurer/Secretary/Director

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets                                      (Unaudited)
As of March 31
(U.S. Dollars)
------------------------------------------------------------------------------
                                                               2002       2001
------------------------------------------------------------------------------
Assets
Current
  Cash                                                     $109,331    $35,579
  Accounts receivable                                       415,560    411,123
  In Trust                                                   22,552     25,000
  Short Term Loans                                            9,338          0
  Inventory                                                 133,621    119,987
  Income Tax Installments                                    27,544          0
  Prepaid expenses                                            8,823      2,494
                                                           --------   --------
Total Current Assets                                        726,769    594,183
Property and Equipment                                       77,560     60,410
                                                           --------   --------
Total Assets                                               $804,329   $654,593
                                                           ========   ========

Liabilities
Current
  Accounts payable                                           78,177     15,158
  Accrued liabilities                                        82,713          0
  Income tax payable                                         31,051    152,497
                                                           --------   --------
Total Current Liabilities                                   191,942    167,655

Stockholders' Equity
Capital Stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
 1,000,000 Preferred shares with a par value of $0.01 each
Issued
  9,519,816 & 9,231,316 Common shares                         9,520      9,231
Capital in Excess of Par Value                              624,966    163,653
Other Comprehensive Income (Loss)                           (24,587)    (2,366)
Retained Earnings                                             2,490    316,420
                                                           --------   --------
                                                            612,389    486,938
                                                           --------   --------
Total Liabilities and Stockholders' Equity                 $804,331   $654,593
                                                           ========   ========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Operations                             (Unaudited)
Quarters Ended March 31
(U.S. Dollars)
----------------------------------------------------------------------
                                                   2002           2001
----------------------------------------------------------------------
Sales                                                  $376,620       $351,447
Cost of Sales (Exclusive of Depreciation)               187,410        112,755
                                                       --------       --------
Gross Profit                                            189,210        238,692
                                                       --------       --------
Operating Expenses
  Wages                                                  31,755         24,781
  Bad Debt Expense                                         -410              0
  Administrative salaries and benefits                   25,014         13,164
  Advertising                                            15,328          1,520
  Professional fees                                      26,952          4,213
  Subcontracting                                          6,035          5,629
  Shipping                                                3,164          1,912
  Rent                                                   15,772          4,288
  Travel                                                  7,611          8,454
  Office                                                  4,892          1,590
  Telecommunications                                      2,257            553
  Commission                                                  0            178
  Utilities                                               2,340              0
  Entertainment                                             361              0
  Stock promotion and transfer agent fees                 3,820          5,471
  Insurance                                               1,227              0
  Miscellaneous                                           5,001          1,362
  Water$avr                                                   0              0
  Depreciation                                            4,188          2,684
                                                       --------       --------
                                                        155,309         75,799
                                                       --------       --------
Income Before Income Tax                                 33,901        162,893
Income Tax                                               12,882         61,889
                                                       --------       --------
Net Income                                              $21,019       $101,004
                                                       ========       ========
Earnings Per Share                                        $0.00          $0.01
                                                       ========       ========
Weighted Average Number of Shares                     9,397,816      9,212,247
                                                      =========      =========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Cash Flow                              (Unaudited)
Quarters Ended March 31
(U.S. Dollars)

---------------------------------------------------------------------------
                                                          2002        2000
---------------------------------------------------------------------------
Operating Activities
  Net income                                           $21,019    $100,994

  provided by (used in) operating activities
    Depreciation                                         4,188       2,684
  Changes in non-cash working capital
    Accounts receivable                               (369,186)   (266,740)
    Notes receivable                                     9,403     (25,000)
    Inventory                                           48,077     (26,474)
    Prepaid expenses & deposits                         27,916      (3,657)
    Income Tax Installments                            (27,544)          0
    Accounts payable & accrued liabilities             140,299       2,736
    Income tax payable                                  25,543      61,899
                                                      ---------   ---------
Cash provided (Used in) Operating Activities          (120,285)   (153,558)

Investing Activities
  Acquisitions and Equipment                           (12,355)    (10,030)

Financing Activities
  Funds received for share issues                       61,500           0

Income Taxes Paid                                      $27,544          $0

Effect of Exchange Rate Changes on Cash                 (9,986)      6,887
                                                      ---------   ---------
Inflow (Outflow) of Cash                               (53,582)   (156,701)
Cash, Beginning of Quarter                             190,457     192,280
                                                      ---------   ---------
Cash, End of Quarter                                  $136,875     $35,579
                                                      =========   =========

Flexible Solutions International Inc.
Notes to Consolidated Financials
For the Quarter Ended March 31, 2002

Note 1 Interim Reporting

While the information presented in the accompanying interim three months to March 31, 2002 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2001 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.