Form 10QSB
period 2002-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2002-08-14
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30th 2002


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from___________ to ____________

                      Commission file number ______________

                     FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                   -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               91-1922863
            ------                                               ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                 2614 Queenswood Dr. Victoria BC Canada V8N 1X5
              ---------------------------------------------------
                    (Address of principal executive offices)

                              ( 250 ) 477 - 9969
                             ---------------------
                         ( Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 11,449,416 shares as of Aug 1st 2002.

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

During the three months ended June 30th 2002, the Company experienced a net after tax income of $22,262 as compared to income of $145,885 for the three months ended June 30th 2001. A decrease of $75,108 is a result of expensing consultant options. Also, some decrease was due to reduced sales of our residential swimming pool product possibly as a result of poor weather in the Northeastern USA and Eastern Canada, our primary residential market area. As well, in this period the Company hired additional personnel, expanded Water$avr sales and marketing and increased expenditures for sales to the commercial pool market. The overall result was a net income of $22,262 for the second quarter of fiscal 2002 and a net income for the first six months of fiscal 2002 of $43,281.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and six month periods ended June 30th 2002, compared to the results of operations for the three month and six month periods ended June 30th 2001, and to changes in the Company's financial condition from December 31st 2001 to June 30th 2002.

THREE MONTHS ENDED June 30th 2002 and 2001

For the second quarter of the current fiscal year ending June 30th 2002, sales were $665,245 compared to $808,025 for the same quarter of the previous year. The decrease in sales were as a result of our distributors selling less into our primary residential markets in the Northeastern US and Eastern Canada probably due to cold weather early in the pool season and extremely hot weather later on. Both conditions would be expected to reduce demand for our Tropical Fish product.

Operating expenses were $232,257 for the second quarter, up from $112,890 for the second quarter of last year. This is as a result of increased costs related to factory expansion for swimming pool products and increased expenses for sales and marketing of our commercial pool and water conservation products. The largest increases were in the areas of stock option expenses ($75,108) wages ($54,199), rent ($13,664), administrative ($25,762) and stock promotion/transfer agent fees (21,869).

The net income for the quarter was $22,262 which represents a decrease over second quarter last year when the net income was $145,885. The decrease in income was a result of lower sales of Tropical Fish to our distributor, very likely as a result of poor weather in our primary residential markets. Stock option expenses reduced earnings by $75,108 in the quarter. As well, a proportion of the increased wage and administrative costs were associated with increased research, development and marketing of new products. The earnings per share (fully diluted) was $0.00 for the three months ended June 30th 2002 compared to $0.02 for the three months ended June 30th 2001.

SIX MONTHS ENDED June 30th 2002

Sales in the first six months ended June 30th 2002 were $1,041,865 compared to $1,159,472 for the six months ended June 30th 2000. As was the case for the three months ended June 30th 2002 the decrease in sales were a result of decreased sales to our residential pool product distributor and likely attributable to poor weather in primary markets.

Operating expenses for the Company were $387,566 for the six months ended June 30th 2002 up from $188,689 for the six months ended June 30th 2001. As well as the costs of expensing options, the increase in operating expenses are a result of increased salaries, wages, rent, stock promotion/transfer agent fees, research and development and expansion of sales and marketing for commercial pool products and water conservation products. In addition there were one time expenses associated with listing the Company's shares on the Frankfurt stock exchange in Germany.

The net income for the six months ended June 30th 2002 was $43,281 compared to a net income of $246,889 for the six months ended June 30th 2001. The decrease in income was due to the decrease in total sales for the six month period ended June 30th 2001 and increase in expenses related to new product research, development and marketing. As noted above, expensing of stock options significantly reduced earnings.

The earnings per share (fully diluted) was $0.00 for the six month period ended June 30th 2002 compared to $0.03 for the six month period ended June 30th 2001.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed it's cash flow requirements through retained earnings from sales. Cash provided by operating earnings and issue of common shares which occurred during the six months ended June 30th was $1,151,370. This resulted in a total cash and cash equivalent position of $1,647,707 at the end of the period.

As of June 30th 2002 the Company had working capital of $1,647,707 which represented an increase of $1,073,074 as compared to the working capital of June 30th 2001. The increase was a result of operating earnings from the six month period ending June 30th 2002 less the losses from third and fourth quarters 2001 plus the capital raised through the sale of common stock in the 6 month period ended June 30th 2002 .

The Company has no external sources of liquidity in the form of credit lines from banks.

Management believes that its available cash will be sufficient to fund the Company's working capital requirements through December 31st 2002. Management further believes that available cash will be sufficient to implement the Company's expansion plans. No investment banking agreements are in place and there is no guarantee that the Company will be able to raise capital in the future should that become necessary.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of June 30th 2002. However, the Company is exposed to interest rate risk.

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

                           Part II - OTHER INFORMATION

      Item 1.      Legal proceedings - None
      Item 2. Changes in Securities - 502,000 common shares were issued during the quarter. Four hundred thousand shares were sold from treasury in a private placement priced at $2.50 per share resulting in net proceeds of $950,000. 102,000 shares were issued for options exercised for net proceeds of $54,000. Total proceeds to the Company for shares issued in the quarter were $1,004,000.
      Item 3.      Default upon Senior Securities - None
      Item 4.      Submission of Matters to a Vote of Securities Holders - None
      Item 5.      Other Information - None
      Item 6.      Reports on Form 8-K - None



                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                                     (Registrant)

Dated: August 10 2002                 /s/ DAN O'BRIEN
       --------------                 ---------------------------------------
                                          Dan O'Brien, President and Director

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. on form 10-Q for the period ended June 30th 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ DAN O'BRIEN
---------------
Dan O'Brien
CEO, Aug 13th 2002

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. (the Company) on form 10-Q for the period ended June 30th 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(b) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


/s/ DAN O'BRIEN
---------------
Dan O'Brien
CFO, Aug 13th 2002

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets           (Unaudited)
As of June 30
(U.S. Dollars)
----------------------------------------------------------------------------
                                                          2002          2001
----------------------------------------------------------------------------
Assets
Current
  Cash                                                $374,064      $153,109
  Accounts receivable                                  250,287       540,844
  In Trust                                              22,756        25,000
  Short Term Loans                                      23,097             0
  Inventory                                            128,050        86,836
  Income Tax Installments                               57,157        42,745
  Prepaid expenses                                      14,148          3459
----------------------------------------------------------------------------
Total Current Assets                                   869,560       851,993
Investments                                            913,307
Property and Equipment                                  76,213        66,289
----------------------------------------------------------------------------
Total Assets                                        $1,859,080      $918,282
----------------------------------------------------------------------------


Liabilities
Current
  Accounts payable                                      16,377        64,419
  Accrued liabilities                                   49,917        61,628
  Income tax payable                                    42,095       151,313
----------------------------------------------------------------------------
Total Current Liabilities                              108,389       277,360
----------------------------------------------------------------------------
Stockholders' Equity
Capital Stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
 1,000,000 Preferred shares with a par value of $0.01 each
Issued
 10,025,816 & 9,233,816 Common shares                   10,026         9,233
Capital in Excess of Par Value                       1,704,568       164,378
Other Comprehensive Income (Loss)                      (17,196)        5,106
Retained Earnings                                       53,293       462,205
----------------------------------------------------------------------------
                                                     1,750,691       640,922
----------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity          $1,859,080      $918,282

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Operations      (Unaudited)
Quarters Ended June 30
(U.S. Dollars)
----------------------------------------------------------------------------
                                                          2002          2001
----------------------------------------------------------------------------
Sales                                                 $665,245      $808,025
Cost of Sales (Exclusive of Depreciation)              351,048       459,836
----------------------------------------------------------------------------
Gross Profit                                           314,197       348,189
----------------------------------------------------------------------------
Operating Expenses
  Wages                                                 75,449        47,564
  Bad Debt Expense                                          64             0
  Administrative salaries and benefits                  47,012        18,638
  Advertising                                            3,054         1,308
  Professional fees                                      2,545        15,797
  Subcontracting                                         9,642         4,987
  Shipping                                               2,434         3,850
  Rent                                                  13,664         6,683
  Travel                                                 2,725         1,414
  Office                                                 2,672         2,209
  Telecommunications                                     2,677         2,193
  Commission                                                 0           266
  Utilities                                              1,950             0
  Entertainment                                            829             0
  Stock promotion and transfer agent fees               54,477         2,737
  Insurance                                              1,061             0
  Miscellaneous                                          7,402         1,706
  Water$avr                                                175           654
  Depreciation                                           4,425         2,884
----------------------------------------------------------------------------
                                                       232,257       112,890
----------------------------------------------------------------------------
Income Before Income Tax                                81,940       235,299
Income Tax                                              59,678        89,414
----------------------------------------------------------------------------
Net Income                                             $22,262      $145,885
----------------------------------------------------------------------------
Earnings Per Share                                       $0.00         $0.02
----------------------------------------------------------------------------
Weighted Average Number of Shares                    9,893,728     9,232,966
----------------------------------------------------------------------------
FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Operations     (Unaudited)
Six Months Ended June 30
(U.S. Dollars)
----------------------------------------------------------------------------
                                                          2002          2001
----------------------------------------------------------------------------
Sales                                               $1,041,865    $1,159,472
Cost of Sales (Exclusive of Depreciation)              538,458       575,591
----------------------------------------------------------------------------
Gross Profit                                           503,407       583,881
----------------------------------------------------------------------------
Operating Expenses
  Wages                                                107,204        72,345
  Bad Debt Expense                                        -346             0
  Administrative salaries and benefits                  72,026        31,802
  Advertising                                           18,382         2,828
  Professional fees                                     29,497        20,010
  Subcontracting                                        15,677        10,616
  Shipping                                               5,598         5,762
  Rent                                                  29,437        10,971
  Travel                                                10,336         9,868
  Office                                                 7,564         3,799
  Telecommunications                                     4,934         2,746
  Commission                                                 0           444
  Utilities                                              4,290             0
  Entertainment                                          1,190             0
  Stock promotion and transfer agent fees               58,297         8,208
  Insurance                                              2,288             0
  Miscellaneous                                         12,403         3,068
  Water$avr                                                175           654
  Depreciation                                           8,613         5,568
----------------------------------------------------------------------------
                                                       387,566       188,689
----------------------------------------------------------------------------
Income Before Income Tax                               115,841       395,192
Income Tax                                              72,560       150,173
----------------------------------------------------------------------------
Net Income                                             $43,281      $245,019
----------------------------------------------------------------------------
Earnings Per Share                                       $0.00         $0.03
----------------------------------------------------------------------------
Weighted Average Number of Shares                    9,645,601     9,229,797

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statement of Cash Flow        (Unaudited)
Quarters Ended June 30
(U.S. Dollars)

----------------------------------------------------------------------------
                                                          2002          2001
----------------------------------------------------------------------------
Operating Activities
  Net income                                    $22,262        $145,885

  provided by (used in) operating activities
    Depreciation                                  4,425           2,884
  Changes in non-cash working capital
    Accounts receivable                         165,272        (129,721)
    Notes receivable                               (277)              0
    Inventory                                     5,571          33,151
    Prepaid expenses & deposits                  (5,529)           (965)
    Short Term Loans                            (13,482)              0
    Income Tax Installments                     (29,704)        (42,745)
    Accounts payable & accrued liabilities      (91,696)        110,889
    Income tax payable                           50,584          (1,184)
------------------------------------------------------------------------
Cash provided (Used in) Operating Activities    107,427         118,194

Investing Activities
  Acquisitions and Equipment                          0          (8,763)
  Investments (US Treasury Bills)              (913,307)              0

Financing Activities
  Funds received for share issues             1,080,108               0

Income Taxes Paid                              -$29,704        -$42,745

Effect of Exchange Rate Changes on Cash          (9,495)          8,099
------------------------------------------------------------------------
Inflow (Outflow) of Cash                        264,733         117,530
Cash, Beginning of Quarter                      109,331          35,579
------------------------------------------------------------------------
Cash, End of Quarter                           $374,064        $153,109
------------------------------------------------------------------------

Flexible Solutions International Inc.
Notes to Consolidated Financials
For the Quarter Ended June 30, 2002

Note 1 Interim Reporting

While the information presented in the accompanying interim six months to June 30, 2002 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2001 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.


Note 2 FASB 123

If FASB 123 was used, Wages and Administrative Benefits would have an additional $127,975 expensed for first quarter and $141,964 expensed for second quarter.