Form 10QSB
period 2002-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2002-11-14
CIK 1069394

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
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                  91-1922863
            ------                                  ----------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)

                   2614 Queenswood Dr. Victoria BC Canada V8N 1X5
                ----------------------------------------------------
                    (Address of principal executive offices)


                               ( 250 ) 477 - 9969
                             ----------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 11,568,416 shares as of Sept. 30th 2002.

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

During the three months ended Sept 30th 2002 the Company recorded two significant events. On July 25th the Company closed a private placement of 1,428,600 shares at price of $3.50 per share for gross proceeds of $5,000,100.00 and net proceeds of $4,800,100.00. As a result of this financing and exercise of options during the period, a net total of $5,880,610.00 in cash was provided by financing activities.

On Sept 1st 2002, the Company signed a distribution agreement with Ondeo Nalco Company of Naperville IL. The agreement assigns Ondeo Nalco exclusive sales rights for Flexible Solutions' new product Water$avr in the North American municipal market and in the world mining markets ex India and Pakistan. The term of the agreement is 5 years, and provides for sales totaling 25 million dollars over the term of the agreement. A further provision in the distribution agreement granted one million options at $4.25 and one million options at $5.50 to Ondeo Nalco. These options have been recorded as consultant expenses in the quarter at a cost of $2,704,000.00. If the options are exercised, the Company will receive $9,750,000 in cash to our treasury as the exercise price. The non-cash expense related to these options account for all but $.01 of the loss recorded in the quarter and non-cash expenses represent all of the losses recorded in the 9 months ended Sept 30th 2002.

For the three months ended Sept. 30th 2002, the Company experienced a net after tax loss of $2,806,010 (see option expensing discussion above) as compared to a net after tax loss of $28,560 for the three months ended Sept. 30th 2001. As in the quarter ending Sept. 30th 2001, the end of the Northeastern USA pool season reduces demand for our products in the usual cyclical manner. This year the sales season in the US Northeast and Eastern Canada was severely affected by unseasonably cold weather leading to a late start followed by extremely hot weather requiring less of our products and resulting in very low production requirements in 3rd quarter and revenue of $55,257 compared to $148,177 in the year earlier quarter. In addition, the Company increased expenditures in the areas of WATER$AVR sales and marketing and production equipment development. Finally, the Company did better at producing the correct amount of product in Q-1 and Q-2 2002 as a percentage of annual sales and therefore did not have to carry high production rates as far into Q-3 2002 as was the case in Q-3 2001 and our swimming pool product distributor is carrying a much lower quantity of inventory as of Sept 30 2002 compared to Sept 30 2003.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, and the Company's 10K-SB for the years ended Dec. 31st 2000 and 2001 on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and nine month periods ended Sept. 30th 2002, compared to the results of operations for the three month and nine month periods ended Sept. 30th 2001, and to changes in the Company's financial condition from December 31st 2001 to Sept. 30th 2002.

THREE MONTHS ENDED Sept. 30th 2002 and 2001

For the third quarter of the current fiscal year ending Sept. 30th 2002, sales were $55,257 compared to $148,177 for the same quarter of the previous year. The decrease in sales was caused by poor weather in the beginning of the Northeast pool season followed by extremely hot weather both of which reduced the need for our products.

Operating expenses were $2,865,049 for the third quarter, up from $101,552 for the third quarter of last year. This is as a result of a non-cash expense ($2,704,000) to account for options granted to Ondeo Nalco Company, increased spending on sales and marketing for Water$avr and development of advanced production machinery . The largest real increases were in the areas of office and factory rent (33,686) and professional fees ($37,478). The net loss for the quarter was $2,806,010 a huge increase from third quarter last year when the net loss was $28,560. The increased loss was almost all related to non-cash option expenses as the cash flow statement shows only $61,399 in cash consumed by operations. Cost of sales increased to 99% from 48% as a result of lower sales without concurrent reduction in costs.

The earnings per share was ($0.25) for the three months ended Sept. 30th 2002 compared to $0.00 for the three months ended Sept. 30th 2001.

NINE MONTHS ENDED Sept. 30th 2002 and 2001

Sales in the nine months ended Sept. 30th 2002 were $1,089,164 compared to $1,307,649 for the nine months ended Sept. 30th 2001. The reduction was a result of the poor season in the Northeast of the US and Eastern Canada.

Operating expenses for the Company were $3,381,707 for the nine months ended Sept. 30th 2002 up from $290,105 for the nine months ended Sept. 30th 2001. The increase in operating expenses were as a result of increases in sales and marketing costs for Water$avr and more than $3 million in non-cash expenses to account for option grants.

The net income for the nine months ended Sept. 30th 2002 was ($2,871,363) compared to a net income of $232,249 for the nine months ended Sept. 30th 2001. The decrease in income was due to the decrease in sales compared to the year earlier period and the non-cash accounting entry to expense options.

The earnings per share was ($0.27) for the nine month period ended Sept. 30th 2002 compared to ($0.03) for the nine month period ended Sept. 30th 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company sold 400,000 shares at a price of $2.50 per share in the second quarter for net proceeds of $.95 million and 1,428,600 shares at $3.50 per share for net proceeds of $4.8 million in the 3rd quarter. This in addition to other paid up capital resulted in cash on hand of $5,939,446.

As of Sept. 30th 2002 the Company had working capital of $6,279,429 which represented an increase of $5,782,868 as compared to the working capital of Dec 31st 2001. The increase was a result of the financings concluded during the 9 months ended Sept 30th 2002.

The Company has no external sources of liquidity in the form of credit lines from banks. Management believes that its available cash will be sufficient to fund the Company's working capital requirements through December 31st 2003. Management further believes that available cash will be sufficient to implement the Company's expansion plans. No investment banking agreements are in place and there is no guarantee that the Company will be able to raise capital in the future should that become necessary.


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


                           Part II - OTHER INFORMATION

         Item 1.  Legal proceedings - None
         Item 2.  Changes in Securities - 1,428,600 restricted
                     shares were issued at $3.50 per share for gross proceeds of $5,000,100 and net proceeds of $4,800,100.
                     114,000 shares were issued for options
                     exercised during the quarter. Proceeds To the Company were $33,500.
                     1 million options at a strike price of $4.25 and a term of 5 years were issued to a consultant.
                     1 million options at a strike price of $5.50 and a term of 5 years were issued to a consultant.
         Item 3.  Default upon Senior Securities - None
         Item 4.  Submission of Matters to a Vote of Securities Holders - None

         Item 5.  Other Information - None
         Item 6.(a)  Exhibit 27 - Financial Data Schedule
         Item 6.(b)  Reports on Form 8-K
                     July 25th 2002
                     Oct 2nd 2002
         Item 14. Controls and procedures
                     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

                     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                           (Registrant)

Dated: November 10th 2002                /s/ DAN O'BRIEN
       ------------------                ---------------------------------------
                                             Dan O'Brien, President and Director

I, Dan O'Brien, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Flexible Solutions International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 10th 2002

/s/ DAN O'BRIEN
----------------------------
   Dan O'Brien, CEO and CFO

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. on form 10-Q for the period ended Sept 30th 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ DAN O'BRIEN
-------------------
Dan O'Brien,
CEO, Nov 8th 2002

                           CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. (the Company) on form 10-Q for the period ended Sept 30th 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(b) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


/s/ DAN O'BRIEN
---------------
Dan O'Brien
CFO, Nov 8th 2002

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                              September 30,        December 31,
                                                                                   2002                2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash and cash equivalents                                                          $5,969,446            $190,457
  Accounts receivable                                                                    75,419              46,374
  Income tax receivable                                                                  72,298                   0
  Loan receivable                                                                         9,585               9,516
  Note receivable                                                                             0               9,225
  Inventory                                                                             163,193             181,698
  Prepaid expenses                                                                       19,488              59,291
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  6,309,429             496,561
PROPERTY AND EQUIPMENT                                                                  111,717              72,753
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $6,421,146            $569,314
--------------------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
  Accounts payable                                                                      $31,606             $20,592
  Income tax payable                                                                          0              18,108
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                31,606              38,700
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000   Common shares with a par value of $0.001 each
   1,000,000   Preferred shares with a par value of $0.01 each
Issued and Outstanding
  11,568,416 and 9,272,816 Common shares                                                 11,568               9,272
CAPITAL IN EXCESS OF PAR VALUE                                                        9,306,775             563,713
SHARE SUBSCRIPTION RECEIVABLE                                                           (19,990)                  0
OTHER COMPREHENSIVE LOSS                                                                (18,921)            (23,842)
ACCUMULATED DEFICIENCY                                                               (2,889,892)            (18,529)
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                            6,389,540             530,614
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $6,421,146            $569,314
--------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended September 30,          Nine Months Ended September 30,
                                              2002                 2001                 2002                2001
--------------------------------------------------------------------------------------------------------------------

SALES                                       $55,257             $148,177           $1,089,164          $1,307,649
COST OF SALES
 (Exclusive of depreciation)                 54,782               67,358              594,041             642,949
--------------------------------------------------------------------------------------------------------------------

Gross Profit                                    475               80,819              495,123             664,700
--------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Consulting (note 2)                     2,704,000                    0            2,736,608                   0
  Wages                                      28,880               33,820              248,933             106,165
  Professional fees                          37,478               17,131               67,283              37,141
  Office                                     16,898                5,089               60,943              15,438
  Rent                                       16,788                5,624               46,356              16,595
  Stock promotion and
   transfer agent fee                        15,510               (6,406)              41,156               1,802
  Travel                                     13,608                8,900               24,023              18,768
  Subcontracting                              7,958               11,330               23,667              21,946
  Administrative salaries
   and benefits                               5,202               18,802               77,228              50,605
  Currency exchange                           4,797                    0               20,205                   0
  Shipping                                    3,462                1,846                9,087               7,471
  Telephone                                   2,124                1,322                7,074               4,068
  Utilities                                   1,953                    0                4,159                   0
  Bad debt expense                                1                    0                 (350)                  0
  Commission                                      0                  694                    0               1,138
  Depreciation                                6,390                3,400               15,335               8,968
--------------------------------------------------------------------------------------------------------------------

                                          2,865,049              101,552            3,381,707             290,105
--------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Other
  Item and Income Tax                    (2,864,574)             (20,733)          (2,886,584)            374,595
Interest Income                              15,221                    0               15,221                   0
--------------------------------------------------------------------------------------------------------------------

Income (Loss) Before
  Income Tax                             (2,849,353)             (20,733)          (2,871,363)            374,595
Income Tax (Recovery)                       (43,343)               7,827                    0             142,346
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                       $(2,806,010)            $(28,560)         $(2,871,363)           $232,249
--------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share                 $ (0.25)             $ (0.00)             $ (0.27)            $ (0.03)
--------------------------------------------------------------------------------------------------------------------

Weighted Average Number of               11,448,128            9,233,816           10,555,256           9,232,705
Shares
--------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Stockholders' Equity
Periods Ended September 30
(U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------
                                                      Capital in     Share      Accumulated    Other           Total
                                  Shares      Par     Excess of   Subscription   Earnings    Comprehensive  Stockholders'
                                              Value   Par Value    Receivable  (Deficiency)  Income (Loss)     Equity
------------------------------- ----------- -------- ------------ ------------ ------------- -------------- --------------

BALANCE, DECEMBER 31, 1998       9,131,316   $9,131     $163,653            0      $(26,393)         $(376)      $146,015
  Translation adjustment                 0        0            0            0             0          7,053          7,053
  Net income                             0        0            0            0       102,848              0        102,848
------------------------------- ----------- -------- ------------ ------------ ------------- -------------- --------------

BALANCE, DECEMBER 31, 1999       9,131,316    9,131      163,653            0        76,455          6,677        255,916
  Translation adjustment                 0        0            0            0             0         (8,516)        (8,516)
  Net income                             0        0            0            0       138,971              0        138,971
------------------------------- ----------- -------- ------------ ------------ ------------- -------------- --------------

BALANCE, DECEMBER 31, 2000       9,131,316    9,131      163,653            0       215,426         (1,839)       386,371
SHARES ISSUED FOR
  Cash (October and December         9,500        9        4,116            0             0              0          4,125
  Services (January, July
    and November)                  132,000      132      139,868            0             0              0        140,000
  Stock option compensation              0        0      256,076            0             0              0        256,076
  Translation adjustment                 0        0            0            0             0        (22,003)       (22,003)
  Net loss                               0        0            0            0      (233,955)             0       (233,955)
------------------------------- ----------- -------- ------------ ------------ ------------- -------------- --------------

BALANCE, DECEMBER 31, 2001       9,272,816    9,272      563,713            0       (18,529)       (23,842)       530,614
  Issued for cash
    Private placement            2,151,600    2,152    6,064,948            0             0              0      6,067,100
    Exercise of stock options      114,000      114       33,386            0             0              0         33,500
  Services                          30,000       30       44,370            0             0              0         44,400
  Share issue costs                      0        0     (200,000)           0             0              0       (200,000)
  Share subscription                     0        0            0      (33,000)            0              0        (33,000)
  Payment of subscriptions
   receivable                            0        0            0       13,010             0              0         13,010
  Stock option compensation              0        0    2,800,358            0             0              0      2,800,358
  Translation adjustment                 0        0            0            0             0          4,921          4,921
  Net loss, period ended
   September 30, 2002                    0        0            0            0    (2,871,363)              0    (2,871,363)
------------------------------- ----------- -------- ------------ ------------ ------------- -------------- --------------

Balance, September 30, 2002     11,568,416  $11,568   $9,306,775     $(19,990)  $(2,889,892)      $(18,921)    $6,389,540
------------------------------- ----------- -------- ------------ ------------ ------------- -------------- --------------

                See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended September 30,
                                                                                         2002                  2001
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                                $(2,871,363)            $232,249
  Adjustments to reconcile net income (loss)
    to net cash, provided by operating activities
      Stock option compensation                                                      2,800,358                    0
      Non-cash services                                                                 44,400                    0
      Depreciation                                                                      15,335                8,968
  Changes in Non-Cash Working Capital
    Accounts receivable                                                                (29,045)              80,424
    Inventory                                                                           18,505              (99,939)
    Prepaid expenses                                                                    39,803               (3,615)
    Accounts payable                                                                    11,014               27,774
    Income tax receivable                                                              (90,406)             (11,357)
--------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (61,399)             234,504
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                                (54,299)             (28,448)
  Note receivable                                                                        9,225              (31,359)
  Loan receivable                                                                          (69)                   0
--------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                                      (45,143)             (59,807)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             5,867,600                    0
  Subscriptions received                                                                13,010                    0
--------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                5,880,610                    0
--------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  4,921               (6,722)
--------------------------------------------------------------------------------------------------------------------

INFLOW OF CASH                                                                       5,778,989              167,975
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         190,457              192,280
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $5,969,446             $360,255
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Issue of common stock
    For service                                                                        $44,400             $140,000
--------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Periods Ended September 30
(U.S. Dollars)

1. BASIS OF PRESENTATION

   These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's September 30, 2002 Form 10-KSB.

   In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2002 and December 31, 2001 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. STOCKHOLDERS' EQUITY

(a) During the period, pursuant to the 2002 plan, the Company granted a total of 2,000,000 fully vested stock to consultants of the Company at an exercise price of $4.25 per share as to 1,000,000 shares and $5.50 per share as to an additional 1,000,000 shares which will expire September 1, 2007. These options have been recognized applying FASB 123 using the Black-Scholes option pricing model which resulted in additional consulting expense of $2,704,000 for the three months ended September 30, 2002.

(b) The following table summarizes the Company's stock option activity for the period:

---------------------------------------------------------------------------------------------------
                                                                2002
---------------------------------------------------------------------------------------------------
                                                                                        Weighted
                                                                   Exercise             Average
                                             Number                  Price              Exercise
                                            of Shares              Per Share             Price
---------------------------------------------------------------------------------------------------

Balance, June 30, 2002                          1,640,800            $ 0.25 to $ 3.70       $ 3.14
Granted during the period                       1,000,000                       $4.25         4.25
Granted during the period                       1,000,000                       $5.50         5.50
Exercised                                        (114,000)           $ 0.25 to $ 0.30        (0.29)
---------------------------------------------------------------------------------------------------

Balance, September 30, 2002                     3,526,800            $ 0.25 to $ 5.50       $ 4.22
---------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Notes to Consolidated Financial Statements
Periods Ended September 30
(U.S. Dollars)



2. STOCKHOLDERS' EQUITY (Continued)

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $21,250 was recognized as wages expense for the three months ended September 30, 2002. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts for the three months ended September 30, 2002 would have been as follows:

   ------------------------------------------------------ --------------------

   Net loss, as reported                                         $(2,871,363)
   Net loss, pro-forma                                          $ (3,047,318)
   Net loss per share, as reported                                   $ (0.27)
   Net loss per share, pro-forma                                     $ (0.29)
   ------------------------------------------------------ --------------------

The fair value of each option grant is calculated using the following weighted average assumption:

   ------------------------------------------------------ --------------------

   Expected life (years)                                             5 years
   Interest rate                                                           3%
   Volatility                                                           72.3%
   Dividend yield                                                          0
   ------------------------------------------------------ --------------------

(c) During the period, the Company issued common stock as follows:

   ------------------------------------------------------ --------------------
                                              Number
                                             of Shares                Total
   ------------------------------------------------------ --------------------

   Private placement                          1,428,600           $5,000,100
   Exercise of stock options                    114,000               33,500
   ------------------------------------------------------ --------------------

   During the quarter ended September 30, 2002, the Companies completed a private placement whereby 1,428,600 shares of common stock were issued at a price of $3.50 per share to independent third parties.

(d) Share subscription receivable represents amount due from stock purchased on exercise of options on June 30, 2002.






                See notes to consolidated financial statements.