Form 10KSB
period 2002-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2003-03-24
CIK 1069394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-29649

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)

                NEVADA                                     91-1922863
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               2614 QUEENSWOOD DR.
                                 VICTORIA, B.C.
                                 V8N 1X5, CANADA
                    (Address of principal executive offices)

                                  250-477-9969
                           (Issuers telephone number)

 Securities registered pursuant to Section 12 (b) of the Act:      None

 Securities registered pursuant to Section 12 (g) of the Act:      Common Stock

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

           Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB (X )

      Issuer's revenues for its most recent fiscal year $1,112,192

      The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 2, 2003 was approximately $26,083,000 based on the closing price for shares of the Company's common stock on the American Stock Exchange for that date.

           On March 17, 2003, approximately 11,621,919 shares of the Company's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

      No documents are incorporated by reference.

      Transitional Small Business Disclosure Format (check one):
       Yes ( ) No (X)

ITEM  1.  BUSINESS

Flexible Solutions International, Inc. was incorporated in the State of Nevada in May 1998. It acquired all of the outstanding shares of Flexible Solutions, Ltd., a British Columbia corporation, in June 1998 in exchange for 7,000,000 shares of common stock, which represented all of the issued and outstanding shares of Flexible Solutions International at the conclusion of such acquisition. Flexible Solutions International had no other business and was incorporated in order to acquire Flexible Solutions, Ltd. Flexible Solutions, Ltd. was organized in 1991 to develop and market a swimming pool chemical product designed to reduce heat loss.

We completed the development of our HEAT$AVR product and introduced it into the commercial marketplace in 1998, achieving sales of $84,252 that year. Since that time we have been expanding our distribution network and working to complete the development of our WATER$AVR product.

In  2002  we  established   WATER$AVR  Global   Solutions,   Inc.,  an  Illinois
corporation, as a wholly owned subsidiary to concentrate on marketing of WATER$AVR.

Flexible develops, manufactures and markets specialty chemicals which slow down the evaporation of water. Our initial product, Heat$avr, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Our newest product, Water$avr, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. We also make and sell dispensers which automate the deployment of our chemical products.

OUR HEAT$AVR PRODUCT

The primary product of Flexible is HEAT$AVR which represents substantially all of our sales. HEAT$AVR is a chemical product for use in swimming pools and spas that forms a thin, invisible layer on the surface of water which reduces the amount of water evaporation and heat loss from the pool. The product is marketed as a cost effective and convenient way to save on the cost of energy required to heat pools and spas. Approximately 70% of the energy lost from a swimming pool occurs through evaporation.

HEAT$AVR is a mixture of chemicals which are lighter than water. The solution floats to the surface when introduced into a pool or spa to form a very thin layer on the surface of the water which slows down evaporation of water from the surface of the pool. The product is not visible on the pool surface and it cannot be seen, felt or tasted by swimmers. After a swimmer stops disturbing the pool water, the product reforms to a complete layer on the pool surface.

We market HEAT$AVR to the residential market primarily in the form of our "Tropical Fish" dispenser. Each Tropical Fish dispenser is made of molded plastic in the form of a ten inch long colorful Tropical Fish that is filled with enough HEAT$AVR solution to cover the surface of a

400 square foot swimming pool for about one month. The Tropical Fish is deployed by snipping the fin and tossing the fish into the pool where it submerges to the bottom of the pool. Water pressure causes the HEAT$AVR liquid inside to escape into the water where it rises to the surface and forms an invisible layer on the surface of the water. The empty dispenser can remain on the bottom of the pool for decoration and use as a pool toy or be removed. The Tropical Fish product has a suggested retail price of $9.95 in the United States.

BENEFITS OF HEAT$AVR USE IN OUTDOOR POOLS

In outdoor swimming pools HEAT$AVR provides savings on pool heating costs and provides convenience of use when compared to pool blankets.

Pool personnel often find it inconvenient to use conventional pool blankets correctly and consistently. Pool blankets are plastic covers which are cut to the size and shape of the surface of the pool or spa. They float on the surface and perform the same purpose as HEAT$AVR of reducing energy cost by inhibiting evaporation. Of course the blanket must be removed and stored prior to swimmers entering the pool and provide no energy savings when not in the pool. HEAT$AVR eliminates the necessity of installing, removing and storing the blanket and works 24 hours a day. We believe that the ease of use provided by HEAT$AVR results in more consistent usage.

BENEFITS OF HEAT$AVR USE IN INDOOR POOLS

Use of HEAT$AVR in indoor pools results in even greater energy savings. Indoor pool locations use energy not only to heat the pool water but to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure atmosphere less energy is required to maintain a pool at the desired temperature, there is a reduced load on the air--conditioning system because less is heat transferred from the pool water to the surrounding air and less water vapor will have to be removed from the air to maintain the required comfort level. Air--conditioned indoor pools are very high users of energy because swimmers and loungers have differing temperature expectations which require both water heat, generally by gas, and electric air cooling to keep both groups happy in the same room.

MARKET FOR HEAT$AVR

We market our HEAT$AVR product to both the residential market made up of individual homeowners with pools and spas and the commercial market consisting of operators of commercial swimming pools such as those located in hotels, motels, schools, and municipal and private recreational facilities.

Pool and Spa Marketing Magazine has published the following estimates concerning the swimming pool market and their 2002 reference and directory:

2000 U.S in--ground pool sales-- 170,700

2000 U.S. above--ground pool sales-- 345,000

Existing pools in U.S.-- 4,210,000

Existing above--ground pools in U.S.-- 3,219,000

2000 sales for new pools in U.S.-- $3,950,000,000

1999 residential pool sales in Europe-- 95,740 pools

We have received reports from some of our commercial customers documenting energy savings of $2,400 to $6,000 per year. We also make and sell programmable dispenser for automatically dispensing HEAT$AVR into a pool. The dispenser has a reservoir holding a one week supply of HEAT$AVR. The unit is programmed to inject the appropriate amount of the product into the pool at the rate of 1 oz. per 400 square feet of pool surface per day.

MARKETING AND SALES

The HEAT$AVR and Tropical Fish products are sold in Canada and the United States by Flexible's exclusive distributor, Sun Solar Energy Technologies, and in Australia by Hydro--Flexible Solutions PTY. Flexible also sells HEAT$AVR directly into the United States to both wholesale and retail accounts. We have about 155 active customers. However, in the nine months ended September 30, 2002 Sun Solar Energy Technologies represented 94.7% of our total sales.

OUR AGREEMENT WITH SUN SOLAR ENERGY TECHNOLOGIES

We have a written agreement with Sun Solar Energy Technologies, our exclusive distributor for our Tropical Fish product in the U.S. and Canada. This customer represented 95% of our total sales in 2002. In February 1998 we entered into an exclusive distributorship with Sun Solar Technologies for our Tropical Fish product. The agreement gives Sun Solar exclusive right to distribute our Tropical Fish product in the United States and Canada. In order to maintain the exclusivity of such distribution, Sun Solar must order and pay for at least 720,000 units in the year ending February 28, 2003. Such exclusive agreement terminates on February 29, 2004. We have agreed to give Sun Solar a right of first refusal in the event we propose to sell our Flexible Solutions Ltd. subsidiary. If such subsidiary is sold we must require the purchaser to fulfill the exclusive distribution contract with Sun Solar and Sun Solar can veto the proposed sale to an entity which it reasonably believes may have an intent to discontinue manufacture of our Tropical Fish product. The agreement also provides that Sun Solar will sell its veto for a reasonable premium arrived at by mutually agreed upon by a mediator. The agreement also provides that Flexible has a right of first refusal if Sun Solar proposes to sell its exclusive distributorship. If such distributorship is sold Sun Solar's sales performance minimums are required to be binding on the new owner. The agreement also provides that if such exclusive distribution rights are sold by Sun Solar, the buyer must advance to Flexible $1.00 US for each Tropical Fish which must be bought in the year of sale to maintain the distribution agreement exclusivity, which payment will be credited to future orders of Tropical Fish at the rate of $1.00 US per fish as the orders are made. We have also agreed to offer distribution rights on new swimming pool products to Sun Solar in the US and Canada if it is up-to-date on its sales performance requirements. Flexible is satisfied with the performance of Sun Solar as exclusive distributor of Tropical Fish and believes our relationship with Sun Solar is satisfactory. There can be no assurance that our exclusive distributorship with Sun Solar will be renewed past its current expiration on February 29, 2004. We grant Sun Solar 45 days to pay for product ordered after shipment.

We also have nonexclusive distributors in Canada and the United States for HEAT$AVR not packaged in our Tropical Fish dispenser and exclusive distributors in Australia, Korea and Great Britain. We support our distributors and seek additional market opportunities by attending the major pool industry trade shows in the United States yearly. We advertise in trade magazines and directly to buyer associations. We maintain an Internet presence with a website containing information about our products. We also write and publish a newsletter to 5,000 customers and potential customers twice a year.

OUR WATER$AVR PRODUCT

We introduced our WATER$AVR product in June 2002. This product utilizes our core technology to reduce water evaporation. It is marketed as a water conservation product for use where water is standing or gently flowing and the need for water conservation can justify the cost of purchase and deployment of the product. We believe that our WATER$AVR product may find a market for use in

       Reservoirs, Potable water storage, Aqueducts and canals, Agricultural irrigation, Flood water crops, Lawn and turf care, Potted and bedding plants, Stock watering ponds, Mining

WATER$AVR is sold in granulated form. It can be provided in shaker containers holding 3/4 pound or in 44 pound weatherproof bags. We also offer a dispenser for WATER$AVR to automate deployment of the product. The product can be applied in various ways from hand dispersal to fully automated scheduled metering.

CURRENT STATUS OF OUR WATER$AVR PRODUCT

We anticipate our initial market for WATER$AVR will be in India and China. We have provided quantities of the product for testing in these countries and if successful anticipate that substantial orders may be received. The product will also be marketed in both developed and lesser developed countries to address water conservation concerns. We are seeking to establish strategic relationships with companies in the water processing industry who have marketing and manufacturing operations in countries with water conservation concerns. We have a full time employee dedicated to establishing sales channels throughout the world for WATER$AVR.

In September, 2002 we granted Ondeo Nalco Company, a subsidiary of Suez, of Naperville, Illinois exclusive and non-exclusive distribution rights as follows:

      Exclusive Market                         Countries
      ----------------                         ---------
      Market                                  Canada and USA
      Municipal                               All, except India, Pakistan,
      Mineral and Mining                      Bangladesh, Sri Lanka, Nepal,
                                              Bhutan, Mauritania, Malaysia and
                                              Singapore.

      Non-Exclusive Market                    Countries
      --------------------                    ---------
      All except agriculture                  All, except India, Pakistan,
      and large retail                        Bangladesh, Sri Lanka, Nepal,
                                              Bhutan, Mauritania, Malaysia and
                                              Singapore.

We have also granted Ondeo Nalco an option to purchase 1,000,000 shares of our common stock at $4.25 per share and they will receive additional options to purchase 1,000,000 shares at $5.50 per share by meeting certain sales targets. The distributor is not required to purchase any quantity of WATER$AVR and there can be no assurance that we will achieve substantial sales of WATER$AVR to this distributor. The exclusive markets convert to non-exclusive if the distributor does not meet certain thresholds of sales.

COMPETITION

We are not aware of any chemical evaporation reduction products on the market or under development which compete with our HEAT$AVR product. HEAT$AVR does compete against plastic pool blanket products. We compete against pool blankets on the basis of convenience of use of HEAT$AVR versus the inconvenience of deploying and storing pool blankets. Pool owners and operators may also decide that no evaporation control product is needed for their pools. We are aware of one chemical product manufactured by Aegis Chemical Industries Ltd. of India which competes with our WATER$AVR product. We believe WATER$AVR is a superior product for the following reasons:

o Easier Application. WATER$AVER may be deployed directly to the water surface by hand. The Aegis product requires premixing to dilute it to usable strength.

o Cost. In order to achieve comparable water savings levels, the Aegis product would cost more than the WATER$AVER product.

Specialty chemicals are a highly competitive industry with many huge multi-national firms with large research and development operations. There are a number of firms which develop and market chemical products for the pool and spa industry. Therefore, we can expect competition to arise at any time.

Water conservation is an important priority throughout the world and numerous researchers in industry and academia are seeking to develop solutions which may compete with or be superior to our products. Climate changes which relieve water shortage conditions or a technological breakthrough in water desalination could reduce the need for water conservation products.

MANUFACTURING

Our HEAT$AVR products and dispensers are made from chemicals, plastic and other materials and parts which are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for our products and we do not have any long term supply contracts for any such items. We manufacture our products in an 11,000 square foot plant in Calgary, Alberta, Canada.

We have agreed to purchase all our requirements for WATER$AVER from Ondeo Nalco Company under a five year agreement effective April 2002, but are not required to purchase any minimum quantity of such product.

GOVERNMENTAL REGULATIONS

Chemical products for use in swimming pools are covered by a variety of governmental regulations in the countries where we sell our products. Such regulations cover such matters as packaging, labeling and product safety. We believe our products are in compliance with such regulations. Our WATER$AVR product will be subject to additional regulation in some countries particularly for agricultural and drinking water uses. We will address these issues on a country--by--country basis. We do not anticipate that governmental regulations will be an impediment to marketing WATER$AVR because the major ingredient has been used in agriculture for many years. We will require approval to sell WATER$AVR in the United States for agricultural or drinking water users. We have not yet applied for any such approvals in the U.S.

PROPRIETARY RIGHTS

Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold two U.S. patent and are seeking to extend these patents to certain other countries. We also have seven patent applications pending. There can be no assurance that our pending patent applications will be granted on that any issued patent will be upheld as valid or prevent the development of competitive products which may be equivalent or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

EMPLOYEES

As of December 31, 2002, we employed 15 persons including one officer, five sales and customer support and four in manufacturing. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

ITEM 2.  DESCRIPTION OF PROPERTY

Our President provides use of space in his residence to conduct his administrative duties and we do not reimburse him for such use. We rent 1,400 sq. ft. of sales and research space in Victoria BC for $1050 a month and 500 sq. ft. of office space in Chicago IL for $500 a month. We lease an 11,000 sq. foot building in Calgary, Alberta, Canada for $3,150 per month until September 2003 for manufacture of our products. We also maintain a warehouse facility in St. Laurent, Quebec, Canada which is provided by our distributor at no cost.

ITEM 3.  LEGAL PROCEEDINGS

On January 15, 2002 we filed a lawsuit in the Supreme Court of British Columbia against John Wells and Equity Trust, S.A. seeking return of 100,000 shares of our common stock and repayment of a $25,000 loan which were provided to defendants for investment banking services to be provided to Flexible consisting of providing a $5 million loan and a $25 million stock offering. Such services were not performed and we filed suit for the return of such shares after they were not returned voluntarily and the note was not paid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of our shareholders in the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

Our common stock began trading on the American  Stock  Exchange under the symbol
FSI  on  November   19,   2002.   Prior  to  that,   our  stock  traded  on  the
over-the-counter market and was quoted on the NASD Electronic Bulletin Board.

The following is the range of high and low closing sales or bid prices for Flexible common stock for the periods indicated:




                                  SALES OR BID PRICES

                2001                             High                      Low
                ----                             ----                      ---
              January 2-March 30                $2.75                  $ .6875
              April 2- June 29                   2.30                     1.50

              July 2 - September 28              1.75                      .67
              October  1 - December  31          1.45                      .73

                2002
                ----
              January 2 - March 28               3.57                     1.30
              April 1 - June 28                  4.10                     2.50
              July 1 - September 30              3.85                     1.95
              October 1 - December 31            3.85                     2.77

Prices since November 19,2002 represent high and low prices on the American Stock Exchange. Prices prior to November 19, 2002 represent inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. We had 75 record holders of our common stock on December 31, 2002. Such shares are owned by approximately 350 beneficial owners.

Our common stock also trades on the Frankfurt Germany stock market under the symbol FXT.

DIVIDEND POLICY

Flexible has not paid any dividends on its common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the company. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the company's earnings, financial condition, capital requirements and other factors.

Sales of unregistered shares in 2002

In January 2002 we issued 30,000 shares of our common stock to Patrick Grant, an employee, for services for the period from January 1, 2002 to June 30, 2002. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Such shares were issued pursuant to an investment letter under which the shareholder acknowledged that the shares were restricted securities and would not be sold without registration or an exemption from registration. The certificate for such shares contained a legend restricting transfer without such registration or exemption and a stop transfer order was lodged against the shares with our transfer agent.

In April 2002 we sold 400,000 shares of our common stock in a private placement to managed accounts of Sprott Asset Management, Inc. for $2.50 per share. We paid a commission of $50,000 in connection with such placement. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Such shares were issued pursuant to an investment letter under which the shareholder acknowledged that the shares were restricted securities and would not be sold without registration or an exemption from registration. The certificate for such shares contained a legend restricting transfer without such registration or exemption and a stop transfer order was lodged against the shares with our transfer agent.

In July 2002 we sold 1,000,000 shares of our common stock in a private placement to managed accounts of Sprott Asset Management, Inc. and 428,600 shares to Pictet Global Sector Fund for $3.50 per share. Such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Such shares were issued pursuant to an investment letter under which the shareholder acknowledged that the shares were restricted securities and would not be sold without registration or an exemption from registration. The certificate for such shares contained a legend restricting transfer without such registration or exemption and a stop transfer order was lodged against the shares with our transfer agent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating activities are related primarily to manufacturing and marketing our swimming pool chemical product called "HEAT$AVR", including the consumer version packed in our "Tropical Fish" dispenser. In June 2002 we introduced a fresh water evaporation control chemical product called "WATER$AVR" which has not achieved substantial sales to date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR
60. See Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

Allowances for Product Returns. We still grant certain of our customers the right to return product which they are unable to sell. Upon sale, we evaluate the need to record a provision for product returns based on our historical experience, economic trends and changes in customer demand.

Allowances for Doubtful Accounts Receivable. We evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a review of large accounts. If, for example, the financial condition of our customers deteriorates resulting in an impairment of their ability to pay or a pattern of late payment develops, allowances may be required.

Provisions for Inventory Obsolescence. We may need to record a provision for estimated obsolescence and shrinkage of inventory. Our estimates would consider the cost of inventory, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, provisions for inventory obsolescence may be necessary.

RESULTS OF OPERATIONS

Year ended December 31, 2002 and 2001
-------------------------------------

Sales for the year ended December 31, 2002 were $1,112,192 compared to $1,334,273 for the 2001 period, a decrease of $222,081 or 16.6%. Our sales decline was primarily the result of poor weather conditions in the Eastern U.S. and Canada which reduced the outdoor swimming season and therefore the demand for our tropical fish product. There were no price changes in this period.

Our overall gross profit margin on product sales decreased slightly to 47.7% in 2002 from 50.3% in 2001. This decrease was primarily due to higher fixed costs related to additional production facilities and equipment which we have added in the 2002 period.

Operating expenses for fiscal 2002 were $3,701,899, up from $806,020 in 2001. We issued over 2 million stock options to employees and consultants which resulted in a non-cash expense recognition of $2,736,608 in 2002. In 2002 we also increased sales and marketing costs in connection with our WATER$AVR product and this was reflected in increased wages, office, rent, telephone and travel expenses. We incurred higher professional fees in the 2002 period primarily due to increased legal and accounting expenses. Depreciation expense was $24,683 for the 2002 period compared to $18,910 for the 2001 reflecting depreciation for additional property and equipment added in 2002. Our expenses to increase investor awareness of our company was significantly less than in 2001 and this resulted in a decrease in stock promotion and transfer agent's fee in 2002. We also had an expense of $19,180 in 2002 for currency exchange. There was income of $2,368 from such item in 2001.

Our income tax provision for 2002 reflected a benefit of $21,456 due to the net loss while we had income tax expense of $100,264 in 2001. We had interest income of $67,228 in 2002 reflecting earnings on the proceeds of stock sales during the year. There was a net loss of $3,082,445 in the 2002 period compared to a net loss of $233,955 in 2001.

Year Ended December 31, 2001 and 2000
-------------------------------------

Fiscal 2001 revenue rose 30% to $1,334,273 because of more effective marketing with the preponderance of sales continuing to be in Canada to our Montreal-based distributor. The distributor reports that 75% of his sales are in the USA. Gross profit margins were stable at 50.3%. Product mix shifted little during the year with a continued emphasis on "Tropical Fish". There were no price changes in this period.

Operating expenses for 2001 were $806,020 up from $289,860 in the 2000 period. Wages increased to $313,918 in 2001 from $87,907 in 2000. In 2001 this included $173,750 related to granting of stock options rather than cash expense. Cash expense also increased due to increased production levels and to further introduction of WATER$AVR. In the 2001 period we increased sales and marketing costs in connection with our WATER$AVR product and this was reflected in increased wages, office, rent, telephone and travel expenses. We incurred lower professional fees in the 2001 period primarily due decreased legal and accounting expenses. Depreciation expense was $18,910 for the 2001 period compared to $13,489 for 2000 reflecting additional depreciation for additional property and equipment added in 2001. We also undertook a program to increase investor awareness of our company and this program resulted in an increase in stock promotion and transfer agent's fee in 2001. We also had income of $2,368 in 2001 for currency exchange. There was $19,344 of such income in 2000.

There was a net loss of $233,955 in 2001 compared to net income of $138,971 in 2000.

Liquidity and Capital Resources
-------------------------------

We sold 1,828,600 shares of common stock to investors in 2002 for net proceeds of $5,750,000. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $2 million in the next twelve months to attempt to increase the sales of our products by adding sales and marketing professionals, increase advertising and promotion expenses, improve our products, develop additional uses for our core technology and make additional patent applications. There can be no assurance that such expenditures will result in significant increase in sales of our products. Approximately $1,900,000 of such expenditures are related to our recently introduced WATER$AVR product. There can be no assurance that any of the expenditures will result in additional sales revenues.

SEASONALITY

Our operations are subject to seasonal fluctuations. Use of our products increase in summer months in most markets and result in our sales from January to June being greater than in July through November. Additionally, cooler summer weather patterns lead to lower sales volume, particularly of our Tropical Fish product which is geared to residential pools, due to shorter swimming season while hotter weather results in increased sales volume due to a longer swimming season. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

RISK FACTORS

We have identified the following as the most material risks of our business.

Our business would be adversely affected if we lost the services Dan O'Brien, our chief executive officer.

We are dependent upon the services of Dan O'Brien, who serves as our president and chief executive officer. Our business would be adversely affected if the executive services of Mr. O'Brien ceased to be available us because none of our other employees could take over the management activities of Mr. O'Brien.
Therefore we would have to recruit one or more new executives but there can be no assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. Mr. O'Brien does not have an employment contract with Flexible. We have a key man life insurance policy in the amount of CDN $400,000 (currently approximately USD$250,000) on Mr. O'Brien.

Our revenues would be substantially reduced if we lost the major customer that accounts for a substantial amount of our sales.

Our exclusive U.S. and Canadian distributor of our HEAT$AVR product packaged in our Tropical Fish dispenser account for 94% of our sales revenues in 2001 and 95% of our sales revenues in 2002. Although we have an agreement with such firm which is described above, this agreement does not require the distributor to purchase any minimum amount of our products, nor does it prevent it from handling competing products. If our distributor reduced its purchase or ceased to purchase our products we would suffer substantial reduction in our sales and would have to make alternative arrangements to distribute our Tropical Fish product in the U.S. and Canada. There can be no assurance that we would be able to replace the services of this distributor on satisfactory terms.

We are subject to concentrated credit risk from our major customer.

We allow our major customer 45 days to pay for each shipment of product we make to them. This represents risk that we would be subject to substantial write-off of our accounts receivable if this customer defaulted on their payment obligations to us.

The recent introduction of our Water$avr product may result in losses.

We introduced our WATER$AVR product in June 2002. We have delivered quantities for testing by potential customers but only one customer has ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We cannot assure that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $1,900,000 on WATER$AVR in 2003.

Our products can be hazardous if not handled, stored and used properly.

HEAT$AVR is flammable and must be stored properly to avoid fire risk. Additionally, it may injure eyes which are exposed to the concentrated product. Although we label the products to warn of such risks, our sales could be reduced if our products were to be viewed as being dangerous to use or actually been implicated in causing personal injury or property damage, which is not currently the case.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth our directors and officers and their respective ages and positions:


Name                               Age                       Position

Daniel B. O'Brien                   46                       President, Director
John H. Bientjes                    49                       Director
Dr. Robert N. O'Brien               81                       Director
Dale Friend                         47                       Director

Daniel B. O'Brien has been president and a director of Flexible since August 1998. He has been involved in the swimming pool industry since 1990 when he founded our subsidiary, Flexible Solutions Ltd. which was purchased by Flexible Solutions International, Inc. in August 1998. From 1990 to 1998 Mr. O'Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

John H. Bientjes has been a member of our Board of Directors since February 2000. Mr. Bientjes has been the manager of the Commercial Aquatic Supplies Division of D.B. Perks & Associates, Ltd., located in Vancouver, British Columbia, a company that markets supplies and equipment to commercial swimming pools which are primarily owned by municipalities. Mr. Bientjes was graduated in 1976 from Simon Fraser University in Vancouver, British Columbia with a Bachelor of Arts Degree in Economics and Commerce.

Dr. Robert N. O'Brien has been a member of the Company's Board of Directors since May 1998. Dr. O'Brien was a Professor of Chemistry at the University of Victoria from 1968 until 1986 at which time he was given the designation of Professor Emeritus. He held various academic positions since 1957 at the University of Alberta, the University of California at Berkley, and the University of Victoria. While teaching, Dr. O'Brien acted as a consultant and served on the British Columbia Research Council from 1968 to 1990. In 1987, Dr. O'Brien founded the Vancouver Island Advanced Technology and Research Association. Dr. O'Brien received his Bachelor of Applied Science in Chemical Engineering from the University of British Columbia in 1951; his Masters of Applied Science in Metallurgical Engineering from the University of British Columbia in 1952; his Ph.D. in Metallurgy from the University of Manchester in 1955; and, was a Post Doctoral Fellow in Pure Chemistry at the University of Ottawa from 1955 through 1957.

Dale Friend was elected a director in December, 2002. She was a Senior Trust Analyst for Alderwoods Group, formerly The Loewen Group from August 2002 to February 2003. She was Advanced Accountant for such firm from 1999 to August 2002. She was with Telus, formerly BC Tel, from 1979 to 1998 in various accounting, auditing and financial planning positions.

Daniel B. O'Brien and Dr. Robert N. O'Brien are father and son.

    Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. The Board has not established any committees. All executive officers are chosen by the board of directors and serve at the board's discretion.

    We reimburse directors for any expenses incurred in attending board of directors meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2002.

    ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about the compensation paid or accrued to the person who was the Company's chief executive officer during the fiscal year ended December 31, 2002 (the "named executive officer").

                                                  ANNUAL COMPENSATION              LONG TERM COMPENSATION AWARDS
                                                                                        AWARDS                    PAYOUTS

                                                                OTHER                       SECURITIES
                                                                ANNUAL        RESTRICTED    UNDERLYING      ALL      OTHER
                                                                COMPEN-       STOCK         OPTIONS/        LTIP     COMPEN-
                                         SALARY   BONUS         SATION        AWARD(S)      SARS            PAYOUTS  SATION
                            YEAR         ($)      ($)           ($)           ($)           (#)             ($)      ($)
                            ---------    -----    -------       --------      ---------     ----------      -------  ---------

Daniel O'Brien                 2002     $40,000     --              --           --          50,000 shares    --          --
      --
President, Chief               2001     $18,500     --              --                      100,000 shares    --          --
Executive Officer              2000     $18,500                                             100,000 shares

         The following table provides certain information about the stock options granted to the executive officer named in the Summary Compensation Table. in the year ended December 31, 2002.

                       OPTIONS GRANTED IN 2002 FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------------
                               NUMBER OF
                               SECURITIES
                               UNDERLYING          PERCENT OF TOTAL
                            OPTIONS GRANTED    OPTIONS/SARS GRANTED TO     EXERCISE OR BASE PRICE
           NAME                   (#)          EMPLOYEES IN FISCAL YEAR          ($/SHARE)             EXPIRATION DATE
--------------------------- ------------------ -------------------------- ------------------------ -----------------------
 Daniel B. O'Brien            50,000 shares              40.4%                     $4.25             December 31, 2007
--------------------------- ------------------ -------------------------- ------------------------ -----------------------



         The following table sets forth certain information about stock options exercised in 2002 and the value of unexercised stock option held as of December 31, 2002 by the executive officer named in the Summary Compensation Table.

                            AGGREGATE OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

                                                            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-THE
                        SHARES                              OPTIONS AT FY-END (#)          MONEY OPTIONS AT FY-END ($)
                        ACQUIRED ON     VALUE           ------------------------------  --------------------------------
NAME                    EXERCISE(#)     REALIZED($)     EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----------------------  --------------  --------------  --------------  --------------  --------------  ----------------
Daniel B. O'Brien         100,000        $330,000          100,000         50,000          $205,000            0

DIRECTOR COMPENSATION

We have agreed to issue our directors who are not also employed by the Company options to purchase 5,000 shares of our common stock annually for serving as a director. However, Dr. Robert N. O'Brien will not receive director options in any year in which he receives options for other services. We pay Dr. Robert O'Brien additional options for assisting in research and development and patent prosecution. The amount of such options are determined annually by the Board of Directors with Dr. O'Brien not voting on such matter. In 2002, Dr. O'Brien received the following options for such services and he did not receive director options:

Option Price               No. of Options        Expiration Date
------------               --------------        ---------------

$4.25                      25,000                December 31, 2007

Our other outside directors received the following options in 2002:

Name                    Option Price        No. of Options     Expiration Date
----                    ------------        --------------     ---------------

John H. Bientjes        $4.25               5,000              December 31, 2007
Dale Friend             $4.25               5,000              December 31, 2007

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 17, 2003 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the Company's executive officers named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

                          Shares Beneficially Owned (1)
                             Common Stock Percentage

    Daniel O'Brien(2)(3)                           4,606,000            39.3%
    John H. Bientjes(2)(3)                            40,000            *
    Dr. Robert O'Brien(2)(3)                       1,800,000            15.4%
    Dale Friend(2)(3)                                    -0-            -


    Sprott Asset Management, Inc.(4)               1,672,800            14.4%
    PF Water(5)                                      678,600             5.8%
    Beat Aschmann(6)                                 700,000             6.0%
    All directors and   officers
    as a group (4 persons)                         6,446,000            54.7%

 *  Less than 2%

(1) Applicable percentage of ownership at March 17, 2003, is based upon 11,621,919 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of February 3, 2003, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2) Address for this shareholder is 2614 Queenswood Drive, Victoria,BC, V8N 1X5, Canada.

(3) Includes shares which may be acquired on the exercise of stock options as follows.

   Name                   No. of Options    Exercise Price    Expiration Date
   ----                   --------------    --------------    ---------------
   Daniel O'Brien             100,000            $1.40        December 21, 2006
   John H. Bientjes             5,000            $1.40        December 21, 2006
   Dr. Robert O'Brien          50,000            $1.40        December 21, 2006

Doesnot include the following shares which may be acquired on the exercise of stock options which are not exercisable until December 31, 2003.

  Name                  No. of Options    Exercise Price     Expiration Date
  ----                  --------------    --------------     ---------------
  Daniel O'Brien           50,000             $4.25          December 31, 2007
  John H. Bientjes          5,000             $4.25          December 31, 2007
  Dr. Robert O'Brien       25,000             $4.25          December 31, 2007
  Dale Friend               5,000             $4.25          December 31, 2007

(4) Address for this shareholder is Suite 3450, South Tower, Royal Bank Plaza, Toronto, Ontario, M5J 2J2, Canada.

(5) Formerly known as Pictet Global Sector Fund. Address for this shareholder is Boulevard Georges Favon, Geneva, Switzerland CH-1204.

(6) Address of this shareholder is Laerchenhofweg #3, Bonstetten, Switzerland, CH-8906.

EQUITY COMPENSATION PLAN INFORMATION

         The Company issues stock options to purchase common stock the officers, directors, employees and consultants on an individual basis. The Company adopted an Option Granting Plan covering options to be issued December 1, 2001 to December 31, 2002. The plan set guidelines for selecting optionees, option pricing and authorization of issuance. All issuances are required to be approved by the Board of Directors. The following table sets forth information about all of our outstanding options as of December 31, 2002.

      ----------------------- -- -------------------------------- -- ------------------------ ------------------------------
                                 NUMBER OF SECURITIES TO BE          WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                                 ISSUED UPON EXERCISE OF             EXERCISE PRICE OF         REMAINING AVAILABLE
                                 OUTSTANDING OPTIONS,                OUTSTANDING OPTIONS,     FOR FUTURE ISSUANCE UNDER
                                 WARRANTS AND RIGHTS                 WARRANTS AND RIGHTS      EQUITY COMPENSATION PLANS
                                                                                              (EXCLUDING SECURITIES
                                                                                              REFLECTED IN COLUMN (A))
                                              A                                 B                          C
      ----------------------- -- -------------------------------- -- ------------------------ ------------------------------
      PLAN CATEGORY
      ----------------------- -- -------------------------------- -- ------------------------ ------------------------------
      EQUITY                                 -0-                                -                         -0-
      COMPENSATION
      PLANS APPROVED
      BY SECURITY
      HOLDERS
      ----------------------- -- -------------------------------- -- ------------------------ ------------------------------
      EQUITY
      COMPENSATION
      PLANS NOT                          3,671,800                           $3.68                        -0-
      APPROVED BY
      SECURITY HOLDERS(1)
      ----------------------- -- -------------------------------- -- ------------------------ ------------------------------
      TOTAL                              3,671,800                           $3.68                        -0-
      ----------------------- -- -------------------------------- -- ------------------------ ------------------------------

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Our director, Dr. Robert O'Brien, developed our products and has assigned his patent rights to such products to us. We have no agreement with Dr. O'Brien requiring him to conduct any research and development activities for us but we anticipate that any future inventions which may be of interest to us will continue to be assigned to us by Dr. O'Brien, although he has no legal obligation to do so. Dr. O'Brien does not receive any salary or royalties from us for any research and development activities. The Board of Directors does consider such activities undertaken by Dr. O'Brien when it grants stock options to Dr. O'Brien. Dr. O'Brien is a member of the Board of Directors but does not participate in the proceedings of the Board concerning his own stock option grants. See Item 10 above for further information.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


NUMBER                 DESCRIPTION

3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB filed February 22, 2000).

3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form SB-2 filed February 22, 2000

4.1    Option Granting Plan for Term December 1, 2001 to December 31, 2002

10.1 Distribution Agreement dated June 1, 1998 between Flexible Solutions, Ltd. and Heliocol Canada Ltd. (now known as Sunsolar Energy Technologies). Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10-SB filed on April 4, 2000.

10.2 Global Supply and License Agreement between Registrant and Ondeo Nalco Company. (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 filed March 5, 2003.

10.3 Exclusive Distribution Agreement effective September 1, 2002 with Ondeo Nalco Company. (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 filed March 5, 2003)

21 Subsidiaries. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form SB-2 filed January 22, 2003)

99.1   Written statement of chief executive officer.

99.2   Written statement of chief financial officer.

REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended December 31, 2002.


ITEM 14.  CONTROLS AND PROCEDURES.

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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Victoria, British Columbia, on March 21, 2003.

                                          FLEXIBLE SOLUTIONS, INC.


                                          /s/ DANIEL B. O'BRIEN
                                          ----------------------------------
                                          Daniel O'Brien
                                          President

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature              Title                            Date


/s/ DANIEL B. O'BRIEN        President and Director (principal   March 21, 2003
Daniel B. O'Brien            executive officer and principal
                             accounting officer)

/s/ JOHN H. BIENJES          Director                            March 21, 2003
John H. Bienjes

/s/ ROBERT N. O'BRIEN        Director                            March 21, 2003
Robert N. O'Brien

/s/ DALE FRIEND              Director                            March 21, 2003
Dale Friend

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I,  Daniel O'Brien, certify that:

           1. I have reviewed this annual report on Form 10-KSB of Flexible Solutions International, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
           controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003


/s/ DANIEL O'BRIEN
-------------------------
Daniel O'Brien
Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I,  Daniel O'Brien, certify that:

           1. I have reviewed this annual report on Form 10-KSB of Flexible Solutions International, Inc.;

           2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
           controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003


/s/ DANIEL O'BRIEN
-----------------------
Daniel O'Brien
Chief Financial Officer

                                  EXHIBIT 99.1


                WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER


                           PURSUANT TO 18 U.S.C. 1350


         Solely for the purposes of complying with 18 U.S.C. 1350, I, Daniel O'Brien, the undersigned Chief Executive Officer of Flexible Solutions International, Inc.(the "Company"), hereby certify, based on my knowledge, that the Annual Report on Form 10-KSB of the Company for the year ended December 312002, (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ DANIEL O'BRIEN
------------------------
Daniel O'Brien

March 12, 2003

                                  EXHIBIT 99.2


                WRITTEN STATEMENT OF THE CHIEF FINANCIAL OFFICER


                           PURSUANT TO 18 U.S.C. 1350


Solely for the purposes of complying with 18 U.S.C. 1350, I, Daniel O'Brien, the undersigned Chief Financial Officer of Flexible Solutions International, Inc.(the "Company"), hereby certify, based on my knowledge, that the Annual report on Form 10-KSB of the Company for the year ended December 312002,(the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ DANIEL O'BRIEN
------------------
Daniel O'Brien

March 12, 2003

                                                                     EXHIBIT 4.1
FLEXIBLE SOLUTIONS INTERNATIONAL INC.

OPTION GRANTING PLAN FOR THE TERM DECEMBER 1ST 2001 TO DEC 31ST 2002

From time to time it is in the best interests of the Company to grant options to:

    1. Directors and Officers
    2. Employees
    3. Certain consultants not involved in SEC proscribed activities.

The purpose of options in all cases is to:

    1. Align the interests of the optionees with those of the Company over time.
    2. Provide potential material incentive for effort above and beyond that normally required by a person in that position.
    3. Conserve corporate capital by maintaining lower base salaries than might otherwise be reasonable.
    4. Ensuring, as much as possible, that consultants regard themselves as part of the ongoing success of the Company and therefore engage more thoroughly.

Method of setting Option Grants:

The Company's standard option agreement is to be used in every case. It is to be modified only as needed for special cases. (Sample Attached)

1. Directors and Officers options will be set annually. The number requested by a director or officer will be proposed to the Board of Directors by the individual. The compensation committee will adjust as they see fit and place the revised numbers in front of the full board for approval. No board member may vote on their personal option grant. The strike price for options is the market close or higher on the day of grant.
2. Employees may be granted options in numbers and at times decided by the CEO. The Board of Directors must approve the grants. No options will be granted with strike prices below the market close on the day of granting unless there is a very exceptional reason.
3. Consultants who meet the criteria enforced by the SEC regarding capital raising, stock sales, promotion and market making can be granted options at times and in numbers decided by the CEO. The board of directors must approve the grants. The strike price of the options must be the market close on the grant date or higher. In rare, unusual situations, the Company may award options to parties who do not meet the requirements set by the SEC. Options granted to these parties will not be registered ever and in the event they are exercised will be issued as restricted shares and subject to all the rules of restricted shares.

-------------------             --------------------          ----------------
J. H. Bientjes                  Robert  N.O'Brien             Dan O"Brien
Director                        Director                      Director and
                                                              Officer

         FLEXIBLE SOLUTIONS
         INTERNATIONAL INC.

         CONSOLIDATED FINANCIAL STATEMENTS
         DECEMBER 31, 2002 AND 2001
         (U.S. DOLLARS)







         INDEX                                                        PAGE

         REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS TO
           THE BOARD OF DIRECTORS AND STOCKHOLDERS                     1

         FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                   2

         Consolidated Statements of Operations                         3

         Consolidated Statements of Stockholders' Equity               4

         Consolidated Statements of Cash Flows                         5

         Notes to Consolidated Financial Statements                   6-16

               REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF FLEXIBLE SOLUTIONS INTERNATIONAL INC.

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. as of December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.









"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
March 12, 2003

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------
                                                                                   2002                2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash                                                                                 $556,789            $190,457
  Short-term investment (note 14)                                                     5,062,495                   0
  Accounts receivable                                                                    55,222              46,374
  Income tax recoverable                                                                118,014                   0
  Loan receivable (note 4)                                                               10,082               9,516
  Note receivable (note 5)                                                                    0               9,225
  Inventory                                                                             203,830             181,698
  Prepaid expenses (note 6)                                                              87,321              59,291
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  6,093,753             496,561
PROPERTY AND EQUIPMENT (note 7)                                                         128,566              72,753
INVESTMENT (note 8)                                                                      32,500                   0
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $6,254,819            $569,314
--------------------------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT
  Accounts payable                                                                      $53,146             $20,592
  Income tax payable                                                                          0              18,108
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                53,146              38,700
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
CAPITAL STOCK (note 13)
Authorized
  50,000,000   Common shares with a par value of $0.001 each
    1,000,000   Preferred shares with a par value of $0.01 each
Issued and Outstanding
    11,570,916   and 9,272,816 Common shares                                             11,570               9,272
CAPITAL IN EXCESS OF PAR VALUE                                                        9,328,648             563,713
SHARE SUBSCRIPTION RECEIVABLE                                                          (16,217)                   0
OTHER COMPREHENSIVE LOSS                                                               (21,354)            (23,842)
ACCUMULATED DEFICIENCY                                                              (3,100,974)            (18,529)
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                            6,201,673             530,614
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $6,254,819            $569,314
--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31
(U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------
                                                            2002                 2001                 2000
--------------------------------------------------------------------------------------------------------------------
SALES                                                          $1,112,192           $1,334,273           $1,029,649
COST OF SALES, (exclusive
  of depreciation shown
  separately below)                                               581,422              662,807              509,933
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      530,770              671,466              519,716
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Wages (note 12)                                                 414,885              246,955               87,907
  Consulting (note 12)                                          2,736,608               66,963                    0
  Office                                                          122,703               48,398                9,028
  Stock promotion and transfer agent fee                           96,954              241,573                  568
  Rent                                                             61,126               28,978               11,445
  Subcontracting                                                   53,837               16,630               33,312
  Professional fees                                                53,548               23,338               36,701
  Travel and entertainment                                         50,213               23,125               10,454
  Administrative salaries and benefits                             45,312               46,639               37,234
  Currency exchange                                                19,180              (2,368)             (19,344)
  Shipping                                                         10,771               13,563               12,189
  Telephone                                                         9,326                5,616                3,613
  Research                                                          2,523                    0                    0
  Bad debt expense                                                    230               26,570               51,282
  Commission                                                            0                1,130                1,982
  Depreciation                                                     24,683               18,910               13,489
--------------------------------------------------------------------------------------------------------------------
                                                                3,701,899              806,020              289,860
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE OTHER ITEMS
  AND INCOME TAX                                              (3,171,129)            (134,554)              229,856
--------------------------------------------------------------------------------------------------------------------
OTHER ITEMS
  Gain on sale of property and equipment                                0                  863                    0
  Interest income                                                  67,228                    0                    0
--------------------------------------------------------------------------------------------------------------------
                                                                   67,228                  863                    0
--------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX                               (3,103,901)            (133,691)              229,856
INCOME TAX (RECOVERY)                                            (21,456)              100,264               90,885
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                            $(3,082,445)           $(233,955)             $138,971
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                                      $ (0.29)             $ (0.03)               $ 0.02
--------------------------------------------------------------------------------------------------------------------
DILUTED INCOME PER SHARE                                              N/A                  N/A               $ 0.01
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES                              10,555,754            9,247,949            9,131,316
  DILUTIVE EFFECTS OF OPTIONS                                         N/A                  N/A              220,527
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  SHARES WITH DILUTION                                         10,555,754            9,247,949            9,351,843
--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)

---------------------------- ------------ ------------ -------------- --------------- -------------- --------------- ---------------
                                                        Capital in        Share        Accumulated    Other              Total
                                                        Excess of      Subscription      Earnings     Comprehensive   Stockholders'
                                 Shares    Par Value    Par Value       Receivable     (Deficiency)   Income (Loss)      Equity
---------------------------- ------------ ------------ -------------- --------------- -------------- --------------- ---------------
BALANCE, DECEMBER 31, 1999     9,131,316       $9,131       $163,653              $0        $76,455          $6,677        $255,916
TRANSLATION ADJUSTMENT                 0            0              0               0              0         (8,516)         (8,516)
NET INCOME                             0            0              0               0        138,971               0         138,971
---------------------------- ------------ ------------ -------------- --------------- -------------- --------------- ---------------
BALANCE, DECEMBER 31, 2000     9,131,316        9,131        163,653               0        215,426         (1,839)         386,371
SHARES ISSUED
  For cash                         9,500            9          4,116               0              0               0           4,125
  For services                   132,000          132        139,868               0              0               0         140,000
  Stock option compensation            0            0        256,076               0              0               0         256,076
  Translation adjustment               0            0              0               0              0        (22,003)        (22,003)
  Net loss                             0            0              0               0      (233,955)               0       (233,955)
---------------------------- ------------ ------------ -------------- --------------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 2001     9,272,816        9,272        563,713               0       (18,529)        (23,842)         530,614
SHARES ISSUED
FOR CASH
  Private placement            1,828,600        1,829      5,998,271               0              0               0       6,000,100
  Exercise of stock options      439,500          439        150,686               0              0               0         151,125
For services                      30,000           30         44,370               0              0               0          44,400
Share issue costs                      0            0      (250,000)               0              0               0       (250,000)
Share subscription                     0            0              0        (33,000)              0               0        (33,000)
Payment of subscription
  receivable                           0            0              0          16,783              0               0          16,783
Stock option compensation              0                   2,821,608               0              0               0       2,821,608
Translation adjustment                 0            0              0               0              0           2,488           2,488
Net loss                               0            0              0               0    (3,082,445)               0     (3,082,445)
---------------------------- ------------ ------------ -------------- --------------- -------------- --------------- ---------------

BALANCE, DECEMBER 31, 2002    11,570,916      $11,570     $9,328,648       $(16,217)   $(3,100,974)       $(21,354)      $6,201,673
---------------------------- ------------ ------------ -------------- --------------- -------------- --------------- ---------------














See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31
(U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------
                                                                  2002              2001              2000
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                              $(3,082,445)         $(233,955)         $138,971
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
      Stock option compensation                                     2,821,608            256,076                0
      Non-cash services                                                44,400            141,510                0
      Depreciation                                                     24,683             18,910           13,489
      Gain on sale of property and equipment                                0              (863)                0
  Changes in Non-Cash Working Capital
    Accounts receivable                                               (8,848)             98,009         (31,544)
    Inventory                                                        (22,132)           (88,185)           43,047
    Prepaid expenses                                                 (28,030)           (53,140)          (5,631)
    Accounts payable                                                   32,554              8,170         (14,589)
    Accrued liabilities                                                     0                  0          (6,929)
    Income tax recoverable                                          (136,122)           (72,490)           21,312
   Unrealized foreign exchange gain/loss                                  627           (10,500)          (5,033)
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (353,705)             63,542          153,093
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Short-term investment                                           (5,062,495)                  0                0
  Acquisition of property and equipment                              (80,496)           (39,246)         (16,771)
  Note receivable                                                       9,225            (9,225)                0
  Loan receivable                                                       (566)            (9,516)                0
  Investment                                                         (32,500)                  0                0
------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                 (5,166,832)           (57,987)         (16,771)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            5,868,225              4,125                0
  Subscriptions received                                               16,783                  0                0
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                               5,885,008              4,125                0
------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 1,861           (11,503)          (3,483)
------------------------------------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                              366,332            (1,823)          132,839
CASH, BEGINNING OF YEAR                                               190,457            192,280           59,441
------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                    $556,789           $190,457         $192,280
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY DISCLOSURE OF CASH
  FLOW INFORMATION
    Income taxes paid                                                $115,472            $85,126          $66,748
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY DISCLOSURE OF NON-CASH
  TRANSACTIONS
    Issue of common stock for service                                 $44,400           $140,000               $0
    Sale of trailer - exchange for rent                                    $0             $1,510               $0
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

1.       OPERATIONS AND BASIS OF PRESENTATION

         These consolidated financial statements include the accounts of Flexible Solutions International Inc. ("the Company") and its wholly-owned subsidiaries Flexible Solutions Ltd. and Water$aver Global Solutions Inc. All intercompany balances and transactions are eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

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

         On May 7, 2002, the Company established Water$aver Global Solutions Inc. through issuance of 100 shares of common stock to itself.

2.       COMPARATIVE FIGURES

         Certain of the comparative figures are reclassified to conform with the current year's presentation.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Foreign currency

                  The functional currency of the Company is the Canadian dollar. The translation of the Canadian dollar to the reporting currency of the U.S. dollar is performed for current assets and current liabilities using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated using rates prevailing at the time of the acquisition of the assets or assumption of the liabilities. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the Company's functional currency, Canadian dollars, into the reporting currency, U.S. dollars, are excluded from the determination of income and disclosed as other comprehensive income (loss) in stockholders' equity.

                  Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in income if realized during the year and in comprehensive income if they remain unrealized at the end of the year.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

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

         (c)      Cash

                  The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

         (d)      Inventory

                  Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

         (e) Property and equipment

                  Property and equipment are recorded at cost and depreciated using the following methods using the following annual rates:

                     Manufacturing equipment     - 20% Declining balance
                     Computer hardware           - 30% Declining balance
                     Furniture and fixtures      - 20% Declining balance
                     Office equipment            - 20% Declining balance
                     Leasehold improvements      - Straight-line over lease term

                  Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write downs have been necessary to date.

         (f)      Revenue recognition

                  Revenue from product sales is recognized at the time the product is shipped since title and risk of losses is transferred to purchaser upon delivery to carrier. Shipments are made F.O.B. shipping point. Provisions are made at the time related revenue is recognized for estimated product returns. Since the Company's inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (g)      Financial instruments

                  The fair market value of the Company's financial instruments comprising cash, short-term investment, accounts receivable, income tax recoverable, loan receivable and accounts payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

                  The Company is exposed to interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities subject to fixed long-term rates.

         (h) Income (loss) per share calculation

                  Income  (loss) per share is  calculated by dividing net income
                  (loss) by the weighted average number of shares outstanding. Common share equivalents consisting of stock options are not considered in the computation because their effect would be anti-dilutive.

         (i) Stock issued in exchange for services

                  The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions.

         (j) Stock based compensation

                  The   Company   applies   APB   Opinion  No.  25  and  related
                  interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

         (k)      Comprehensive income

                  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is primarily comprised of unrealized foreign exchange gains and losses.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (l) Recent accounting pronouncements

                  (i) In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has adopted FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill did not have any impact on its financial reporting.

                  (ii) In October 2001, the FASB issued Statement of Financial Accounting Standards FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses significant issues relating to the implementation of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and develops a single accounting model, based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FAS 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have any impact on the financial statements.

                           In November 2001, the FASB issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The Company does not expect this guidance to have a material effect on the financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

4.       LOAN RECEIVABLE

         -----------------------------------------------------------------------------------------------------------
                                                                                       2002             2001
         -----------------------------------------------------------------------------------------------------------
         5% loan receivable due on demand                                                 $10,082            $9,516
         -----------------------------------------------------------------------------------------------------------

5.       NOTE RECEIVABLE

         The note receivable had no stated terms of repayment or interest and was received in full during the year 2002.

6.       PREPAID EXPENSES

         -----------------------------------------------------------------------------------------------------------
                                                                                      2002              2001
         -----------------------------------------------------------------------------------------------------------
         Deposits for materials purchase                                                   $13,578          $41,436
         Security deposit and prepaids                                                      73,743           17,855
         -----------------------------------------------------------------------------------------------------------
                                                                                           $87,321          $59,291
         -----------------------------------------------------------------------------------------------------------

7.       PROPERTY AND EQUIPMENT

         -----------------------------------------------------------------------------------------------------------
                                                                                       2002
                                                                                    Accumulated
                                                                     Cost          Depreciation          Net
         -----------------------------------------------------------------------------------------------------------
         Manufacturing equipment                                        $159,885            $61,641         $98,244
         Computer hardware                                                 9,834              3,602           6,232
         Furniture and fixtures                                            5,542              2,031           3,511
         Office equipment                                                 14,690              1,731          12,959
         Leasehold improvements                                           10,160              2,540           7,620
         -----------------------------------------------------------------------------------------------------------

                                                                        $200,111            $71,545        $128,566
         -----------------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------------
                                                                                       2001
                                                                                    Accumulated
                                                                     Cost           Depreciation          Net
         -----------------------------------------------------------------------------------------------------------

         Manufacturing equipment                                        $110,105             $43,303        $66,802
         Computer hardware                                                 5,190               1,927          3,263
         Furniture and fixtures                                            3,786               1,372          2,414
         Office equipment                                                    534                 260            274
         -----------------------------------------------------------------------------------------------------------

                                                                        $119,615             $46,862        $72,753
         -----------------------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       INVESTMENT

         -----------------------------------------------------------------------------------------------------------
                                                                                      2002              2001
         -----------------------------------------------------------------------------------------------------------
         Ideal Business Solutions India
          P.Ltd - 2700 equity shares (10%)                                                 $32,500               $0
         -----------------------------------------------------------------------------------------------------------

         The above investment is recorded at cost.

9.       COMPREHENSIVE (LOSS) INCOME

         -------------------------------------------- ----------------------- ------------------- -------------------
                                                               2002                  2001                2000
         -------------------------------------------- ----------------------- ------------------- -------------------
         Net income (loss)                                      $(3,082,445)          $(233,955)            $138,971
         Other comprehensive
           income (loss)                                               2,488            (22,003)             (8,516)
         -------------------------------------------- ----------------------- ------------------- -------------------

         Comprehensive income (loss)                            $(3,079,957)          $(255,958)            $130,455
         -------------------------------------------- ----------------------- ------------------- -------------------

10.      INCOME TAX

         Total income tax expense differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 44.62% to income before income taxes. The income to which this is applied is as follows:

         ----------------------------------------------- --------------------- ------------------- -------------------
                                                                 2002                 2001                2000
         ----------------------------------------------- --------------------- ------------------- -------------------
         Income (loss) before income tax
           per entity
            Flexible Solutions International Inc.                $(2,866,021)          $(396,470)                  $0
            Flexible Solutions Ltd.                                  (56,264)              62,779             229,856
            Water$aver Global Solutions Inc.                        (181,616)                   0                   0
         ----------------------------------------------- --------------------- ------------------- -------------------

         Consolidated income (loss) before
           income tax                                             (3,103,901)           (133,691)             229,856
         Permanent difference
           Stock option benefit                                     2,821,608             256,076                   0
         Other
           Stock issued for services                                   44,400             140,000                   0
           Miscellaneous                                                    0                 394                   0
         ----------------------------------------------- --------------------- ------------------- -------------------

         Taxable income (loss) for
          tax purposes                                             $(237,893)            $262,779            $229,856
         ----------------------------------------------- --------------------- ------------------- -------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

10.      INCOME TAX (Continued)

         Application of the federal and provincial statutory rate results in the following:

         ------------------------------------------------ ------------------- ------------------- ------------------
                                                                 2002                2001               2000
         ------------------------------------------------ ------------------- ------------------- ------------------
         Expected tax expense (recovery)
           at statutory rates
           From Canadian operations                                $(21,456)            $100,264            $90,885
           From US operations                                       (84,691)              16,988             13,975
         Decrease resulting from
           manufacturing and
           processing deduction                                            0            (18,395)           (16,090)
         Other                                                             0               1,407              2,115
         ------------------------------------------------ ------------------- ------------------- ------------------

         Income tax expense (recovery)                            $(106,147)            $100,264            $90,885
         ------------------------------------------------ ------------------- ------------------- ------------------

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liability calculated at 35% tax rate consist of the following:

         -----------------------------------------------------------------------------------------------------------
                                                                                      2002              2001
         -----------------------------------------------------------------------------------------------------------
         Non-capital loss carry-forwards                                                   $93,858          $10,595
         Book over tax value of fixed assets                                               (1,449)          (1,086)
         Valuation allowance                                                              (92,409)          (9,509)
         -----------------------------------------------------------------------------------------------------------

                                                                                                $0               $0
         -----------------------------------------------------------------------------------------------------------

         The Company's losses for U.S. income tax purposes are $268,165 which may be carried forward to apply against future income for U.S. income tax purposes, expiring between 2018 and 2022. The future benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

         ------------------------------------------------------------------------------------- --------------------
         Available to                                                                                Amount
         ------------------------------------------------------------------------------------- --------------------
         2018                                                                                              $16,858
         2019                                                                                               13,414
         2022                                                                                              237,893
         ------------------------------------------------------------------------------------- --------------------

                                                                                                          $268,165
         ------------------------------------------------------------------------------------- --------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)



11.      NET INCOME (LOSS) PER SHARE

         ------------------------------------------- ---------------------- --------------------- ------------------
                                                              Net
                                                         Income (Loss)             Shares             Per Share
                                                          (Numerator)           (Denominator)           Amount
         ------------------------------------------- ---------------------- --------------------- ------------------
         2002
         Basic net loss per share
         Net loss                                             $(3,082,445)            10,555,754           $ (0.29)

         2001
         Basic net loss per share
         Net loss                                               $(233,955)             9,247,949           $ (0.03)

         2000
         Basic net income per share
         Net income                                               $138,971             9,131,316             $ 0.02
         ------------------------------------------- ---------------------- --------------------- ------------------

         There were no preferred shares issued and outstanding for the years ended December 31, 2002, 2001 and 2000. The 2002 denominator excludes 3,671,800 shares that may be issued upon exercise of options as to do so would have been anti dilutive for the 2002 per share loss.

12.      STOCK OPTIONS

         The Company may issue stock options and stock bonuses for common stock of the Company to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of the Incentive Options (employees of the Company or its subsidiaries) is not less than the fair market value of the stock at the date of the grant and for non-employees the exercise price is no less than 80% of the fair market value (defined by the most recent closing sale price reported by AMEX) on the date of the grant.

         The following table summarizes the Company's stock option activity for the year ended December 31, 2002 and 2001:

         -------------------------------------- -------------------- ---------------------------- ------------------
                                                                                                      Weighted
                                                     Number of             Exercise Price              Average
                                                      Shares                  Per Share            Exercise Price
         -------------------------------------- -------------------- ---------------------------- ------------------
         Balance, December 31, 2000                         589,000               $ 0.25 - $0.70            $ 0. 31
         Granted during year ended
           December 31, 2001                              1,309,000               $ 0.25 - $3.50            $ 1. 47
         Exercised                                          (9,500)               $ 0.25 - $1.00            $ 0. 32
         -------------------------------------- -------------------- ---------------------------- ------------------

         Balance, December 31, 2001                       1,888,500              $ 0.25 - $ 3.50            $ 1. 63
         Granted during year ended
           December 31, 2002                              2,222,800              $ 1.50 - $ 5.50             $ 4.78
         Exercised                                        (439,500)              $ 0.25 - $ 1.50           $ (0.34)

         Balance, December 31, 2002                       3,671,800              $ 0.25 - $ 5.50             $ 3.79
         -------------------------------------- -------------------- ---------------------------- ------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

12.      STOCK OPTIONS (Continued)

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $85,000 (2001 - $173,750) was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using Black-Scholes option - pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been as follows:

         ------------------------------------------- ---------------------- --------------------- -------------------
                                                             2002                   2001                 2000
         ------------------------------------------- ---------------------- --------------------- -------------------
         Net income (loss), as reported                       $(3,082,445)            $(233,955)            $138,971
         Net income (loss), pro-forma                          (3,704,296)             (955,071)             138,971
         Net income (loss) per share,
          as reported                                             $ (0.29)              $ (0.03)              $ 0.02
         Net income (loss) per share,
          pro-forma                                                $(0.35)              $ (0.10)              $ 0.02
         ------------------------------------------- ---------------------- --------------------- -------------------

         The fair value of each option grant is calculated using the following weighted average assumptions:

         -------------------------------------------------------------------------- --------------- -----------------
                                                                                    2002            2001
         -------------------------------------------------------------------------- --------------- -----------------
         Expected life (years)                                                      5               3.5
         Interest rate                                                              3.00%           4.00%
         Volatility                                                                 72.3%           58.27%
         Dividend yield                                                             0.00%           0.00%
         -------------------------------------------------------------------------- --------------- -----------------

         During the year, the Company granted 2,097,000 (2001 - 51,000) stock options to consultants and have been recognized applying SFAS 123 using the Black-Scholes option pricing model which resulted in additional consulting expense of $2,736,608 (2001 - $66,963). Of the 2,097,000 options, 75,000 were granted on December 31, 2002 and have a vesting period of one year, consequently consulting expense related to these options will be recognized during the year ended December 31, 2003.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

13.      CAPITAL STOCK

         (a) During the year, the Company:

                  (i) completed two private placements whereby 400,000 shares of common stock were issued at a price of $2.50 per share and an additional 1,428,600 shares of common stock were issued at a price of $3.50 per share to independent third parties;

                  (ii) issued 439,500 shares of common stock at prices ranging from $0.25 to $1.50 per share upon exercise of stock options;

                  (iii) issued 30,000 shares of common stock at a price of $1.48 per share to a officer in lieu of six months of salary.

         (b) The Company is the plaintiff in a lawsuit demanding the return of the share certificate for 100,000 shares of stock originally given to the defendant as payment in advance for services. The services for which the advance was given were never performed or given to the Company, and the Company therefore received no consideration or value for such advance. Return of the share certificate for 100,000 shares was demanded within ten (10) days, namely by August 22, 2001, however, to date remains unreturned.

                  On date of issue, January 4, 2001, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share.

14.      SHORT-TERM INVESTMENT

         Short-term investment consists of a certificate of deposit bearing interest at 4.11% and maturing September 11, 2005. The Company will incur a penalty if principal is withdrawn before maturity date. The amount of penalty equals one half of the remaining days in the terms daily compounded interest on the total amount withdrawn. If the accrued interest is less than the calculated penalty at time of withdrawal, the difference between the penalty and the accrued interest will be deducted from the principal.

15.      SEGMENTED AND SIGNIFICANT CUSTOMER INFORMATION

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

15. SEGMENTED AND SIGNIFICANT CUSTOMER INFORMATION (Continued)

         The Company's sales in the United States of America and abroad amounted to 4%, 5% and 3% for the years ended December 31, 2002, 2001 and 2000 respectively. The remainder were earned in Canada.

         All the Company's long-lived assets are located in Canada.

         The Company had one major customer, Sunsolar Energy Technologies which comprised 95%, 94% and 96% of total sales for the years ended December 31, 2002, 2001 and 2000 respectively. The Company is exposed to concentrated credit risk with respect to its trade receivables from this customer. It seeks to keep this risk to a minimum by granting only 45 days credit terms to this customer.

16.      RELATED PARTY TRANSACTION

         A  director   provides  use  of  space  of  his  residence  to  conduct
         administrative duties without reimbursement from the Company.

17.      COMMITMENTS

         Property and premises leases

         The Company is committed to minimum rental payments for property and premises aggregating approximately $113,800 over the terms of leases expiring September 29, 2003 and November 1, 2005.

         Commitments in each of the next three years are approximately as follows:

         -----------------------------------------------------------------------
         2003                                                            $78,600
         2004                                                             19,200
         2005                                                             16,000
         -----------------------------------------------------------------------