Form 10QSB
period 2003-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2003-05-14
CIK 1069394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF   1934

         For the quarterly period ended MARCH 31, 2003
                                        --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES ACT OF 1934
         For the transition period from ________ to ________

                         Commission file number: 0-29649

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                 (Name of small business issuer in its charter)


          Nevada, USA                                      91-1922863
-------------------------------                ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

        2614 Queenswood Drive, Victoria, British Columbia, Canada V8N 1X5
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                     Issuer's Telephone Number: 250-477-9969


     Securities to be registered pursuant to Section 12(b) of the Act: None
     ----------------------------------------------------------------------

        Securities to be registered pursuant to Section 12(g) of the Act:
        -----------------------------------------------------------------
                         Common Stock $0.001 par value.
                         ------------------------------
                                (Title of Class)
                                ----------------
            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003. Common Stock, $0.001 par value - 11,671,916 Shares.

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

Overview
--------

Gross sales increased $904,646 during the first quarter of Fiscal 2003 as compared to the first quarter of Fiscal 2002. The increase was a result of increased production and sales in the Company's swimming pool division as well as the first significant revenue generated by the Water$avr division During the first quarter of Fiscal 2003, the Company experienced an increase in net income of $159,760 as compared to the first quarter of Fiscal 2002. The increase in net income was the result of the increase in revenue mentioned above.

Results of Operations
---------------------

Flexible Solutions is an environmental biotechnology company active in energy and water conservation products. The Company believes that its patented and patent-pending products are effective. All of the Company's products are biodegradable. The Company's corporate headquarters and research facilities are located in Victoria, British Columbia. It has one manufacturing plant situated in Calgary Alberta. The wholly owned Water$avr subsidiary is based in Yorkville IL.

For the first quarter of the current fiscal year, ending March 31, 2003, sales increased 240% to $1,281,266 compared to $376,620 for the same quarter of the previous year. The Company experienced a higher volume of sales during the first quarter Fiscal 2003 as its "Tropical Fish" product continued to gain market share, Heat$avr sold to the commercial pool sector increased and our new product "Water$avr (W$)" had its first significant quarter of revenue. Management expects that these trends will continue in the future.

General and administrative expenses for the Company were $412,994 for the first quarter up from $155,307 for the first quarter of last year. The increase in operating expenses was the result of the growth in the Company both in its Water$avr Division and its "Heat$aver" Division. Notable increases included: wages up to $138,670 from $31,755 directly a result of new hires in the W$ division and increased head count at the factory in Alberta for increased production; office costs up to $46,022 from $29,149 a result of the new office cost of the W$ division; travel, up to $34,184 from $7,611 due to world wide sales efforts in the W$ group; research to $17,531 from $0 as a result of breaking out the category; currency exchange to $16,167 from $0 for the same reasons; telephone to $8,762 from $2,257 as a result of the general increase in corporate activity and consulting, $41,684 from $0 as a result of expensing options granted to consultants (this is a non-cash expense generated for accounting requirements).

Management attributes the increase in general and administrative expenses to the fact that the Company has expanded the manufacturing and sales of its entire product line. Excluding the non-cash option expense, operating costs increased 139% to $371,310 from $155,307 while revenue increased 254%.

Net income for the quarter was $180,781 which represents an 760% increase over the first quarter of last year when net income was $21,021. As stated earlier, the increase in net income was due to an increase in sales of all product lines and commencement of sales in the Water$avr division.

Earnings per share were $0.02 (basic), $0.01(fully diluted) for the first quarter of Fiscal 2003 compared to $0.00 (basic) and $0.00 (fully diluted) for the first quarter of fiscal 2002.

Liquidity and Capital Resources
-------------------------------

As of March 31st, 2003, the Company had working capital of $6,344,840, which represented an increase of $5,810,013 as compared to the working capital position of $534,827 on March 31st 2002. The increase in working capital was due to net financings of $5,750,000 in April and July 2002 through private placements of common shares, capital realized from exercise of stock options in the 12 months to March 31st 2003 and the positive cash flow from operations over the 12 month period.

Accounts Receivable and Inventory represented 12.5% of current assets and both continue to turn over at acceptable rates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of May 11th 2003. However, the Company is exposed to interest rate risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and Canadian interest rates. In this regard, changes in U.S. and Canadian interest rates affect the interest paid on the Company's investments.


FOREIGN CURRENCY RISK

The Company operates primarily in Canada. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restriction imposed on its currency.





                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In December 2001, the Company filed suit in British Columbia Supreme Court against Equity Trust and John Wells. The Company is claiming that Equity Trust and John Wells did not provide the services for which they were paid 100,000 shares of common stock and loaned $25,000. The Company is seeking return (and cancellation) of the shares, repayment of the loan, costs and penalties from Equity Trust and John Wells. As of 3/31/2002, the BC Supreme Court has enjoined the defendant against any transaction regarding the shares until trial is complete. The Company has accounted for the loan as un-collectable; the 100,000 shares are included in reported issued/outstanding common stock. The Company will continue to prosecute this case to a final decision by the courts.

ITEM 2.  CHANGES IN SECURITIES
a.  No Disclosure Necessary.
b.  No Disclosure Necessary.
c. 101,000 shares of common stock issued in 1st Quarter of 2003 upon exercise of employee stock option with proceeds of $38,500 received. d. No Disclosure Necessary.

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

                      Flexible Solutions International Inc.
                                   Registrant

Date:  May 11th 2003    /s/  DANIEL B. O'BRIEN
                       --------------------------
                             President and CEO

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. (the Company) on form 10-Q for the period ended March 31st 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(b) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


/s/ DAN O'BRIEN
---------------
Dan O'Brien
CFO, May 11th 2003



                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. on form 10-Q for the period ended March 31st 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ DAN O'BRIEN
---------------
Dan O'Brien
CEO, May 11th 2003

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
                                                                 MARCH 31,     DECEMBER 31,
                                                                   2003            2002
------------------------------------------------------------- -------------    ------------
                                                                       (Unaudited)
ASSETS

CURRENT
  Cash                                                        $    405,492     $    556,789
  Short-term investment                                          5,112,762        5,062,495
  Accounts receivable                                              706,593           55,222
  Income tax recoverable                                            86,775          118,014
  Loan receivable                                                   10,964           10,082
  Inventory                                                        104,016          203,830
  Prepaid expenses                                                  76,454           87,321
------------------------------------------------------------- -------------    ------------

TOTAL CURRENT ASSETS                                             6,503,056        6,093,753
PROPERTY AND EQUIPMENT                                             132,981          128,566
INVESTMENT                                                          32,500           32,500
------------------------------------------------------------- -------------    ------------

TOTAL ASSETS                                                  $  6,668,537     $  6,254,819
============================================================= =============    ============

LIABILITIES

CURRENT
  Accounts payable                                            $    158,216     $     53,146
------------------------------------------------------------- -------------    ------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
   11,671,916 and 11,570,916 Common shares                          11,671           11,570
CAPITAL IN EXCESS OF PAR VALUE                                   9,411,231        9,328,648
SHARE SUBSCRIPTION RECEIVABLE                                      (16,217)         (16,217)
OTHER COMPREHENSIVE INCOME (LOSS)                                   23,829          (21,354)
ACCUMULATED DEFICIENCY                                          (2,920,193)      (3,100,974)
------------------------------------------------------------- -------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                       6,510,321        6,201,673
------------------------------------------------------------- -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,668,537     $  6,254,819
============================================================= =============    ============

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)
(UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                       2003            2002
--------------------------------------------------- -----------     -----------
SALES                                               $ 1,281,266     $   376,620
COST OF SALES
 (Exclusive of depreciation shown separately below)     687,067         187,410
--------------------------------------------------- -----------     -----------

GROSS PROFIT                                            594,199         189,210
--------------------------------------------------- -----------     -----------

OPERATING EXPENSES
  Wages                                                 138,670          31,755
  Professional fees                                      23,063          26,952
  Office                                                 46,022          29,149
  Consulting (note 2)                                    41,684               0
  Travel                                                 34,184           7,611
  Administrative salaries
   and benefits                                          17,642          25,014
  Research                                               17,531               0
  Currency exchange                                      16,167               0
  Rent                                                   14,398          15,772
  Subcontracting                                         10,248           6,035
  Telephone                                               8,762           2,257
  Shipping                                                3,692           3,164
  Stock promotion and
   transfer agent fee                                    33,120           3,820
  Bad debt expense (recovery)                                 0            (410)
  Depreciation                                            7,811           4,188
--------------------------------------------------- -----------     -----------

                                                        412,994         155,307
--------------------------------------------------- -----------     -----------

INCOME BEFORE OTHER ITEM AND INCOME TAX                 181,205          33,903
INTEREST INCOME                                          50,268               0
--------------------------------------------------- -----------     -----------

INCOME BEFORE INCOME TAX                                231,473          33,903
INCOME TAX                                               50,692          12,882
--------------------------------------------------- -----------     -----------

NET INCOME                                          $   180,781     $    21,021
--------------------------------------------------- -----------     -----------

NET INCOME PER SHARE                                     $ 0.02           $0.00
=================================================== ===========     ===========

DILUTED INCOME PER SHARE                                 $ 0.01          $ 0.00
=================================================== ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES                    11,610,138       9,378,338
DILUTIVE EFFECTS OF OPTIONS                           2,716,200         791,500
--------------------------------------------------- -----------     -----------

WEIGHTED AVERAGE NUMBER OF SHARES WITH DILUTION      14,326,338      10,169,838
=================================================== ===========     ===========

See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIODS ENDED MARCH 31
(U.S. DOLLARS)


                                                     Capital in       Share     Accumulated        Other          Total
                                                     Excess of    Subscription   Earnings       Comprehensive Stockholders'
                                Shares    Par Value  Par Value     Receivable  (Deficiency)    Income (Loss)     Equity
----------------------------- ----------  --------  -----------  -----------  --------------  -------------   -------------
BALANCE, DECEMBER 31, 1999     9,131,316     9,131      163,653            0  $      76,455   $      6,677    $    255,916
  Translation adjustment               0         0            0            0              0         (8,516)         (8,516)
  Net income                           0         0            0            0        138,971              0         138,971
----------------------------- ----------  --------  -----------  -----------  --------------  -------------   -------------
BALANCE, DECEMBER 31, 2000     9,131,316     9,131      163,653            0        215,426         (1,839)        386,371
SHARES ISSUED FOR
  Cash (October and December       9,500         9        4,116            0              0              0           4,125
  Services (January, July
    and November)                132,000       132      139,868            0              0              0         140,000
  Stock option compensation            0         0      256,076            0              0              0         256,076
  Translation adjustment               0         0            0            0              0        (22,003)        (22,003)
  Net loss                             0         0            0            0       (233,955)             0        (233,955)
----------------------------- ----------  --------  -----------  -----------  --------------  -------------   -------------
BALANCE, DECEMBER 31, 2001     9,272,816     9,272      563,713            0        (18,529)       (23,842)        530,614
UNAUDITED INFORMATION
  Issued for cash
    Private placement          1,828,600     1,829    5,998,271            0              0              0       6,000,100
    Exercise of stock options    439,500       439      150,686            0              0              0         151,125
  Services                        30,000        30       44,370            0              0              0          44,400
  Share issue costs                    0         0     (250,000)           0              0              0        (250,000)
  Share subscription                   0         0            0      (33,000)             0              0         (33,000)
  Payment of subscriptions
   receivable                          0         0            0       16,783              0              0          16,783
  Stock option compensation            0         0    2,821,608            0              0              0       2,821,608
  Translation adjustment               0         0            0            0              0          2,488           2,488
  Net loss, period ended
    September 30, 2002                 0         0            0            0     (3,082,445)             0      (3,082,445)
----------------------------- ----------  --------  -----------  -----------  --------------  -------------   -------------

BALANCE, SEPTEMBER 30, 2002   11,570,916  $ 11,570  $ 9,328,648  $   (16,217) $  (3,100,974)  $    (21,354)   $  6,201,673
============================= ==========  ========  ===========  ===========  ==============  =============   =============



See notes to consolidated financial statements.











FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIODS ENDED MARCH 31
(U.S. DOLLARS)


                                                     Capital in       Share     Accumulated       Other           Total
                                                     Excess of    Subscription   Earnings      Comprehensive  Stockholders'
                                Shares    Par Value  Par Value     Receivable  (Deficiency)    Income (Loss)      Equity
----------------------------- ----------  --------  -----------  -----------  --------------  -------------   -------------

CARRIED FORWARD               11,570,916  $ 11,570  $ 9,328,648  $   (16,217) $   (3,100,974) $     (21,354)   $  6,201,673

SHARES ISSUED FOR CASH
  Exercise of stock options      101,000       101       38,399            0              0              0          38,500
  Stock option compensation            0         0       44,184            0              0              0          44,184
  Translation adjustment               0         0            0            0              0         45,183          45,183
  Net income                           0         0            0            0        180,781              0         180,781
----------------------------- ----------  --------  -----------  -----------  --------------  -------------   -------------

Balance, March 31, 2003       11,671,916  $ 11,671  $ 9,411,231  $   (16,217) $   (2,920,193) $      23,829    $  6,510,321
============================= ==========  ========  ===========  ===========  ==============  =============   =============


































See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)
(UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                      2003               2002
------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                       $ 180,781         $  21,021
  Adjustments to reconcile net income
    to net cash, provided by operating activities
      Stock option compensation                       44,184                 0
      Depreciation                                     7,811             4,188
  Accrued interest income                            (50,267)                0
  Changes in Non-Cash Working Capital
    Accounts receivable                             (651,371)         (369,187)
    Inventory                                         99,814            48,076
    Prepaid expenses                                  10,867            27,916
    Accounts payable                                 105,070           140,299
    Income tax receivable                             31,239            25,543
    Unrealized foreign exchange gain (loss)           37,277                 0
------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                   (184,595)         (102,144)
------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment              (12,226)          (12,355)
  Note receivable                                          0             9,403
  Loan receivable                                       (882)                0
------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                    (13,108)           (2,952)
------------------------------------------------------------------------------

FINANCING ACTIVITY
  Proceeds from issuance of common stock              38,500            61,500
------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                7,906            (9,986)
------------------------------------------------------------------------------

OUTFLOW OF CASH                                     (151,297)          (53,582)
CASH, BEGINNING OF PERIOD                            556,789           190,457
------------------------------------------------------------------------------

CASH, END OF PERIOD                                $ 405,492         $ 136,875
==============================================================================






See notes to consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31
(U.S. DOLLARS)
(UNAUDITED)

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2002 Form 10-KSB.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2003 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY

         (a) During the period, the Company granted 50,000 stock options to consultants and have been recognized applying SFAS 123 using the Black-Scholes option pricing model which resulted in consulting expense of $20,625 for the three months ended March 31, 2003. Additional consulting expense of $21,059 have also been recognized on the 75,000 stock options granted on December 31, 2002 which have a vesting period of one year.

         (b) The following table summarizes the Company's stock option activity for the period:

                                           2003

                                                        Weighted
                                         Exercise        Average
                             Number        Price        Exercise
                           of Shares     Per Share       Price
------------------------------------  ----------------  --------

Balance, December 31, 2002 3,671,800  $ 0.25 to $ 5.50   $ 3.79
Granted During the Period     50,000       $ 3.25          3.25
Exercised                   (101,000) $ 0.25 to $ 1.50    (0.38)
------------------------------------  ----------------  --------

Balance, March 31, 2003    3,620,800  $ 0.25 to $ 5.50   $ 3.79
====================================  ================  ========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30
(U.S. DOLLARS)
(UNAUDITED)

--------------------------------------------------------------------------------

2.       STOCKHOLDERS' EQUITY (Continued)

                  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $2,500 was recognized as wages expense for the three months ended March 31, 2003. Had compensation expense been determined as provided in SFAS 123 using the Black- Scholes option - pricing model, the pro-forma effect on the Company's net income and per share amounts for the three months ended March 31, 2003 would have been as follows:



Net income, as reported                      $ 180,781
Net income, pro-forma                        $  88,038
Net income per share, as reported               $ 0.02
Net income per share, pro-forma                 $ 0.01
======================================================

                  The fair value of each option grant is calculated using the following weighted average assumption:



Expected life (years)                         5 years
Interest rate                                      3%
Volatility                                     36.55%
Dividend yield                                      0
=====================================================

         (c) Share subscription receivable represents amount due for stock purchased on exercise of options on June 30, 2002.