Form 10QSB
period 2003-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2003-08-12
CIK 1069394

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the quarterly period ended June 30th 2003
                                                 --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 11,787,916 shares as of June 30th 2003.

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

During the three months ended June 30th 2003, the Company experienced a net after tax income (loss) of ($230,078) as compared to income of $22,261 for the three months ended June 30th 2002. The loss resulted from the following: a large increase in wages and travel in our Water$avr division required by the world wide sales effort begun in late 2002, bigger expenses for professional fees including legal for the SB-2 filing, international patent prosecution and the listing on the AMEX exchange, and currency exchange adjustments resulting from the lower US$ and the higher CA$. Our cost of sales was severely impacted by the currency changes, rising to 61.7% from 52.8% in the year earlier period as our raw material and wage inputs are in CA$ while our receivables are in US$ and our prices were set in fall 2002. Some of the increased cost of sales was also due to the very high oil prices in the quarter leading to higher shipping, plastics and chemical prices. Management intends to increase prices to regain margin prior to the next sales season. Sales were flat in our swimming pool division this quarter with the Northeast suffering a second poor spring and early summer in a row. Water$avr division had no sales in the quarter, which was expected, as the sales cycle in that product line is long and the next scheduled payment from our largest distributor occurs in Q3. The overall result was a net income (loss) of ($230,078) for the second quarter of fiscal 2003 and a net income (loss) for the first six months of fiscal 2003 of ($49,297).

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and six month periods ended June 30th 2003 compared to the results of operations for the three month and six month periods ended June 30th 2002, and to changes in the Company's financial condition from December 31st 2002 to June 30th 2003.

THREE MONTHS ENDED June 30th 2003 and 2002

For the second quarter of the current fiscal year ending June 30th 2003, sales were $661,296 compared to $665,245 for the same quarter of the previous year. The flat sales were as a result of our distributors selling less into our primary residential markets in the Northeastern US and Eastern Canada probably due to cold weather early in the pool season leading to customers opening their pools later and requiring less of our Tropical Fish product. In the Water$avr division record sales in the first quarter were followed by none in second as new prospects were acquired and the long governmental sales cycle was begun.

Operating expenses were $561,114 for the second quarter, up from 232,258 for the second quarter of last year. This is as a result of increased costs related to wages, professional fees, currency translation and increased expenses for sales and marketing of our commercial pool and water conservation products. The largest increases were in the areas of wages (to 195,202 from 75,449) travel($44,235 from $2,725), professional fees ($104,810 from $2,545), currency exchange ($46,793 from none) and telecom ($15,838 from $2,677).

The net income (loss) for the quarter was represents a decrease over second quarter last year when the net income was $22,261. The decrease in income was a result of higher cost of product sold, increased activity in all aspects of our Water$aver division, professional fees for patents, financing documentation (SB-2), listing costs on the American Stock Exchange and currency exchange losses. As well, a proportion of the increased wage and administrative costs were associated with increased research and development of new products. The earnings (loss) per share (fully diluted) was ($0.02) for the three months ended June 30th 2003 compared to $0.00 for the three months ended June 30th 2002.

SIX MONTHS ENDED June 30th 2003

Sales in the first six months ended June 30th 2003 were $1,942,562 compared to $1,041,865 for the six months ended June 30th 2002. The large increase in sales was due to much higher sales of our swimming pool products in the first 3 months of 2003 combined with the first major sale of our Water$avr product and added to flat pool sales in the second 3 months resulted in an increase of $900,697 for the six months ended June 30th 2003 compared to the year earlier period.

Operating expenses for the Company were $974,108 for the six months ended June 30th 2003 up from $387,565 for the six months ended June 30th 2002. The increase in operating expenses are a result of increased salaries, wages, professional fees, travel, telecom and research and development and expansion of sales and marketing for commercial pool products and water conservation products.

The net income (loss) for the six months ended June 30th 2003 was ($49,297) compared to a net income of $43,282 for the six months ended June 30th 2002 The decrease in income was due to the increase in expenses related to new product research, development and marketing. The US$ dropped versus the CA$ for the entire six month period and this had the effect of increasing our input costs for product manufactured in Canada for our swimming pool division increasing our cost of goods sold to 56% from 42% in the year earlier period. International uncertainty drove oil prices to very high levels throughout the period, further adding to shipping and utility costs as well as increasing the cost of plastic and chemicals used in our pool products.

The earnings per share (fully diluted) was $0.00 for the six month period ended June 30th 2003 compared to $0.00 for the six month period ended June 30th 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30th 2003 the Company had working capital of $6,166,723, which represented an increase of $126,116 as compared to the working capital of December 31st 2002. The increase was a result of operating earnings and interest income from the six month period ending June 30th 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of June 30th 2003. However, the Company is exposed to interest rate risk.

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


                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS - None

         ITEM 2. CHANGES IN SECURITIES - 116,000 common shares were issued during the quarter.

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

                                         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                         (Registrant)

Dated: August 11th 2003                  /s/ DAN O'BRIEN
       ----------------                  ---------------------------------------
                                         Dan O'Brien, President and Director

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
June 30Th, 2003
(UNAUDITED - U.S. DOLLARS)

---------------------------------------------------------------------------------------------
                                                                 JUNE 30          DECEMBER 31
                                                                   2003               2002
--------------------------------------------------------------------------------------------
Assets

Current
  Cash and cash equivalents                                   $  240,786         $  556,789
  Short term investments                                       5,153,566          5,062,495
  Accounts receivable                                            545,709             55,222
  Income tax receivable                                           30,990            118,014
  Loan receivable                                                 11,909             10,082
  Inventory                                                      146,241            203,830
  Prepaid expenses                                               101,445             87,321
--------------------------------------------------------------------------------------------

                                                               6,230,646          6,093,753
Property and Equipment                                           154,438            128,566
Investment                                                       303,500             32,500
--------------------------------------------------------------------------------------------

                                                              $6,688,583         $6,254,819
--------------------------------------------------------------------------------------------

Liabilities

Current
  Accounts payable and accrued liabilities                    $   63,923         $   53,146
--------------------------------------------------------------------------------------------


Stockholders' Equity

Captial Stock
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
  11,787,916 (2002: 11,570,916) common shares                     11,788             11,570
Captial in Excess of Par Value                                 9,710,340          9,328,648
Share Subscription Receivable                                    (20,777)           (16,217)
Other Comprehensive Income (Loss)                                 73,579            (21,354)
Deficit                                                       (3,150,270)        (3,100,974)
--------------------------------------------------------------------------------------------

Total Stockholder's Equity                                     6,624,660          6,201,673
--------------------------------------------------------------------------------------------

Total Liabilites and Stockholder's Equity                     $6,688,583         $6,254,819
--------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
Three Months Ended June 30, 2003 and 2002
(UNAUDITED - U.S. DOLLARS)

-------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED JUNE 30
                                                     --------------------------
                                                         2003           2002
-------------------------------------------------------------------------------

Sales                                                 $ 661,296      $ 665,245
Cost of Sales                                           408,835        351,048
-------------------------------------------------------------------------------

Gross Profit                                            252,461        314,197
-------------------------------------------------------------------------------

Operating Expenses
  Wages                                                 195,202         75,449
  Administrative salaries and benefits                   21,833         47,012
  Advertising and promotion                              13,094          3,054
  Investor relations and transfer agent fee              35,547         54,477
  Office and miscellaneous                                4,817          9,799
  Rent                                                   23,124         13,665
  Consulting                                             30,719          9,642
  Professional fees                                     104,810          2,545
  Travel                                                 44,235          2,725
  Telecommunications                                     15,838          2,677
  Shipping                                                4,586          2,434
  Research                                                2,173              -
  Bad debt recovery                                           -             64
  Currency exchange                                      46,792              -
  Utilities                                              10,227          4,290
  Depreciation                                            8,116          4,425
-------------------------------------------------------------------------------

                                                        561,114        232,258
-------------------------------------------------------------------------------

Income (Loss) Before Interest Income and Income Tax    (308,653)        81,939
Interest Income                                          53,978              -
-------------------------------------------------------------------------------

Income (Loss) Before Income Tax                        (254,675)        81,939
Income Tax (Recovery)                                   (24,598)        59,678
-------------------------------------------------------------------------------

Net Income (Loss)                                    $ (230,078)     $  22,261
-------------------------------------------------------------------------------

Net Income (Loss) Per Share                             $ (0.02)           $ -
-------------------------------------------------------------------------------

Weighted Average Number of Shares                    11,709,916      9,893,728
-------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
Six Months Ended June 30, 2003 and 2002
(UNAUDITED - U.S. DOLLARS)

-------------------------------------------------------------------------------
                                                      SIX MONTHS ENDED JUNE 30
                                                     --------------------------
                                                        2003            2002
-------------------------------------------------------------------------------

Sales                                                $1,942,562     $1,041,865
Cost of Sales                                         1,095,902        538,458
-------------------------------------------------------------------------------

Gross Profit                                            846,660        503,407
-------------------------------------------------------------------------------

Operating Expenses
  Wages                                                 333,872        107,204
  Administrative salaries and benefits                   39,475         72,026
  Advertising and promotion                              29,158          3,054
  Investor relations and transfer agent fee              68,667         58,297
  Office and miscellaneous                               34,775         38,948
  Rent                                                   37,522         29,437
  Consulting                                             82,651         15,677
  Professional fees                                     127,873         29,497
  Travel                                                 78,419         10,336
  Telecommunications                                     24,600          4,934
  Shipping                                                8,278          5,598
  Research                                               19,704              -
  Bad debt recovery                                           -           (346)
  Currency exchange                                      62,959              -
  Utilities                                              10,227          4,290
  Depreciation                                           15,927          8,613
-------------------------------------------------------------------------------

                                                        974,108        387,565
-------------------------------------------------------------------------------

Income (Loss) Before Interest Income and Income Tax    (127,448)       115,842
Interest Income                                         104,246              -
-------------------------------------------------------------------------------

Income (Loss) Before Income Tax                         (23,202)       115,842
Income Tax Recovery                                      26,094         72,560
-------------------------------------------------------------------------------

Net Income (Loss)                                    $  (49,297)    $   43,282
-------------------------------------------------------------------------------

Net Income (Loss) Per Share                             $ (0.00)           $ -
-------------------------------------------------------------------------------

Weighted Average Number of Shares                    11,677,988      9,645,601
-------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(UNAUDITED - U.S. DOLLARS)

                                                       SIX MONTHS ENDED JUNE 30
                                                      2003             2002

OPERATING ACTIVITES
  Net income (loss)                                $ (49,297)         $ 43,282
  Stock compensation expense                          56,591                 -
  Depreciation                                        15,927             8,613
Changes in non-cash working capital items:
  Accounts receivable                               (490,487)         (203,913)
  Inventory                                           57,589            53,648
  Prepaid expenses                                   (14,124)           22,386
  Accounts payable                                    10,777            45,702
  Income tax receivable                               87,024            (4,629)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITES      (325,998)          (34,911)

INVESTING ACTIVITIES
  Acquisition of property and equipment              (41,799)          (12,073)
  Purchase of short-term investments                 (91,071)                -
  Acquisition of investments                        (271,000)         (913,307)
  Loan receivable                                     (1,827)           (4,356)

CASH USED IN INVESTING ACTIVITIES                   (405,697)         (929,736)

FINANCING ACTIVITY
  Proceeds from issuance of common stock             325,319         1,141,609
  Subscriptions received                              (4,560)                -

CASH PROVIDED BY FINANCING ACTIVITIES                320,760         1,141,609

Effect of exchange rate changes on cash               94,933             6,646

INFLOW (OUTFLOW) OF CASH                            (316,003)          183,608
Cash and cash equivalents, beginning of period       556,789           190,457

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 240,786         $ 374,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                 $ 78,378          $ 29,704
  Interest received                                  104,246                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issue of common stock for investment             $ 271,000               $ -