Form 10QSB
period 2003-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2003-11-14
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended Sept. 30th 2003
                                                ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from___________ to ____________

                      Commission file number ______________


                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                91-1922863
  (State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)


                 2614 Queenswood Dr. Victoria BC Canada V8N 1X5
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                               ( 250 ) 477 - 9969
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value
11,792,916 shares as of Sept. 30th 2003.   ----------------------------
----------------------------------------



Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30TH 2003
(UNAUDITED - U.S. DOLLARS)

===============================================================================================
                                                               SEPTEMBER 30       DECEMBER 31
                                                                   2003               2002
-----------------------------------------------------------------------------------------------

Assets

CURRENT
  Cash and cash equivalents                                        $ 141,435         $ 556,789
  Short term investments                                           5,206,178         5,062,495
  Accounts receivable                                                226,218            55,222
  Income tax receivable                                               58,000           118,014
  Loan receivable                                                     11,909            10,082
  Inventory                                                          227,292           203,830
  Prepaid expenses                                                    52,636            87,321
-----------------------------------------------------------------------------------------------

                                                                   5,923,670         6,093,753
PROPERTY AND EQUIPMENT                                               153,275           128,566
INVESTMENT                                                           310,125            32,500
-----------------------------------------------------------------------------------------------

                                                                 $ 6,387,070       $ 6,254,819
===============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                          $ 65,942          $ 53,146
-----------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
  11,792,916 (2002: 11,570,916) common shares                         11,793            11,570
CAPITAL IN EXCESS OF PAR VALUE                                     9,729,483         9,328,648
SHARE SUBSCRIPTION RECEIVABLE                                        (13,217)          (16,217)
OTHER COMPREHENSIVE INCOME (LOSS)                                     33,068           (21,354)
DEFICIT                                                           (3,440,000)       (3,100,974)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                         6,321,128         6,201,673
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $ 6,387,070       $ 6,254,819
===============================================================================================

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED - U.S. DOLLARS)

================================================================================
                                                 THREE MONTHS ENDED SEPTEMBER 30
--------------------------------------------------------------------------------
                                                          2003            2002
--------------------------------------------------------------------------------

SALES                                                  $ 40,009        $ 55,257
COST OF SALES                                            34,944          54,782
--------------------------------------------------------------------------------

GROSS PROFIT                                              5,064             475
--------------------------------------------------------------------------------

OPERATING EXPENSES
  Wages                                                  74,786          28,880
  Administrative salaries and benefits                   20,783           5,202
  Advertising and promotion                              31,757           8,976
  Investor relations and transfer agent fee              51,606          15,510
  Office and miscellaneous                               24,559           7,922
  Rent                                                   11,601          16,788
  Consulting                                             39,572       2,711,958
  Professional fees                                      45,270          37,478
  Travel                                                 41,611          13,608
  Telecommunications                                     11,976           2,124
  Shipping                                                6,409           3,462
  Research                                               41,594
  Bad debt expense (recovery)                               822               1
  Currency exchange                                     (42,172)          4,797
  Utilities                                               3,711           1,953
  Depreciation                                            8,841           6,390
--------------------------------------------------------------------------------

                                                        372,725       2,865,049
--------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX    (367,660)     (2,864,574)
INTEREST INCOME                                        50949.58          15,221
--------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                        (316,711)     (2,849,353)
INCOME TAX (RECOVERY)                                   (26,457)        (43,343)
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                      (290,254)    $(2,806,010)
--------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                             $ -0.02         $ -0.25
================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES                    11,791,612      11,448,128
================================================================================

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED - U.S. DOLLARS)

===============================================================================
                                                 NINE MONTHS ENDED SEPTEMBER 30
-------------------------------------------------------------------------------
                                                         2003           2002
-------------------------------------------------------------------------------

SALES                                               $ 1,982,571    $ 1,089,164
COST OF SALES                                         1,130,293        594,041
-------------------------------------------------------------------------------

GROSS PROFIT                                            852,277        495,123
-------------------------------------------------------------------------------

OPERATING EXPENSES
  Wages                                                 408,658        248,933
  Administrative salaries and benefits                   60,258         77,228
  Advertising and promotion                              60,915         37,739
  Investor relations and transfer agent fee             120,273         41,156
  Office and miscellaneous                               59,334         23,204
  Rent                                                   49,153         46,356
  Consulting                                            122,223      2,760,275
  Professional fees                                     173,143         67,283
  Travel                                                120,030         24,023
  Telecommunications                                     36,576          7,074
  Shipping                                               14,687          9,087
  Research                                               61,298              -
  Bad debt expense (recovery)                               822           (350)
  Currency exchange                                      20,787         20,205
  Utilities                                              13,938          4,159
  Depreciation                                           24,768         15,335
-------------------------------------------------------------------------------

                                                      1,346,862      3,381,707
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX    (494,584)    (2,886,584)
INTEREST INCOME                                         155,196         15,221
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                        (339,389)    (2,871,363)
INCOME TAX LOSS (RECOVERY)                                 (363)             -
-------------------------------------------------------------------------------

NET INCOME (LOSS)                                      (339,026)    (2,871,363)
-------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                             $ -0.03        $ -0.27
===============================================================================

WEIGHTED AVERAGE NUMBER OF SHARES                    11,715,619     10,555,256
===============================================================================

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED - U.S. DOLLARS)

=========================================================================================
                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                2003             2002
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                         $ (339,026)     $ (2,871,363)
  Stock compensation expense                                    68,998         2,844,758
  Depreciation                                                  24,768            15,335
Changes in non-cash working capital items:
  Accounts receivable                                         (170,996)          (29,045)
  Inventory                                                    (23,462)           18,505
  Prepaid expenses                                              34,685            39,803
  Accounts payable                                              12,796            11,014
  Income tax receivable                                         60,014           (90,406)
-----------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (332,223)          (61,399)
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                        (49,477)          (54,299)
  Purchase of short-term investments                          (143,683)            9,225
  Acquisition of investments                                  (277,625)
  Loan receivable                                               (1,827)              (69)
-----------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                             (472,613)          (45,143)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITY
  Proceeds from issuance of common stock                       401,058         5,867,600
  Subscriptions received                                         3,000            13,010
-----------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                          404,059         5,880,610
-----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                        (14,576)            4,921
-----------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                      (415,354)        5,778,989
Cash and cash equivalents, beginning of period                 556,789           190,457
-----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  141,435      $  5,969,446
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                         $   58,000      $     74,067
  Interest received                                            155,196            15,221
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issue of common stock for investment (2002 - services)    $  271,000      $     44,400
=========================================================================================

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

                  In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2003 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

         2.       STOCKHOLDERS' EQUITY

                  (a) During the prior period, the Company granted 30,000 stock options to consultants and have recognized consulting expense applying SFAS 123 using the Black-Scholes option pricing model which resulted in expense of $12,407 for the three months ended September 30, 2003.

                  (b) The following table summarizes the Company's stock option activity for the period:

--------------------------------------------------------------------------------
                                      2003
                                                                      Weighted
                                                  Exercise             Average
                                 Number              Price            Exercise
                               of Shares         Per Share              Price
--------------------------------------------------------------------------------

Balance, March 31, 2003        3,620,800      $ 0.25 to $ 5.50          $ 3.79
Granted During the Period          2,000           $ 4.25                 4.25
Exercised                         (5,000)     $ 0.25 to $ 2.28           (1.40)
--------------------------------------------------------------------------------
Balance, June 30, 2003         3,617,800      $ 0.25 to $ 5.50          $ 3.81
--------------------------------------------------------------------------------

                  (c) Share subscription receivable represents amount due for stock purchased on exercise of options on June 30, 2002.

         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         PERIODS ENDED SEPTEMBER 30
         (U.S. DOLLARS)
         (UNAUDITED)
--------------------------------------------------------------------------------

         3.       SUBSEQUENT EVENTS

                  On October 9, 2003, the Company announced the modification of the marketing agreement with Ondeo Nalco. Ondeo Nalco fell short of sales targets to maintain exclusive distributorship of WATER$AVR, opening other avenues for the company to pursue key markets internally. This resulted in the return of two million incentive stock options, which will be accounted for in the next quarter.

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

For the three months ended Sept. 30th 2003, the Company experienced a loss of $290,254 as compared to a loss of $2,806,010 for the three months ended Sept. 30th 2002. As in the quarter ending Sept. 30th 2002, the end of the Northeastern USA pool season reduces demand for our products in the usual cyclical manner and resulted in very low production requirements in 3rd quarter and revenue of $40,009 compared to $55,257 in the year earlier quarter. In addition, the Company increased expenditures in the areas of WATER$AVR sales and marketing and production equipment development. Finally, the Company produced the correct amount of product in Q-1 and Q-2 2003 as a percentage of annual sales and therefore did not have to carry high production rates into Q-3 2003.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, and the Company's 10K-SB for the years ended Dec. 31st 2000 and 2001 on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month and nine month periods ended Sept. 30th 2003, compared to the results of operations for the three month and nine month periods ended Sept. 30th 2002, and to changes in the Company's financial condition from December 31st 2002 to Sept. 30th 2003.

THREE MONTHS ENDED SEPT. 30TH 2003 AND 2002

For the third quarter of the current fiscal year ending Sept. 30th 2003, sales were $40,009 compared to $55,257 for the same quarter of the previous year. This essentially flat sales result was expected since third quarter is our slowest every year, a situation that is expected to continue because most sales to the residential pool market are completed by the end of second quarter each year.

Operating expenses were $372,725 for the third quarter, down from $2,865,049 for the third quarter of last year. The decrease is as a result of non-recurrence of a non-cash expense ($2,704,000) to account for options granted to Ondeo Nalco Company. Flexible Solutions continued increased spending on sales and marketing for Water$avr and development of advanced production machinery. The largest real increases were in the areas of wages ($74,786 versus $28,880), advertising and promotion, ($31,757 from $8,976), investor relations and transfer agent ($51,606 from $15,510), travel ($41,611 from $13,608) and research from $nil to $41,594. These increases were primarily related to promoting, developing and marketing the new Water$avr products. Additional personnel were hired for these purposes and travel increased in line with the personnel in order to promote the products throughout North America and around the world.

The loss for the quarter was $290,254, a huge decrease from third quarter last year when the loss was $2,806,010. The decreased loss was almost all related to non-cash option expenses. Cost of sales decreased to 87% from 99% as a result of lower sales with a concurrent larger reduction in costs.

The loss per share was $0.02 for the three months ended Sept. 30th 2003 compared to a loss of $0.25 for the three months ended Sept. 30th 2002.

NINE MONTHS ENDED SEPT. 30TH 2003 AND 2002

Sales in the nine months ended Sept. 30th 2003 were $1,982,571 compared to $1,089,164 for the nine months ended Sept. 30th 2002. The 82% increase was a result of the increase in sales in our swimming pool division in the first two quarters combined with the first significant sales from the drinking water product, "Water$avr".

Operating expenses for the Company were $1,346,662 for the nine months ended Sept. 30th 2003 down from $3,381,707 for the nine months ended Sept. 30th 2002. The nine months ended Sept. 30th 2002 included a non-cash charge of $2,704,000 for expensing consultant options. The cash increase in operating expenses were as a result of increases in sales and marketing costs for Water$avr.

The net income for the nine months ended Sept. 30th 2003 was ($339,026) compared to a net income of ($2,871,363) for the nine months ended Sept. 30th 2002. The cash flow from operations decreased substantially from ($61,399 to ($332,223) as costs related to the sales and marketing of Water$avr increased.
The loss per share was $0.03 for the nine-month period ended Sept. 30th 2003 compared to a loss of $0.27 for the nine-month period ended Sept. 30th 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash on hand of $5,347,613 as of the end of the quarter.

As of Sept. 30th 2003 the Company had working capital of $5,857,728 as compared to working capital of $6,040,607 on Dec 31st 2002. The decrease was a result of operational costs incurred to market Water$avr during the 9 months ended Sept 30th 2003.

The Company has no external sources of liquidity in the form of credit lines from banks.
Management believes that its available cash will be sufficient to fund the Company's working capital requirements through December 31st 2004. Management further believes that available cash will be sufficient to implement the Company's expansion plans. No investment banking agreements are in place and there is no guarantee that the Company will be able to raise capital in the future should that become necessary.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES
               - 2000 options were granted to an employee during the period.
               - 5,000 options were exercised by an employee during the
                 period for proceeds to the Company of $7,000.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  (a) EXHIBITS
                 31    Certification pursuant to Rule 13a-14(a)/15d-14(a)
                 32    Certification pursuant to 18 U.S.C. SS. 1350

         (b) Reports on Form 8-K
                 July 10th 2003
                 Aug 5th 2003

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

                                        FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                        (Registrant)

Dated: November 14th 2003               /s/ DAN O'BRIEN
       ------------------               ---------------------------------------
                                        Dan O'Brien, President and Director