Form 10KSB
period 2003-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2004-03-29
CIK 1069394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

           Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB (X )

      Issuer's revenues for its most recent fiscal year $2,321,120

      The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 19, 2004 was approximately $27,225,440 based on the closing price for shares of the Company's common stock on the American Stock Exchange for that date.

           On March 19, 2004, approximately 11,794,916 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      No documents are incorporated by reference.

      Transitional Small Business Disclosure Format (check one):
       Yes(  ) No (X)

                                     PART I

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

THIS REPORT, INCLUDING THE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS RELATING TO DEVELOPMENT OF NEW PRODUCTS, THE FINANCIAL CONDITION OF THE COMPANY, THE ABILITY TO INCREASE DISTRIBUTION OF THE COMPANY'S PRODUCTS, INTEGRATION OF BUSINESSES THE COMPANY ACQUIRES, AND DISPOSITION OF ANY CURRENT BUSINESS OF THE COMPANY. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "ANTICIPATE", "ESTIMATE", "CONTINUE", "PLANS", "INTENDS", OR OTHER SIMILAR TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS MAY DIFFER MATERIALLY FROM WHAT IS ANTICIPATED OR FORECASTED IN THESE FORWARD-LOOKING STATEMENTS DUE TO NUMEROUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF THE COMPANY TO GENERATE OR OBTAIN SUFFICIENT WORKING CAPITAL TO CONTINUE ITS OPERATIONS, CHANGES IN DEMAND FOR THE COMPANY'S PRODUCTS, THE TIMING OF CUSTOMER ORDERS AND DELIVERIES, AND THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING. IN ADDITION, SUCH STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND GROWTH RATES, AND GENERAL DOMESTIC AND INTERNATIONAL ECONOMIC CONDITIONS.

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

OUR HEAT$AVR PRODUCT

The primary product of Flexible is HEAT$AVR which represented approximately 80% of our sales in 2003. HEAT$AVR is a chemical product for use in swimming pools and spas that forms a thin, invisible layer on the surface of water which reduces the amount of water evaporation and heat loss from the pool. The product is marketed as a cost effective and convenient way to save on the cost of energy required to heat pools and spas. Approximately 70% of the energy lost from a swimming pool occurs through evaporation.

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

We market HEAT$AVR to the residential market primarily in the form of our "Tropical Fish" dispenser. Each Tropical Fish dispenser is made of molded plastic in the form of a ten inch long colorful Tropical Fish that is filled with enough HEAT$AVR solution to cover the surface of a 400 square foot swimming pool for about one month. The Tropical Fish is deployed by snipping the fin and tossing the fish into the pool where it submerges to the bottom of the pool. Water pressure causes the HEAT$AVR liquid inside to escape into the water where it rises to the surface and forms an invisible layer on the surface of the water. The empty dispenser is removed and replaced. The Tropical Fish product has a suggested retail price of $9.95 in the United States.

BENEFITS OF HEAT$AVR USE IN OUTDOOR POOLS

In outdoor swimming pools HEAT$AVR provides savings on pool heating costs and provides convenience of use when compared to pool blankets.

Pool personnel often find it inconvenient to use conventional pool blankets correctly and consistently. Pool blankets are plastic covers which are cut to the size and shape of the surface of the pool or spa. They float on the surface and perform the same purpose as HEAT$AVR; reducing energy cost by inhibiting evaporation. Of course a blanket must be removed and stored prior to swimmers entering the pool and provides no energy savings when not in the pool. HEAT$AVR eliminates the necessity of installing, removing and storing the blanket and works 24 hours a day. We believe that the ease of use provided by HEAT$AVR results in more consistent usage.

BENEFITS OF HEAT$AVR USE IN INDOOR POOLS

Use of HEAT$AVR in indoor pools results in even greater energy savings. Indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure atmosphere less energy is required to maintain a pool at the desired temperature, there is a reduced load on the air--conditioning system because less is heat transferred from the pool water to the surrounding air and less water vapor will have to be removed from the air to maintain the required comfort level. Air--conditioned indoor pools are very high users of energy because swimmers and loungers have differing temperature expectations which require both water heat, generally by gas, and electric air cooling to keep both groups happy in the same room.

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

Existing in-ground pools in U.S.-- 4,210,000

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

MARKETING AND SALES

The HEAT$AVR and Tropical Fish products are sold in Canada and the United States by Flexible's exclusive distributor, Sun Solar Energy Technologies, and in Australia by Hydro--Flexible Solutions PTY. Flexible also sells HEAT$AVR directly into the United States to both wholesale and retail accounts. We have about 259 active customers. However, in the year ended December 31, 2003 Sun Solar Energy Technologies represented 73% of our total sales.

OUR AGREEMENT WITH SUN SOLAR ENERGY TECHNOLOGIES

We have a written agreement with Sun Solar Energy Technologies, our exclusive distributor for our Tropical Fish product in the U.S. and Canada. This customer represented 73% of our total sales in 2003. In February 1998 we entered into an exclusive distributorship with Sun Solar Technologies for our Tropical Fish product. The agreement gives Sun Solar exclusive right to distribute our Tropical Fish product in the United States and Canada. In order to maintain the exclusivity of such distribution, Sun Solar must order and pay for at least 860,000 units in the year ending February 29, 2004. Such exclusive agreement terminates on February 29, 2004. We have agreed to give Sun Solar a right of first refusal in the event we propose to sell our Flexible Solutions Ltd. subsidiary. If such subsidiary is sold we must require the purchaser to fulfill the exclusive distribution contract with Sun Solar and Sun Solar can veto the proposed sale to an entity which it reasonably believes may have an intent to discontinue manufacture of our Tropical Fish product. The agreement also provides that Sun Solar will sell its veto for a reasonable premium arrived at a price mutually agreed upon with a mediator. The agreement also provides that Flexible has a right of first refusal if Sun Solar proposes to sell its exclusive distributorship. If such distributorship is sold Sun Solar's sales performance minimums are required to be binding on the new owner. The agreement also provides that if such exclusive distribution rights are sold by Sun Solar, the buyer must advance to Flexible $1.00 US for each Tropical Fish which must be bought in the year of sale to maintain the distribution agreement exclusivity, which payment will be credited to future orders of Tropical Fish at the rate of $1.00 US per fish as the orders are made. We have also agreed to offer distribution rights on new swimming pool products to Sun Solar in the US and Canada if it is up-to-date on its sales performance requirements. There can be no assurance that our exclusive distributorship with Sun Solar will be renewed past its current expiration on February 29, 2004. We grant Sun Solar 45 days to pay for product ordered after shipment.

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

OUR WATER$AVR PRODUCT

We introduced our WATER$AVR product in June 2002. This product utilizes our core technology to reduce water evaporation. It is marketed as a water conservation product for use where water is standing or gently flowing and the need for water conservation can justify the cost of purchase and deployment of the product. We believe that our WATER$AVR product may find a market for use in:

       Reservoirs, Potable water storage, Aqueducts and canals, Agricultural irrigation, Flood water crops, Lawn and turf care, Potted and bedding plants, Stock watering ponds, Mining

WATER$AVR is sold in granulated form. It can be provided in shaker containers holding 3/4 pound or in 50 pound weatherproof bags. We also offer a dispenser for WATER$AVR to automate deployment of the product. The product can be applied in various ways from hand dispersal to fully automated scheduled metering.

CURRENT STATUS OF OUR WATER$AVR PRODUCT

We anticipate our initial market for WATER$AVR will be in India and the USA. We have provided quantities of the product for testing in these countries and if successful anticipate that substantial orders may be received. The product will also be marketed in both developed and lesser developed countries to address water conservation concerns. We are seeking to establish strategic relationships with companies in the water processing industry who have marketing and manufacturing operations in countries with water conservation concerns. We have 2 full time employees and 2 other employees more than 50% assigned to establishing sales channels throughout the world for WATER$AVR.

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
      All except agriculture                   All, except India, Pakistan,
      and large retail                         Bangladesh, Sri Lanka, Nepal,
                                               Bhutan, Mauritania, Malaysia and
                                               Singapore.

At that time we also granted Ondeo Nalco an option to purchase 1,000,000 shares of our common stock at $4.25 per share and they will receive additional options to purchase 1,000,000 shares at $5.50 per share by meeting certain sales targets. The distributor is not required to purchase any quantity of WATER$AVR and there can be no assurance that we will achieve substantial sales of WATER$AVR to this distributor. The exclusive markets convert to non-exclusive if the distributor does not meet certain thresholds of sales.

Ondeo Nalco was successful in reaching the sales milestones required to maintain their exclusive rights until September 30th 2003 at which time they missed a milestone payment. As a result, the exclusive rights reverted to non-exclusive and the option grants were cancelled and accounted for as cancelled in the year 2003.

Ondeo Nalco continues to distribute W$ non-exclusively and to manufacture W$ as per our manufacturing agreement that is separate from distribution.

COMPETITION

One other company (Jonah) manufactures a chemical evaporation reduction product which competes with our HEAT$AVR product. Their product has had limited sales to date and does not have the huge convenience factor of "Tropical Fish". HEAT$AVR does compete against plastic pool blanket products. We compete against pool blankets on the basis of convenience of use of HEAT$AVR versus the inconvenience of deploying and storing pool blankets. Pool owners and operators may also decide that no evaporation control product is needed for their pools. We are aware of one chemical product manufactured by Aegis Chemical Industries Ltd. of India which competes with our WATER$AVR product. We believe WATER$AVR is a superior product for the following reasons:

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

Water conservation is an important priority throughout the world and numerous researchers in industry and academia are seeking to develop solutions which may compete with, or be superior to our products. Climate changes which relieve water shortage conditions or a technological breakthrough in water desalination could reduce the need for water conservation products.

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

GOVERNMENTAL REGULATIONS

Chemical products for use in swimming pools are covered by a variety of governmental regulations in the countries where we sell our products. Such regulations cover such matters as packaging, labeling and product safety. We believe our products are in compliance with such regulations. Our WATER$AVR product will be subject to additional regulation in some countries particularly for agricultural and drinking water uses. We will address these issues on a country--by--country basis. We do not anticipate that governmental regulations will be an impediment to marketing WATER$AVR because the ingredients have been used in agriculture for many years for other purposes. We will require approval to sell WATER$AVR in the United States for agricultural or drinking water users. We have already applied for and received NSF (national sanitation foundation) approval for drinking water in the U.S.

PROPRIETARY RIGHTS

Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold three U.S. patents and are seeking to extend these patents to certain other countries. We also have seven patent applications pending. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products which may be equivalent or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

EMPLOYEES

As of December 31, 2003, we employed 20 persons including one officer, 9 sales and customer support and eleven in manufacturing. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

ITEM 2.  DESCRIPTION OF PROPERTY

Our President provides use of space in his residence to conduct his administrative duties and we do not reimburse him for such use. We rent 1,400 sq. ft. of sales and research space in Victoria BC for $1050 a month. We lease an 11,000 sq. foot building in Calgary, Alberta, Canada for $3,150 per month until September 2006 for manufacture of our products. Subsequent to year end, we leased 1900 square feet in Richmond BC as additional space for sales and customer support at a price of $1640 per month. We also lease 2000 square feet of research space in Victoria BC for $1171 per month.

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

In November 2003, an ex-employee, Patrick Grant filed suit against Flexible Solutions in Cook County Circuit Court, Cook County IL, claiming wrongful dismissal and seeking return of option rights or cash. Management considers the case without merit and is disputing the suit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of our shareholders in the quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

Our common stock began trading on the American Stock Exchange under the symbol FSI on November 19, 2002. Prior to that, our stock traded on the over-the-counter market and was quoted on the NASD Electronic Bulletin Board.

The following is the range of high and low closing sales or bid prices for Flexible common stock for the periods indicated:

                               SALES OR BID PRICES

                   2003                        High          Low
                   ----                        ----          ---

                 January 2-March 30            $3.40         $2.25
                 April 2- June 29               3.40          2.39

                 July 2 - September 28          3.60          2.90

                 October  1 - December  31      5.35          3.00

                   2002
                   ----

                 January 2 - March 28           3.57          1.30
                 April 1 - June 28              4.10          2.50
                 July 1 - September 30          3.85          1.95
                 October 1 - December 31        3.85          2.77

Prices since November 19,2002 represent high and low prices on the American Stock Exchange. Prices prior to November 19, 2002 represent inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. We had 23 record holders of our common stock on December 31, 2003. Such shares are owned by an estimated 582 beneficial owners.

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

      -------------- -------------------------- ------------------------ -------------------------
                     NUMBER OF SECURITIES       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                     TO BE ISSUED UPON          EXERCISE PRICE OF        REMAINING AVAILABLE
                     EXERCISE OF OUTSTANDING    OUTSTANDING OPTIONS,     FOR FUTURE ISSUANCE UNDER
                     OPTIONS,WARRANTS AND       WARRANTS AND RIGHTS      EQUITY COMPENSATION PLANS
                     RIGHTS                                              (EXCLUDING SECURITIES
                                                                         REFLECTED IN COLUMN (A))

                                  A                       B                        C
      -------------- -------------------------- ------------------------ -------------------------
      PLAN CATEGORY

      -------------- -------------------------- ------------------------ -------------------------
      EQUITY                     -0-                      -                       -0-
      COMPENSATION
      PLANS
      APPROVED
      BY SECURITY
      HOLDERS

      -------------- -------------------------- ------------------------ -------------------------
      EQUITY                   1,699,000                $2.84                     -0-
      COMPENSATION
      PLANS NOT
      APPROVED BY
      SECURITY
      HOLDERS(1)

      -------------- -------------------------- ------------------------ -------------------------
      TOTAL                    1,699,000                $2.84                     -0-
      ============== ========================== ======================== =========================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating activities are related primarily to manufacturing and marketing our swimming pool chemical product called "HEAT$AVR", including the consumer version packed in our "Tropical Fish" dispenser. In June 2002 we introduced a fresh water evaporation control chemical product called "WATER$AVR" which has recorded sales of just over $500,000 in full year 2003. This represents approximately 22% of sales and 20% of total revenue.

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

RESULTS OF OPERATIONS

Year ended December 31, 2003 and 2002
-------------------------------------
Sales for the year ended December 31, 2003 were $2,321,120 compared to $1,112,192 for the 2002 period, an increase of $1,208,928 or 109%. Our sales increase was primarily the result of increased sales in residential swimming pool products, increased sales in the commercial pool division and the beginning of Water$avr sales. We increased the price of our residential product by 12.5% in third Quarter.

Our overall gross profit margin on product sales decreased to 41.3% in 2003 from 47.7% in 2002. This decrease was primarily due to higher costs for employees, travel and product awareness efforts at the Water$avr Global division in Illinois. There were also extra costs related to the labor and material inputs for the swimming pool products as a result of the significant rise of the Canadian dollar versus the US$.

The Company realized a net recovery on its operating expenses for the year of $816,054, compared an expense of $3,701,899 in 2002. We cancelled over 2 million stock options to consultants which resulted in a non-cash expense recovery of $2,282,282 in 2003. In 2003 we also increased sales and marketing costs in connection with our WATER$AVR product and this was reflected in increased wages, office, rent, telephone and travel expenses. We incurred higher professional fees in the 2002 period primarily due to increased legal and accounting expenses and specific consultants directed at increasing Water$avr sales as quickly as possible in countries outside the USA. Depreciation expense was $37,712 for the 2003 period compared to $24,683 for 2002 reflecting depreciation for additional property and equipment added in 2003. Our expenses to increase investor awareness of our company were significantly more than in 2002 and this resulted in an increase in investor relations and transfer agent's fee in 2003. We also had credit of $31,955 in 2003 for currency exchange. There was expense of $19,180 from such item in 2002.

Our income tax provision for 2003 reflected a benefit of $25,892 little changed from an income tax benefit of $21,456 in 2002. We had interest income of $203,310 in 2003. There was a net income of $2,003,316 in the 2003 period compared to a net loss of $3,082,445 in 2002.

Year Ended December 31, 2002 and 2001
-------------------------------------
Fiscal 2002 revenue dropped to $1,112,192 from $1,334,273 in 2001, we believe because the pool season in the eastern USA and Canada was reduced as a result of seasonal weather issues that shortened the season and reduced call for our products. There were no price changes in the period and product mix did not shift significantly. Tropical Fish was responsible for 94-95% of sales during the period.

Operating expenses for 2002 were $3,701,899 up from $806,020 in the 2001 period. Approximately $2,700,000 of 2002 operating expenses was a result of expensing consultant options granted to Ondeo Nalco. Cash expense also increased due to increased production levels and to further introduction of WATER$AVR. In the 2002 period we increased sales and marketing costs in connection with our WATER$AVR product and this was reflected in increased wages, office, rent, telephone and travel expenses. We incurred higher professional fees in the 2002 period primarily due to increased legal and accounting expenses. Depreciation expense was $24,683 for the 2002 period compared to $18,910 for 2001 reflecting additional depreciation for additional property and equipment added in 2002. We also undertook to rationalize our program to increase investor awareness of our company and this effort resulted in a decrease in investor relations and transfer agent's fees in 2002 compared to 2001.

There was a net loss of $3,082,445 in 2002 compared to net loss of $233,955 in 2001.

Liquidity and Capital Resources
-------------------------------
We sold 1,828,600 shares of common stock to investors in 2002 for net proceeds of $5,750,000. During 2003 we consumed $369,542 of this capital while introducing and building awareness of our new product, Water$avr. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $1 million in the next twelve months to attempt to increase the sales of our products by adding sales and marketing professionals, increasing advertising and promotion expenses, improving our products, developing additional uses for our core technology and makeing additional patent applications. There can be no assurance that such expenditures will result in significant increase in sales of our products. Approximately $800,000 of such expenditures are related to our recently introduced WATER$AVR product. There can be no assurance that any of the expenditures will result in additional sales revenues.

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

We are dependent upon the services of Dan O'Brien, who serves as our president and chief executive officer. Our business would be adversely affected if the executive services of Mr. O'Brien ceased to be available us because none of our other employees could take over the management activities of Mr. O'Brien. Therefore we would have to recruit one or more new executives but there can be no assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. Mr. O'Brien does not have an employment contract with Flexible. We have a key man life insurance policy in the amount of CDN $400,000 (currently approximately USD$300,000) on Mr. O'Brien.

Our revenues would be substantially reduced if we lost the major customer that accounts for a substantial amount of our sales.

Our exclusive U.S. and Canadian distributor of our HEAT$AVR product packaged in our Tropical Fish dispenser account for 73% of our sales revenues in 2003 and 94% of our sales revenues in 2002. Although we have an agreement with such firm which is described above, this agreement does not require the distributor to purchase any minimum amount of our products, nor does it prevent it from handling competing products. If our distributor reduced its purchase or ceased to purchase our products we would suffer substantial reduction in our sales and would have to make alternative arrangements to distribute our Tropical Fish product in the U.S. and Canada. There can be no assurance that we would be able to replace the services of this distributor on satisfactory terms. Subsequent to year end 2003, on Feb 29th 2004, the distribution contract with Sunsolar ended and was not renegotiated. The Company has decided to retain responsibility for distribution internally and has hired new, experienced staff to execute worldwide distribution from our Richmond BC office. Sunsolar ordered sufficient product through the winter to ensure that retail merchants has stock on hand for the start of the summer season. FS will be responsible for restocking during the summer and all sales in future.

We are no longer subjected to concentrated credit risk from a major customer but our exposure to bad debts will increase as we shift to servicing a larger retail base.

We allow our major customer 45 days to pay for each shipment of product we make to them. This represents risk that we would be subject to substantial write-off of our accounts receivable if this customer defaulted on their payment obligations to us. After March 31st 2004, this risk will be minimal.

The recent introduction of our Water$avr product may result in losses.

We introduced our WATER$AVR product in June 2002. We have delivered quantities for testing by potential customers but only one customer has ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We cannot assure that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $800,000 on WATER$AVR in 2004.

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

ITEM 7 FINANCIAL STATEMENTS

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS
Consolidated Balance Sheets                                        Exhibit "A"
Consolidated Statements of Operations                              Exhibit "B"
Consolidated Statements of Stockholders' Equity                    Exhibit "C"
Consolidated Statement of Cash Flows                               Exhibit "D"
Notes to Consolidated Financial Statements                         Exhibit "E"

               [Letterhead of Cinnamon Jang Willoughby & Company}
                            [Chaartered Accountants]

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the board of directors and stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL
INC.:

         We have audited the consolidated balance sheet of Flexible Solutions International Inc. as at December 31, 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.
         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
         In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.
         The financial statements as at December 31, 2002 and 2001 and for the years then ended were audited by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated March 12, 2003.

                                            "Cinnamon Jang Willoughby & Company"

                                            Chartered Accountants
Burnaby, BC
March 15, 2004


















     MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.
               Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

      HLB Cinnamon Jang Willoughby & Company is a member of HLB International. A world-wide organziation of accounting firms and business advisors.

                                                                     Exhibit "A"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2003

ASSETS                                                             2003                 2002
                                                                ----------           ----------
Current:
  Cash and cash equivalents                                    $   237,080          $   556,789
  Short-term investments (Note 4)                                5,033,837            5,062,495
  Accounts receivable                                              294,238               55,222
  Income taxes recoverable                                          86,243              118,014
  Loan receivable (Note 5)                                          17,585               10,082
  Inventory                                                        212,938              203,830
  Prepaid expenses (Note 6)                                         36,101               87,321
                                                                ----------           ----------
                                                                 5,918,022            6,093,753
Property, equipment and leaseholds (Note 7)                        167,589              128,566
Investments (Note 8)                                               303,500               32,500
                                                                ----------           ----------
                                                                $6,389,111           $6,254,819
                                                                ==========           ==========
LIABILITIES

Current:
  Accounts payable and accrued liabilities                     $   157,643         $     53,146
  Due to shareholders                                                7,700                -
                                                                ----------           ----------
                                                                   165,343               53,146

STOCKHOLDERS' EQUITY

Share Capital:
  Authorized -
    50,000,000 Common shares with a par value of $0.001 each
     1,000,000 Preferred shares with a par value of $0.01 each
  Issued and Outstanding -
    11,794,916  (2002 - 11,570,916) Common shares (Note 13)         11,794               11,570
  Capital in excess of par value                                 7,306,613            9,328,648
  Share subscription receivable                                   -                     (16,217)
                                                                ----------           ----------
                                                                 7,318,407            9,324,001
Other comprehensive income (loss)                                    3,023              (21,354)
Deficit, per Exhibit "C"                                         1,097,662            3,100,974
                                                                ----------           ----------
                                                                 6,223,768            6,201,673
Commitments (Note 15)
Contingencies (Note 16)
                                                                ----------           ----------
                                                                $6,389,111           $6,254,819
                                                                ==========           ==========







- See accompanying notes -

                                                                     Exhibit "B"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                        2003                2002               2001
                                                ------------        ------------       ------------
Sales                                           $  2,321,120        $  1,112,192       $  1,334,273
Cost of Sales                                      1,363,064             581,422            662,807
                                                ------------        ------------       ------------
Gross Profit                                         958,056             530,770            671,466
                                                ------------        ------------       ------------
Operating Expenses:
    Administrative salaries and benefits              80,999              45,312             46,639
    Advertising and promotion                         63,871              45,000           -
    Bad debts                                         24,747                 230             26,570
    Commission                                      -                   -                     1,130
    Consulting (recovery)                         (2,282,282)          2,790,445             83,593
    Currency exchange (gain) loss                    (31,955)             19,180             (2,368)
    Depreciation                                      37,712              24,683             18,910
    Investor relations and transfer agent fee        173,268              96,954            241,573
    Office and miscellaneous                          83,854              77,703             48,398
    Professional fees                                190,638              53,548             23,338
    Rent                                              70,538              61,126             28,978
    Research                                          67,615               2,523           -
    Shipping                                          19,203              10,771             13,563
    Telecommunications                                41,445               9,326              5,616
    Travel                                           150,116              50,213             23,125
    Utilities                                         17,246            -                  -
    Wages                                            476,931             414,885            246,955
                                                ------------        ------------       ------------
                                                    (816,054)          3,701,899            806,020
                                                ------------        ------------       ------------
Income (Loss) before other income                  1,774,110          (3,171,129)          (134,554)
                                                ------------        ------------       ------------
Other Income:
    Interest                                         203,310              67,228           -
    Gain on disposal of property and equipment      -                   -                       863
                                                ------------        ------------       ------------
                                                     203,310              67,228                863
                                                ------------        ------------       ------------
Income (Loss) before income taxes                  1,977,420          (3,103,901)          (133,691)
Income taxes (recovery)                              (25,892)            (21,456)           100,264
                                                ------------        ------------       ------------
Net Income (Loss), to Exhibit "C"               $  2,003,312        $ (3,082,445)       $  (233,955)
                                                ============        ============       ============

Net Income (Loss) per share (Note 11)           $       0.17        $      (0.29)       $     (0.03
                                                ============        ============       ============

Weighted average number of shares                 11,734,880          10,555,754          9,247,949
                                                ============        ============       ============



- See accompanying notes -

                                                                     Exhibit "C"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003




                                                             Capital in    Share          Other           Accumulated   Total
                                                              Excess of   Subscription   Comprehensive    Earnings    Stockholders'
                                       Shares    Par Value    Par Value   Receivable    Income (Loss)   (Deficiency)   Equity
                                                     $            $           $               $               $              $
                                      ---------- ---------   ----------   ------------  --------------  ------------  -------------
Balance, December 31, 2001             9,272,816    9,272       563,713                     (23,842)        (18,529)     530,614
Shares Issued:
  For Cash -
      Private placement                1,828,600    1,829     5,998,271            -             -               -     6,000,100
      Exercise of stock options          439,500      439       150,686            -             -               -       151,125
  For services                            30,000       30        44,370            -             -               -        44,400
  Share issue costs                           -        -       (250,000)           -             -               -      (250,000)
  Share subscription                          -        -             -        (33,000)           -               -       (33,000)
  Payment of subscription receivable          -        -             -         16,783            -               -        16,783
  Stock option compensation                   -        -      2,821,608            -             -               -     2,821,608
Translation adjustment                        -        -             -             -          2,488              -         2,488
Net Loss -                                    -        -             -             -                     (3,082,445)  (3,082,445)
                                      ---------- ---------   ----------   ------------  --------------  ------------  -------------
Balance, December 31, 2002            11,570,916   11,570     9,328,648       (16,217)       (21,354)    (3,100,974)   6,201,673
Shares Issued:
  Exercise of stock options              124,000      124        64,695            -              -               -       64,819
  For investment                         100,000      100       270,900            -              -               -      271,000
  Payment of subscription receivable          -        -             -         16,217             -               -       16,217
  Stock option compensation reversal          -        -     (2,357,630)           -              -               -   (2,357,630)
Translation adjustment                        -        -             -             -          24,377        -             24,377
Net Income                                    -        -             -             -              -       2,003,312    2,003,312
                                      ---------- ---------   ----------   ------------  --------------  ------------  -------------
Balance, December 31, 2003            11,794,916   11,794     7,306,613            -           3,023     (1,097,662)   6,223,768
                                      ========== =========   ==========   ============  ==============  ============  =============



















- See accompanying notes -

                                                                     Exhibit "D"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                          2003                  2002                2001
                                                                   -----------           -----------           -----------
Operating Activities:
    Net Income (Loss), per Exhibit "B"                             $ 2,003,312           $(3,082,445)          $  (233,955)
    Adjustments for -
        Depreciation                                                    37,712                24,683                18,910
        Stock compensation expense                                  (2,357,630)            2,821,608               256,076
        Gain on disposal of property and equipment                    -                     -                         (863)
        Non-cash services                                             -                       44,400               141,510
                                                                   -----------           -----------           -----------
                                                                      (316,606)             (191,754)              181,678
    Changes in non-cash working capital -
        Accounts receivable                                           (239,016)               (8,848)               98,009
        Income tax recoverable                                          31,771              (136,122)              (72,490)
        Inventory                                                       (9,108)              (22,132)              (88,185)
        Prepaid expenses                                                51,220               (28,030)              (53,140)
        Accounts payable and accrued liabilities                       104,497                32,554                 8,170
        Unrealized foreign exchange (gain) loss                       -                          627               (10,500)
        Increase in amounts due to shareholders                          7,700              -                     -
                                                                   -----------           -----------           -----------
Cash flows from (used in) operating activities                        (369,542)             (353,705)               63,542
                                                                   -----------           -----------           -----------
Investing Activities:
    Acquisition (Disposal) short-term investments                       28,658            (5,062,495)             -
    Loan receivable                                                     (7,503)                 (566)               (9,516)
    Acquisition of property and equipment                              (76,735)              (80,496)              (39,246)
    Acquisition of investments                                        -                      (32,500)             -
    Note receivable                                                   -                        9,225                (9,225)
                                                                   -----------           -----------           -----------
Cash flows (used in) investing activities                              (55,580)           (5,166,832)              (57,987)
                                                                   -----------           -----------           -----------
Financing Activities:
    Proceeds from issuance of common shares                             64,819             5,868,225                 4,125
    Subscriptions received                                              16,217                16,783              -
                                                                   -----------           -----------           -----------
Cash flows from financing activities                                    81,036             5,885,008                 4,125
                                                                   -----------           -----------           -----------
Effect of exchange rate changes on cash                                 24,377                 1,861               (11,503)
                                                                   -----------           -----------           -----------
Net Increase (Decrease) in Cash                                       (319,709)              366,332                (1,823)
Cash and cash equivalents, beginning                                   556,789               190,457               192,280
                                                                   -----------           -----------           -----------
Cash and cash equivalents, ending                                 $    237,080         $     556,789          $    190,457
                                                                   ===========           ===========           ===========

Supplemental Disclosure of Cash Flow Information:
    Additional Information:
        Interest                                                  $    203,310        $       67,228    $         -
        Income taxes                                                    60,351               115,472                85,126
    Non-cash Transactions:
        Issue of common stock for investment
           (2002 - services)                                           271,000                44,400               140,000
        Sale of trailor - exchange for rent                           -                     -                        1,510

- See accompanying notes -

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.    BASIS OF PRESENTATION:

      These consolidated financial statements include the accounts of Flexible Solutions International Inc., and its wholly owned subsidiaries Flexible Solutions Ltd. and Water$aver Global Solutions Inc. All intercompany balances and transactions have been eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

      On June 30, 1998 the company completed the acquisition of 100% of the shares of Flexible Solutions Ltd. The acquisition was effected through the issuance of 7,000,000 shares of common stock by the company with former shareholders of the subsidiary receiving 100% of the total shares then issued and outstanding. The transaction has been accounted for as a reverse-takeover.

      Flexible Solutions Ltd. is accounted for as the acquiring party and the surviving entity. As Flexible Solutions Ltd. is the accounting survivor, the consolidated financial statements presented for all periods are those of Flexible Solutions Ltd. The shares issued by Flexible Solutions International Inc. pursuant to the 1998 acquisition have been accounted for as if those shares had been issued upon the organization of Flexible Solutions Ltd.

      On May 2, 2002, the company established Water$aver Global Solutions Inc. through issuance of 100 shares of common stock.


2.    COMPARATIVE FIGURES:

      Certain of the comparative figures have been reclassifed to conform with the current year's presentation.


3.    SIGNIFICANT ACCOUNTING POLICIES:

      These consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America applicable to a going concern and reflect the policies outlined below.

      a) Cash and Cash Equivalents -

           The company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

      b) Inventory -

           Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      c) Property, Equipment and Leaseholds -

           The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

                  Computer hardware               30% Declining balance
                  Furniture and fixtures          20% Declining balance
                  Manufacturing equipment         20% Declining balance
                  Office equipment                20% Declining balance
                  Leasehold improvements          Straight-line over lease term

           Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write downs have been necessary to date.

      d) Foreign Currency -

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

      e) Revenue Recognition -

           Revenue from product sales is recognized at the time the product is shipped since title and risk of losses is transferred to purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. Provisions are made at the time the related revenue is recognized for estimated product returns. Since the company's inception, product returns have been insignificant, therefore no provision has been established for estimated product returns.


      f) Stock Issued in Exchange for Services -

           The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the company based upon trading prices of the company's common stock on the dates of the stock transactions.

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      g) Stock Based Compensation -

           The company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

      h) Comprehensive Income -

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

      i) Income (Loss) Per Share -

           Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding.

      j) Use of Estimates -

           The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact the results of operations and cash flows.

      k) Financial Instruments -

           The fair market value of the company's financial instruments comprising cash, short-term investment, accounts receivable, income tax recoverable, loan receivable, accounts payable and accrued liabilities and amounts due to shareholders were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

           The company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities subject to fixed long-term rates.

      l) Recent Accounting Pronouncements -

           i) In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company adopted FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill did not have any impact on its financial reporting.

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      l) Recent Accounting Pronouncements -

           ii) In October 2001, the FASB issued Statement of Financial Accounting Standards for FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses significant issues relating to the implementation of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and develops a single accounting model, based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FAS 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002 and did not have any impact on the financial statements.

                In November 2001, the FASB issued EITF Issue No. 01-14,. "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The company does not expect this guidance to have a material impact on the financial statements.


4.    SHORT-TERM INVESTMENT:

      Short-term investment consists of a certificate of deposit bearing interest at 4.03% and maturing September 11, 2005. The company will incur a penalty if principle is withdrawn before maturity date. The amount of the penalty equals one half of the remaining days in the terms daily compounded interest on the total amount withdrawn. If the accrued interest is less than the calculated penalty at time of withdrawal, the difference between the penalty and the accrued interest will be deducted from the principal.


5.       LOAN RECEIVABLE:
                                                      2003             2002
                                                    -------          -------
      5% loan receivable due on demand              $17,585          $10,082
                                                    =======          =======


6.       PREPAID EXPENSES:
                                                      2003             2002
                                                    -------          -------
      Deposits for materials purchases              $     -          $13,578
      Security deposit and prepaids                  36,101           73,743
                                                    -------          -------
                                                    $36,101          $87,321
                                                    =======          =======

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7.    PROPERTY, EQUIPMENT AND LEASEHOLDS:
                                           Accumulated    2003         2002
                                 Cost      Amortization    Net          Net
                                --------   ------------  --------    --------
      Computer hardware         $ 15,983     $  6,716    $  9,267    $  6,232
      Furniture and fixtures       5,126        1,833       3,293       3,511
      Office equipment            22,061        6,866      15,195      12,959
      Manufacturing equipment    232,108       98,825     133,283      98,244
      Trailer                      1,786          268       1,518       -
      Leasehold improvements      12,279        7,246       5,033       7,620
                                --------   ------------  --------    --------
                                $289,343     $121,754    $167,589    $128,566
                                ========   ============  ========    ========


8.    INVESTMENTS:

                                                                              2003        2002
                                                                          --------    --------
      Ideal Business Solutions India P. Ltd. - 2700 equity shares (10%)   $ 32,500    $ 32,500
      Taiko Inc. - Option to purchase 20% interest in common stock         271,000          -
                                                                          --------    --------
                                                                          $303,500    $ 32,500
                                                                          ========    ========

      The company's investment in Ideal Business Solutions India P. Ltd. has been recorded at cost.

      On May 31, 2003 the company acquired an option to purchase a 20% interest in the outstanding shares of Taiko Inc. for consideration of the issuance of 100,000 shares of its common stock. The option to purchase the shares of Taiko Inc. expires on May 31, 2008. The cost of the investment has been accounted for based on the fair market value of the company's stock on May 31, 2003.


9.    COMPREHENSIVE INCOME (LOSS):
                                        2003              2002           2001
                                  ----------       -----------      ---------
      Net income (loss)           $2,003,312       $(3,082,445)     $(233,955)
      Other comprehensive income      24,377             2,488        (22,003)
                                  ----------       -----------      ---------
                                  $2,027,689       $(3,079,957)     $(255,958)
                                  ==========       ===========      =========

10.   INCOME TAX:

      Total income tax expense differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 36% to income before income taxes. The income to which this is applied is as follows:

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


10.   INCOME TAX: (CONTINUED)

                                                         2003            2002            2001
                                                    -----------     -----------     -----------
      Income (Loss) Before Income Tax Per Entity -
        Flexible Solutions International Inc.       $ 2,309,831     $(2,866,021)    $  (396,470)
        Flexible Solutions Ltd.                          16,616         (56,264)         62,779
        Water$aver Global Solutions Inc.               (349,027)       (181,616)          -
                                                    -----------     -----------     -----------
      Consolidated income (loss) before income tax    1,977,420      (3,103,901)       (333,691)
      Permanent difference -
        Stock option benefit                         (2,357,630)      2,821,608         256,076
      Other
      Stock issued for services                             -            44,400         140,000
      Miscellaneous   -                                     -               394
                                                    -----------     -----------     -----------
      Taxable income (loss) for tax purposes        $  (380,210)    $  (237,893)    $    62,779
                                                    ===========     ===========     ===========

      Application of the federal and provincial statutory rate results in the following:


                                                                2003            2002          2001
                                                           ---------      ----------      --------
      Expected Tax Expense (Recovery) at Statutory Rates -
           From Canadian operations                        $ (25,892)     $  (21,456)     $100,264
           From US operations                               (110,984)        (84,691)       16,988
      Decrease resulting from manufacturing and
         processing deduction                                  -               -           (18,395)
      Other           -                                        -               1,407
                                                           ---------      ----------      --------
      Income tax expense (recovery)                        $(136,876)      $(106,147)     $100,264
                                                           =========      ==========      ========

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company's deferred tax liability calculated at a 35% tax rate consists of the following:

                                                               2003        2002
                                                         ----------  ----------
      Non-capital Loss Carry-forwards -                  $  226,931  $   93,858
           Book over tax value of property and equipment    (17,063)     (1,449)
           Valuation allowance                             (209,868)    (92,409)
                                                         ----------  ----------
                                                         $      -    $      -
                                                         ==========  ==========

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


10.   INCOME TAX: (CONTINUED)

      The company's losses for income tax purposes are $648,375 (2002 - $268,165) which may be carried forward to apply against future income tax, expiring between 2010 and 2023 The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

                      2010                           $  79,113
                      2018                              16,858
                      2019                              13,414
                      2022                             237,893
                      2023                             301,097


11.   NET INCOME (LOSS) PER SHARE:

                                  Net Income (Loss)   Shares          Per Share
                                   (Numerator)        (Denominator)    Amount
                                  ----------------    ------------    ---------
      2003
      Basic net income per share
      Net income                     $  2,003,312      11,734,880       0.17

      2002
      Basic net loss per share
      Net loss                        (3,082,445)      10,555,754      (0.29)

      2001
      Basic net loss per share
      Net loss                          (233,955)       9,247,949      (0.03)

      There were no preferred shares issued and outstanding for the years ended December 31, 2003, 2002 or 2001. The 2002 denominator excludes 3,671,800 shares that may be issued upon exercise of options as to do so would have been anti dilutive for the 2002 per share loss.

12. STOCK OPTIONS:

      The company may issue stock options and stock bonuses for common stock of the company to provide incentives to directors, key employees and other persons who contribute to the success of the company. The exercise price of the Incentive Options (employees of the company or its subsidiaries) is not less than the fair market value of the stock at the date of the grant and for non-employees the exercise price is not less than 80% of the fair market value (defined by the most recent closing sale price reported by AMEX) on the date of the grant.

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


12.   STOCK OPTIONS: (CONTINUED)

      The following table summarizes the company's stock option activity for the years ended December 31, 2003 and 2002:

                                  Number of   Exercise Price   Weighted Average
                                  Shares         Per Share      Exercise Price
                                  ---------   --------------   ---------------
      Balance, December 31, 2001  1,888,500    $0.25 - $3.50       $1.63
      Granted                     2,222,800    $1.50 - $5.50       $4.78
      Exercised                    (439,500)   $0.25 - $1.50       $0.34
                                  ---------   --------------   ---------------
      Balance, December 31, 2002  3,671,800    $0.25 - $5.50       $3.79
      Granted                       256,000    $3.60 - $4.25       $3.61
      Exercised                    (124,000)   $0.25 - $2.28       $0.48
      Expired                    (2,109,800)   $0.25 - $5.50       $4.72
                                  ---------   --------------   ---------------
      Balance, December 31, 2003  1,694,000    $1.00 - $4.25       $2.84
                                  =========   ==============   ===============

      The company applies APB Opinion No. 25 and related interpretations in accounting for it stock options granted to employees, and accordingly, compensation expense of $Nil (2002 - $85,000) was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using Black-Scholes Option Pricing Model, the pro forma effect on the company's net income (loss) and per share amounts would be as follows:
                                                    2003        2002       2001
                                              ---------- -----------  ---------
      Net income (loss), as reported          $2,003,312 $(3,082,445) $(233,955)
      Net income (loss), pro forma             1,922,433  (3,704,296)  (955,071)
      Net income (loss) per share, as reported      0.17      (0.29)     (0.03)
      Net income (loss) per share, pro forma        0.16      (0.35)     (0.10)

      The fair value of each option grant is calculated using the following weighted average assumptions:

                                              2003        2002       2001
                                        ---------- -----------  ---------
      Expected life - years                   5.0         5.0        3.5
      Interest rate                           2.87%       3.00%      4.00%
      Volatility                             49.0%       72.3%      58.3%
      Dividend yield                          -  %        -  %       -  %

      During the year, the company granted 205,000 (2002 - 2,097,000) stock options to consultants and have been recognized applying SFAS 123 using the Black-Scholes Option Pricing Model which resulted in additional consulting expense of $122,570 (2002 - $2,736,608). During the year, the company cancelled 2,000,000 stock options to consultants pursuant to the terms of the contract, resulting in a recovery of consulting expense of $2,480,200.

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


13.   CAPITAL STOCK:

      During the year ended December 31, 2003 the company:

      (i) issued 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Taiko Inc. (see Note 8); and

           (ii) issued 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon exercise of stock options.

      During the year ended December 31, 2002 the company:

      (i) completed two private placements whereby 400,000 shares of common stock were issued at a price of $2.50 per share at prices ranging from $0.25 to $1.50 per share upon exercise of stock options;

      (ii) issued 439,500 shares of common stock at prices ranging from $0.25 to $1.50 per share upon exercise of stock options; and

      (iii) issued 30,000 shares of common stock at a price of $1.48 per share to an officer in lieu of six months of salary.


14.   SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY:

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

      The company's sales in the United States of America and abroad amounted to 28% (2002 - 4%) . The remainder were earned in Canada.

      All of the company's long-lived assets are located in Canada.

      The company had two major customers, Sunsolar Energy Technologies and Ondeo Nalco company, which comprised 97% of total sales for the year ended December 31, 2003 (2002 - 95%) The company is exposed to concentrated credit risk with respect to its trade receivables from Sunsolar Energy Technologies. It seeks to keep this risk to a minimum by granting only 45 days credit terms to the customer.

                                                                     Exhibit "E"
                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.            Continued
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


15.   COMMITMENTS:

      Property and Premises Leases -

      The company is committed to minimum rental payments for property and premises aggregating approximately $201,482 over the term of a lease expiring September 30, 2006.

      Commitments in each of the next three years are approximately as follows:

                                    2004                         $73,266
                                    2005                          73,266
                                    2006                          54,950

16.   CONTINGENCIES:

      a) The company has been named as a plaintiff in a lawsuit filed in the state of Illinois by a former employee. The former employee alleges that the company breached its obligations to permit him to exercise options to purchase 500,000 shares of the company's stock and seeks damages in the amount of $870,000 exclusive of prejudgment interest and other compensable costs. The company believes these allegations are without merit and intends to vigorously defend against them.

      b) The company is plaintiff in a lawsuit demanding return of the share certificate of 100,000 shares of stock originally given to the defended as payment in advance for services. The services for which the advance was given were never performed or given to the company, and the company therefore received no consideration or value for such advance. Return of the share certificate for 100,000 shares was demanded within ten (10) days, namely August 22, 2001, however, to date remains unreturned.

           On date of issue, January 4, 2001, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share.

ITEM 8 CHANGES IN ACCOUNTANTS: NONE

ITEM 8A CONTROLS AND PROCEDURES:
-------------------------------
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth our directors and officers and their respective ages and positions:


Name                            Age            Position
----                            ---            --------

Daniel B. O'Brien                47            President, Director
John H. Bientjes                 51            Director
Dr. Robert N. O'Brien            82            Director
Dale Friend                      47            Director

Daniel B. O'Brien has been President and a Director of Flexible since June 1998. He has been involved in the swimming pool industry since 1990 when he founded our subsidiary, Flexible Solutions Ltd. which was purchased by Flexible Solutions International, Inc. in August 1998. From 1990 to 1998 Mr. O'Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

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

Dr. Robert N. O'Brien has been a member of the Company's Board of Directors since June 1998. Dr. O'Brien was a Professor of Chemistry at the University of Victoria from 1968 until 1986 at which time he was given the designation of Professor Emeritus. He held various academic positions since 1957 at the University of Alberta, the University of California at Berkley, and the University of Victoria. While teaching, Dr. O'Brien acted as a consultant and served on the British Columbia Research Council from 1968 to 1990. In 1987, Dr. O'Brien founded the Vancouver Island Advanced Technology and Research Association. Dr. O'Brien received his Bachelor of Applied Science in Chemical Engineering from the University of British Columbia in 1951; his Masters of Applied Science in Metallurgical Engineering from the University of British Columbia in 1952; his Ph.D. in Metallurgy from the University of Manchester in 1955; and, was a Post Doctoral Fellow in Pure Chemistry at the University of Ottawa from 1955 through 1957.

Dale Friend was elected a Director in December, 2002. She was a Senior Trust Analyst for Alderwoods Group, formerly The Loewen Group from August 2002 to February 2003. She was Advanced Accountant for such firm from 1999 to August 2002. She was with Telus, formerly BC Tel, from 1979 to 1998 in various accounting, auditing and financial planning positions.

Dr. Robert N. O'Brien and Daniel B. O'Brien are father and son.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. The Board has established an audit committee comprised of John Bientjes and Dale Friend, both of whom are independent Directors and have strong financial backgrounds. Dr. Robert O'Brien and John Bientjes serve as the compensation committee. All executive officers are chosen by the board of directors and serve at the board's discretion.

    We reimburse directors for any expenses incurred in attending board of directors meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about the compensation paid or accrued to the person who was the Company's chief executive officer during the fiscal year ended December 31, 2003 (the "named executive officer").

                                ANNUAL COMPENSATION              LONG TERM COMPENSATION AWARDS
                            ---------------------------   ------------------------------------------------
                                                                  AWARDS                      PAYOUTS
                                                          ---------------------------   ------------------
                                               OTHER                   SECURITIES
                                               ANNUAL     RESTRICTED   UNDERLYING       ALL       OTHER
                                               COMPEN-    STOCK        OPTIONS/         LTIP      COMPEN-
                            SALARY    BONUS    SATION     AWARD(S)     SARS             PAYOUTS   SATION
                     YEAR   ($)       ($)      ($)        ($)          (#)              ($)       ($)
                     ----   -------   -----    --------   ----------   --------------   -------   ---------

Daniel O'Brien       2003   $40,000    --         --        --          20,000 shares    --         --
 President, Chief    2002   $40,000    --         --        --          50,000 shares    --         --
 Executive Officer   2001   $18,500    --         --        --         100,000 shares    --         --


         The following table provides certain information about the stock options granted to the executive officer named in the Summary Compensation Table. in the year ended December 31, 2003.

                       OPTIONS GRANTED IN 2003 FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------
                               NUMBER OF           PERCENT OF TOTAL
                               SECURITIES      OPTIONS/SARS GRANTED TO
                               UNDERLYING      EMPLOYEES IN FISCAL YEAR
                            OPTIONS GRANTED                             EXERCISE OR BASE PRICE
        NAME                      (#)                                         ($/SHARE)           EXPIRATION DATE
--------------------------- ------------------ ------------------------ ---------------------- ---------------------
 Daniel B. O'Brien            20,000 shares              15.3%                   $3.60           December 31, 2008
--------------------------- ------------------ ------------------------ ---------------------- ---------------------



         The following table sets forth certain information about stock options exercised in 2003 and the value of unexercised stock option held as of December 31, 2003 by the executive officer named in the Summary Compensation Table.

          AGGREGATE OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

                                                    NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE
                       SHARES                       OPTIONS AT FY-END (#)      MONEY OPTIONS AT FY-END ($)
                     ACQUIRED ON     VALUE       ---------------------------   ---------------------------
NAME                 EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------   -----------   -----------   -----------   -------------   -----------   -------------
Daniel B. O'Brien                                  150,000         20,000        $391,500          0

DIRECTOR COMPENSATION

We have agreed to issue our directors who are not also employed by the Company options to purchase 5,000 shares of our common stock annually for serving as a director. However, Dr. Robert N. O'Brien will not receive director options in any year in which he receives options for other services. We pay Dr. Robert O'Brien additional options for assisting in research and development and patent prosecution. The amount of such options are determined annually by the Board of Directors with Dr. O'Brien not voting on such matter. In 2003, Dr. O'Brien received the following options for such services and he did not receive director options:

Option Price    No. of Options    Expiration Date
------------    --------------    ---------------

$3.60           20,000            December 31, 2008

Our outside directors received the following options in 2003:

Name               Option Price   No. of Options   Expiration Date
----------------   ------------   --------------   ---------------
John H. Bientjes   $3.60          5,000            December 31, 2008
Dale Friend        $3.60          5,000            December 31, 2008

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

                                              Shares Beneficially Owned (1)
                                              Common Stock      Percentage

     Daniel O'Brien(2)(3)                         4,756,000            40.3%
     John H. Bientjes(2)(3)                          40,000              *
     Dr. Robert O'Brien(2)(3)                     1,825,000            15.5%
     Dale Friend(2)(3)                               -0-                  -


     Sprott Asset Management, Inc.(4)             1,089,099             9.2%
     All directors and officers
       as a group (3 persons)                     6,621,000            56.1%
 *  Less than 2%

(1) Applicable percentage of ownership at March 17, 2003, is based upon 11,794,919 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of February 3, 2004, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2) Address for this shareholder is 2614 Queenswood Drive, Victoria,BC, V8N 1X5, Canada.

(3) Includes shares which may be acquired on the exercise of stock options as follows.

         Name                No. of Options   Exercise Price   Expiration Date
         ------------------  --------------   --------------   ---------------

         Daniel O'Brien         100,000           $1.40       December 21, 2006
                                 50,000           $4.25       December 31, 2007
         Dr. Robert O'Brien      50,000           $1.40       December 21, 2006
                                 25,000           $4.25       December 31, 2007
         John Bientjes            5,000           $4.25       December 31, 2007
         Dale Friend              5,000           $4.25       December 31, 2007

Does not include the following shares which may be acquired on the exercise of stock options which are not exercisable until December 31, 2004.

         Name                No. of Options   Exercise Price   Expiration Date
         ------------------  --------------   --------------   ---------------

         Daniel O'Brien        20,000             $3.60       December 31, 2008
         John H. Bientjes       5,000             $3.60       December 31, 2008
         Dr. Robert O'Brien    20,000             $3.60       December 31, 2008
         Dale Friend            5,000             $3.60       December 31, 2008

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

4.1      Option Granting Plan for the Term December 31, 2002 to Dec 31, 2003.

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

31.1     Sarbanes Oxley Section 302Certification

32.1     Sarbanes Oxley Section 906 Certification

REPORTS ON FORM 8-K

Oct 9th 2003 - Flexible Solutions modifies marketing agreement with Water$avr distributor.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cinnamon Jang Willoughby, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2003. Story and Company P.C. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Cinnamon Jang Willoughby was paid aggregate fees of $22,125.00 for the for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees

Cinnamon Jang Willoughby was not paid any additional fees for the fiscal year ended December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Cinnamon Jang Willoughby was paid aggregate fees of $1400.00 for the fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning. The nature of these services were calculation and filing of 2003 income tax return.

Other Fees

Cinnamon Jang Willoughby was paid no other fees for professional services during the fiscal year ended December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Victoria, British Columbia, on March 29, 2004.

                                                        FLEXIBLE SOLUTIONS, INC.


                                                        /s/ Daniel B. O'Brien
                                                        ---------------------
                                                        Daniel O'Brien
                                                        President

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature             Title                               Date
      ---------             -----                               ----

/s/ Daniel B. O'Brien       President and Director (principal   March 29, 2004
----------------------      executive officer and principal
Daniel B. O'Brien           accounting officer)


/s/ John H. Bienjes         Director                            March 29, 2003
----------------------
John H. Bienjes

/s/ Robert N. O'Brien       Director                            March 29, 2003
----------------------
Robert N. O'Brien

/s/ Dale Friend             Director                            March 29, 2003
----------------------
Dale Friend