Form 10KSB/A
period 2003-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2004-04-07
CIK 1069394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                  AMENDMENT TO
                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Transitional Small Business Disclosure Format (check one):
       Yes(  ) No (X)

THIS AMENDMENT IS BEING SUBMITTED SOLELY TO PROVIDE EXHIBIT 32 THAT WAS UNINTENTIONALLY OMITTED FROM THE ORIGINAL FILING.