Form 10QSB
period 2004-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2004-05-14
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                                 --------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   91-1922863
                                   ----------
                        (IRS Employer Identification No.)

                 2614 Queenswood Dr. Victoria BC Canada V8N 1X5
                 ----------------------------------------------
                    (Address of principal executive offices)

                                (250) 477 - 9969
                                ----------------
                           (Issuer's telephone number)


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

       Common stock $.001 par value 11,819,916 shares as of April 30, 2004
       -------------------------------------------------------------------

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Attached hereto and incorporated herein by reference.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004
(UNAUDITED - U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------
                                                            MARCH 31                    DECEMBER 31
                                                              2004                          2003
-------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                  $ 1,657,930                   $   237,080
  Short term investments                                       3,508,102                     5,033,837
  Accounts receivable                                            127,621                       294,238
  Income tax receivable                                           85,123                        86,243
  Loan receivable                                                 32,453                        17,585
  Inventory                                                      183,820                       212,938
  Prepaid expenses                                                51,910                        36,101
-------------------------------------------------------------------------------------------------------

                                                               5,646,958                     5,918,022
PROPERTY AND EQUIPMENT                                           175,975                       167,589
INVESTMENT                                                       303,500                       303,500
DEFERRED ACQUISITION COSTS                                        90,912                             -
-------------------------------------------------------------------------------------------------------

                                                             $ 6,217,346                   $ 6,389,111
-------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
  Due to shareholders                                        $         -                   $     7,700
  Accounts payable and accrued liabilities                       124,656                       157,643
-------------------------------------------------------------------------------------------------------
                                                                 124,656                       165,343

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
  11,819,916 (2003: 11,794,916) common shares                     11,817                        11,794
CAPITAL IN EXCESS OF PAR VALUE                                 7,414,025                     7,306,613
OTHER COMPREHENSIVE INCOME (LOSS)                                 15,371                         3,023
DEFICIT                                                       (1,348,523)                   (1,097,662)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                     6,092,690                     6,223,768
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 6,217,346                   $ 6,389,111
-------------------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)

--------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED MARCH 31
--------------------------------------------------------------------------------------------------
                                                                   2004                     2003
--------------------------------------------------------------------------------------------------
SALES                                                        $    488,110           $   1,281,266
COST OF SALES                                                     305,919                 687,067
--------------------------------------------------------------------------------------------------

GROSS PROFIT                                                      182,191                 594,199
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Wages                                                           114,470                 138,670
  Administrative salaries and benefits                             24,847                  17,642
  Advertising and promotion                                         7,730                       -
  Investor relations and transfer agent fee                        64,678                  33,120
  Office and miscellaneous                                         34,590                  46,022
  Rent                                                             21,349                  14,398
  Consulting                                                       74,678                  51,932
  Professional fees                                                36,508                  23,063
  Travel                                                           23,576                  34,184
  Telecommunications                                                5,700                   8,762
  Shipping                                                          3,142                   3,692
  Research                                                          9,161                  17,531
  Currency exchange                                                   422                  16,167
  Utilities                                                         5,365                       -
  Depreciation                                                      9,952                   7,811
--------------------------------------------------------------------------------------------------

                                                                  436,168                 412,994
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX              (253,977)                181,205
INTEREST INCOME                                                     3,116                  50,268
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                                  (250,861)                231,473
INCOME TAX (RECOVERY)                                                   -                  50,692
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                            $   (250,861)          $     180,781

DEFICIT, BEGINNING                                             (1,097,662)             (3,100,974)
--------------------------------------------------------------------------------------------------

DEFICIT, ENDING                                                (1,348,523)             (2,920,193)
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                                  $      (0.02)          $        0.02
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                              11,807,801              11,610,138
--------------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------
                                                                       QUARTERS ENDED MARCH 31
                                                                     2004                    2003
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                          $          (250,861)    $          180,781
  Stock compensation expense                                              66,935                 44,184
  Depreciation                                                             9,952                  7,811
Changes in non-cash working capital items:
  Accounts receivable                                                    166,617               (701,638)
  Inventory                                                               29,118                 99,814
  Prepaid expenses                                                       (15,809)                10,867
  Accounts payable                                                       (32,987)               105,070
  Income tax receivable                                                    1,120                 31,239
  Decrease in due to shareholders                                         (7,700)                     -
  Unrealized foreign exchange gain/loss                                        -                 37,277

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (33,615)              (184,595)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (18,338)               (12,226)
  Purchase of short-term investments                                   1,525,735                      -
  Loan receivable                                                        (14,868)                  (882)
  Incurred acquisition costs                                             (90,912)
--------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                      1,401,617                (13,108)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITY
  Proceeds from issuance of common stock                                  40,500                 38,500
--------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                     40,500                 38,500
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                   12,348                  7,906
--------------------------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                               1,420,850               (151,297)
Cash and cash equivalents, beginning of period                           237,080                556,789
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $         1,657,930     $          405,492
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                          $                 -     $           50,692
  Interest received                                                        3,116                 50,268
--------------------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31
(U.S. DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         These unaudited  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2003 Form 10-KSB.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2004 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY

         (a) During the prior periods, the Company granted stock options to consultants and have recognized consulting expense applying SFAS 123 using the Black-Scholes option pricing model which resulted in expense of $66,935.15 for the three months ended March 31, 2004.

         (b) The following table summarizes the Company's stock option activity for the period:

                  -----------------------------------------------------------------------------------------
                                                                    2004
                                                                                                Weighted
                                                                           Exercise             Average
                                                     Number                  Price              Exercise
                                                    of Shares              Per Share             Price
                  -----------------------------------------------------------------------------------------

                  Balance, December 31, 2004            1,694,000      $ 1.00 to $ 4.25             $ 2.84
                  Granted During the Period                     0              0                         0
                  Exercised                              (25,000)     $ (1.40 to $ 2.50)            (1.62)
                  -----------------------------------------------------------------------------------------

                  Balance, March 31, 2004               1,669,000      $ 1.00 to $ 4.25             $ 3.06
                  -----------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31ST 2004
(U.S. DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

3.       CONTINGENCIES:

a) The company has been named as a plaintiff in a lawsuit filed in the state of Illinois by a former employee. In November 2003, an ex-employee, Patrick Grant filed suit against Flexible Solutions in Cook County Circuit Court, Cook County IL, claiming wrongful dismissal and seeking return of options rights or cash. The company believes these allegations are without merit and intends to vigorously defend against them.

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

For the three months ended March 31, 2004, the Company experienced a loss of $250,861 as compared to a profit of $180,781 for the three months ended March 31, 2003.The Company increased expenditures in the areas of WATER$AVR sales and marketing as well as investor relations. In addition, the Company regained the distribution of its residential pool products and added personnel, office space, equipment and marketing resources during the quarter.

RESULTS OF OPERATIONS

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended December 31st 1999, as amended, and the Company's 10K-SB for the years ended Dec. 31st 2002 and 2003 on file with the Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three months ended March 31 2004, compared to the results of operations for the three month ended March 31, 2003, and to changes in the Company's financial condition from December 31st 2003 to March 31, 2004.

THREE MONTHS ENDED MARCH 31ST 2004 AND 2003

For the first quarter of the current fiscal year ending March 31st, 2004, sales were $488,110 compared to $1,281,266 for the same quarter of the previous year. This decrease in sales is a result of pre-sold Tropical Fish to our former exclusive distributor, SunSolar and reduced sales in the Water$avr division. We have changed the name of our residential pool product to Ecosavr and have taken the distribution in house, based out of Richmond BC. The product launch is scheduled for May 2004. There were $479,000 in Water$avr sales to Ondeo Nalco in first quarter 2003 that were not repeated in 2004 and the last shipment of Tropical Fish to our former distributor ($108,000) was delayed through the quarter end and shipped on April 1st. These two items account for all of the quarter over quarter revenue change.

Cost of sales was $305,919 for the first quarter, down from $687,067 for the first quarter of last year. Reduction can be attributed to the lack of W$ sales and consequent lower raw material input costs. The largest real increases were in the area of consulting ($74,678 from $51,932) for overseas sales of W$. Professional fees increased to ($55,920 from $23,063) and investor relations increased to ($64,678 from $33,120) to accommodate increased efforts to raise awareness of the Company in the investing community. There were decreases in the areas of wages, ($114,470 from $138,670) research ($9,161 from $17,531) and travel ($23,576 from $34,184) these decreases are related to closing the WaterSavr Global office in Illinois, laying off non-performing sales staff and relocating head office to Victoria BC.

The loss for the quarter was $250,861, a significant increase from first quarter last year when there was a profit of 180,781. The increased loss was caused by decreased sales in the Water$avr division combined with continued efforts to close new direct sales of W$ in Asia and the USA. Cost of sales increased from 53 to 62% as a result of lower sales without an equivalent reduction in costs.

The loss per share was $0.02 for the three months ended March 31, 2004 compared to a profit of $0.02 for the three months ended March 31, 2003.

Sales in the three months ended March 31, 2004 were $488,110 compared to $1,281,266 for the three months ended March

31, 2003. The 62% decrease was a result of the timing in sales in our swimming pool division and lack of significant sales in the W$ division. Our previous exclusive distributor ordered significant product ahead of spring sales in the 4th quarter of 2003 and a shipping delay caused $108,000 in another order to be recognized in the 2nd quarter 2004 rather than Q1.

Operating expenses for the Company were $436,168 for the three months ended March 31, 2004 up marginally from $412,994 for the three months ended march 31, 2003. The net income for the three months ended March 31, 2004 was ($250,861) compared to a net income of $180,781 for the three months ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand of $1,657,930 as of the end of the quarter.

As of March 31, 2004 the Company had working capital of $5,646,958 as compared to working capital of 5,918,022 on December 31st 2003. The decrease was a result of operational costs incurred to market Water$avr during the 3 months ended March 31, 2004 and the six months ended Dec 31st 2003.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.


                           PART II - OTHER INFORMATION

         Item 1.    Legal proceedings
                      In November 2003, an ex-employee, Patrick Grant filed suit against Flexible Solutions in Cook County Circuit Court, Cook County IL, claiming wrongful dismissal and seeking return of options rights or cash. Management considers the case without merit and is disputing the suit vigorously.

         Item 2.    Changes in Securities
                      No options were granted to employees during the period. 5,000 options were exercised by consultant employees during the period for proceeds to the Company of $12,500. 20,000 options were exercised by employees' during the period for proceeds to the Company of $28,000

         Item 3.    Default upon Senior Securities - None
         Item 4.    Submission of Matters to a Vote of Securities Holders - None

         Item 5.    Other Information - None
         Item 6.(b)      Reports on Form 8-K
                                  March 9, 2004

LIST OF EXHIBITS
#1   Un-audited  Financial  Statements - Attached
#13  Form 10-KSB Dec 31st 2004 - incorporated by reference
#31  Section 2 page 4
#32  Section 2 page 6

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                  (Registrant)

Dated:  May 10, 2004                     /s/ Dan O'Brien, President and Director
        ------------                     ---------------------------------------


EXHIBIT 31

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

Date:    May 10, 2004

/s/ Dan O'Brien

CEO and CFO




EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. on form 10-Q for the period ended Mar 31st 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Dan O'Brien
---------------
Dan O'Brien
CEO, May 10, 2004







                           CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flexible Solutions International Inc. (the Company) on form 10-Q for the period ended Mar 31st 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan O'Brien, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(b) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


/s/ Dan O'Brien
---------------
Dan O'Brien
CFO, May 10, 2004