Form 10QSB
period 2004-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2004-08-16
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004
                                                 -------------

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

       Common stock $.001 par value 11,831,916 shares as of June 30, 2004
       ------------------------------------------------------------------

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004
(UNAUDITED - U.S. DOLLARS)

---------------------------------------------------------------------------------------------
                                                                JUNE 30          DECEMBER 31
                                                                  2004               2003
---------------------------------------------------------------------------------------------
Assets

CURRENT
  Cash and cash equivalents                                     $ 738,337          $ 237,080
  Short term investments                                        1,334,649          5,033,837
  Accounts receivable                                             533,220            294,238
  Income tax receivable                                            84,003             86,243
  Loan receivable                                                  17,540             17,585
  Inventory                                                       841,398            212,938
  Prepaid expenses                                                 69,820             36,101
---------------------------------------------------------------------------------------------

                                                                3,618,967          5,918,022
PROPERTY AND EQUIPMENT                                          5,252,053            167,589
INVESTMENT                                                        303,500            303,500
---------------------------------------------------------------------------------------------

                                                              $ 9,174,520         $6,389,111
---------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
  Due to shareholders                                                   -              7,700
  Short term loan                                               3,150,000
  Accounts payable and accrued liabilities                        189,195          $ 157,643
---------------------------------------------------------------------------------------------
                                                                3,339,195            165,343

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
  1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
  11,831,916 (2003: 11,794,916) common shares                      11,832             11,794
CAPITAL IN EXCESS OF PAR VALUE                                  7,499,305          7,306,613
OTHER COMPREHENSIVE INCOME (LOSS)                                       -              3,023
DEFICIT                                                        (1,675,812)        (1,097,662)
---------------------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                                      5,835,325          6,223,768
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $ 9,174,520         $6,389,111
---------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)

                                                                   2004                   2003
--------------------------------------------------------------------------------------------------
SALES                                                          $ 1,035,871            $ 1,942,562
COST OF SALES                                                      411,007              1,095,902
--------------------------------------------------------------------------------------------------

GROSS PROFIT                                                       624,864                846,660
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Wages                                                            257,716                333,872
  Administrative salaries and benefits                              57,544                 39,475
  Advertising and promotion                                         56,792                 29,158
  Investor relations and transfer agent fee                        122,625                 68,667
  Office and miscellaneous                                          96,922                 34,775
  Rent                                                              52,216                 37,522
  Consulting                                                       188,816                 82,651
  Professional fees                                                107,714                127,873
  Travel                                                            49,514                 78,419
  Telecommunications                                                14,714                 24,600
  Shipping                                                          10,797                  8,278
  Research                                                          15,842                 19,704
  Bad debt expense (recovery)                                         (797)                     -
  Currency exchange                                                  3,324                 62,959
  Utilities                                                         14,198                 10,227
  Depreciation                                                     185,547                 15,927
--------------------------------------------------------------------------------------------------

                                                                 1,233,484                974,107
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX               (608,620)              (127,447)
INTEREST INCOME                                                     30,470                104,246
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                                   (578,150)               (23,201)
INCOME TAX (RECOVERY)                                                                      26,094
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                 (578,150)               (49,295)

DEFICIT, BEGINNING                                              (1,097,662)            (3,100,974)
--------------------------------------------------------------------------------------------------

DEFICIT, ENDING                                               $ (1,675,812)          $ (3,150,269)

NET INCOME (LOSS) PER SHARE                                          (0.05)                 (0.00)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                               11,819,916             11,677,988
--------------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)

                                                                   2004                   2003
--------------------------------------------------------------------------------------------------
SALES                                                            $ 547,761              $ 661,296
COST OF SALES                                                      105,088                408,835
--------------------------------------------------------------------------------------------------

GROSS PROFIT                                                       442,673                252,461
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Wages                                                            143,246                195,202
  Administrative salaries and benefits                              32,697                 21,833
  Advertising and promotion                                         49,062                 13,094
  Investor relations and transfer agent fee                         57,947                 35,547
  Office and miscellaneous                                          62,332                  4,817
  Rent                                                              30,867                 23,124
  Consulting                                                       114,138                 30,719
  Professional fees                                                 71,206                104,810
  Travel                                                            25,938                 44,235
  Telecommunications                                                 9,014                 15,838
  Shipping                                                           7,655                  4,586
  Research                                                           6,681                  2,173
  Bad debt expense (recovery)                                         (797)                     -
  Currency exchange                                                  2,902                 46,792
  Utilities                                                          8,833                 10,227
  Depreciation                                                     175,595                  8,116
--------------------------------------------------------------------------------------------------

                                                                   797,316                561,113
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX               (354,643)              (308,652)
INTEREST INCOME                                                     27,354                 53,978
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                                   (327,289)              (254,674)
INCOME TAX (RECOVERY)                                                                     (24,598)
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                 (327,289)              (230,076)

DEFICIT, BEGINNING                                              (1,348,523)            (2,920,193)
--------------------------------------------------------------------------------------------------

DEFICIT, ENDING                                               $ (1,675,812)          $ (3,150,269)

NET INCOME (LOSS) PER SHARE                                          (0.03)                 (0.02)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                               11,819,916             11,709,916
--------------------------------------------------------------------------------------------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)

--------------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30
                                                                   2004                   2003
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                           $   (578,150)          $    (49,297)
  Stock compensation expense                                       135,230                 56,591
  Depreciation                                                     185,547                 15,927
Changes in non-cash working capital items:
  Accounts receivable                                             (238,982)              (490,487)
  Inventory                                                       (628,460)                57,589
  Prepaid expenses                                                 (33,719)               (14,124)
  Accounts payable                                                  31,552                 10,777
  Income tax receivable                                              2,240                 87,024
  Decrease in due to shareholders                                   (7,700)                     -
  Unrealized foreign exchange gain/loss                                  -                      -

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (1,132,442)              (326,000)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                         (5,270,011)               (41,799)
  Short-term investments                                         3,699,188                (91,071)
  Loan receivable                                                       45                 (1,827)
  Acquisition of investments                                             -               (271,000)
--------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                               (1,570,778)              (405,697)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITY
  Subscriptions received                                                 -                 (4,560)
  Short term loan                                                3,150,000
  Proceeds from issuance of common stock                            57,500                325,319
--------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                            3,207,500                320,759
--------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                             (3,023)                94,933
--------------------------------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                                           501,257               (316,005)
Cash and cash equivalents, beginning of period                     237,080                556,789
--------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    738,337  $             240,784
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                           $          -  $              78,378
  Interest received                                           $     30,470  $             104,246
--------------------------------------------------------------------------------------------------

         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         PERIODS ENDED JUNE 30
         (U.S. DOLLARS)
         (UNAUDITED)



         1.       BASIS OF PRESENTATION

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2003 Annual Report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

                  In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2004 and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

         2.       SIGNIFIGANT ACCOUNTING POLICIES

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

                c) Property, Equipment and Leaseholds -

                The following assets are recorded at cost and depreciated using the following methods using the following annual rates:
                      Computer hardware           30% Declining balance
                      Furniture and fixtures      20% Declining balance
                      Manufacturing equipment     20% Declining balance
                      Office equipment            20% Declining balance
                      Trailer                     30% Declining balance
                      Building                    10% Declining balance
                      Leasehold improvements      Straight-line over lease term

                Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write downs have been necessary to date.

         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         PERIODS ENDED JUNE 30
         (U.S. DOLLARS)
         (UNAUDITED)



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

         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         PERIODS ENDED JUNE 30
         (U.S. DOLLARS)
         (UNAUDITED)



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

                l) Recent Accounting Pronouncements -

                i)   In June 2001, the Financial Accounting Standards Board
                     (FASB) issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company adopted FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill did not have any impact on its financial reporting

                ii) In October 2001, the FASB issued Statement of Financial Accounting Standards for FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses significant issues relating to the implementation of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and develops a single accounting model, based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FAS 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002 and did not have any impact on the financial statements.

                  In November 2001, the FASB issued EITF Issue No. 01-14,. "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The company does not expect this guidance to have a material impact on the financial statements

         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         PERIODS ENDED JUNE 30
         (U.S. DOLLARS)
         (UNAUDITED)




         3.       PROPERTY, EQUIPMENT AND LEASEHOLDS AT JUNE 30

                                                       Accumulated
                                                Cost   Amortization     2004          2003
                                                                        Net            Net
                  Computer hardware        $   33,587  $    9,576  $   24,011     $    7,365
                  Furniture and equipment      12,278       2,583       9,695          3,268
                  Office equipment             25,745       8,210      17,535         19,875
                  Manufacturing equipment   1,996,107     197,738   1,798,369        117,344
                  Trailer                       1,740         475       1,265              -
                  Building                  3,082,956      77,074   3,005,882              -
                  Leasehold improvements       12,918       8,046       4,873          6,585
                  Land                        390,422           -     390,422              -
                  --------------------------------------------------------------------------

                                           $5,555,754  $  303,701  $5,252,053     $  154,438
                  ==========================================================================



         4.       STOCKHOLDERS' EQUITY

                  (a) During the prior periods, the Company granted stock options to consultants and have recognized consulting expense applying SFAS 123 using the Black-Scholes option pricing model which resulted in expense of $68,295 for the three months ended June 30, 2004.

                  (b) The following table summarizes the Company's stock option activity for the period:

                           ----------------------------------------------------------------------------------
                                                              2004
                                                                                                   Weighted
                                                                              Exercise             Average
                                                             Number             Price              Exercise
                                                            of Shares         Per Share             Price
                           ----------------------------------------------------------------------------------
                           Balance, March 31, 2004          1,669,000      $1.20 to $4.55             $ 3.18
                           Granted During the Period           77,000      $4.25 to $4.55               4.37
                           Exercised                         (12,000)     $(1.00 to $1.50)             (1.42)
                           ----------------------------------------------------------------------------------
                           Balance, June 30, 2004           1,734,000      $1.00 to $ 4.25            $ 3.06
                           ----------------------------------------------------------------------------------

         FLEXIBLE SOLUTIONS INTERNATIONAL INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         PERIODS ENDED JUNE 30
         (U.S. DOLLARS)
         (UNAUDITED)

         5.       ACQUISITION OF ASSETS OF DONLAR CORPORATION

                  Pursuant to a purchase agreement dated May 26, 2004, the company acquired the assets of Donlar Corporation on June 9, 2004.

                  The purchase price of the transaction was $6,150,000 with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the company issued a promissory note bearing interest at the prime rate to the vendor to satisfy $3,150,000 of the purchase price.

                  The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

                  As at June 9, 2004:
                  Current assets                                             $  1,126,805
                  Property and equipment                                        5,023,195
                  -----------------------------------------------------------------------
                                                                             $  6,150,000
                  Acquisitions costs assigned to property and equipment           219,475
                  -----------------------------------------------------------------------

                        Total assets acquired                                $  6,369,475
                  =======================================================================

         6.       CONTIGENCIES


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

During the three months ended June 30th 2004, the Company experienced a net loss of $327,289 as compared to a loss of $230,076 for the three months ended June 30th 2003. The loss resulted from the following: a continued loss from operatioins including wages, travel and overhead in our Water$avr division required by the world wide sales effort, start up expenses for the new Ecosavr marketing office in Richmond BC, and a very large increase in depreciation ($175,596 vs $8,116) resulting from the acquisition of depreciable assets from the bankruptcy estate of Donlar Corp on June 9th 2004. Our gross profit increased from 38.3% to 80.8%. The ratio was positively affected by the increased efficiency in our Calgary factory, the increase in revenue per unit sold resulting from taking over the distribution of the Ecosavr residential product and the addition of some low cost sales from the new NanoChem division. Total sales in the swimming pool division were less than the previous year as a result of excess product in the retail pipeline from product purchased in first quarter 2004 and last quarter 2003 by our ex-distributor working its way through the retail channels. Management believes that this product is now in the hands of end users and residential sales will soon return to higher levels and at twice the price per unit realized in 2003.



RESULTS OF OPERATIONS

The following analysis and discussion pertains to the Company's results of operations for the three month and six month periods ended June 30th 2004 compared to the results of operations for the three month and six month periods ended June 30th 2003, and to changes in the Company's financial condition from December 31st 2003 to June 30th 2004.

THREE MONTHS ENDED June 30th 2004 and 2003

For the second quarter of the current fiscal year ending June 30th 2004, sales were $547,761 compared to $661,296 for the same quarter of the previous year. The small decrease in sales was a direct result of a one time switch in our residential pool division from sales through external distribution to internal distribution by our own employees. The previous distributor, Sunsolar Energy Technologies, whose contract ended on February 29th 2004, preordered significant quantities of product in anticipation of the lapse of the contract and that purchase prevented us from realizing the dollar value of sales normally expected in 2nd quarter. Sales from our newly formed NanoChem division mitigated this somewhat and management expects that unit sales in residential pool products will return to historical levels in 3rd quarter 2004.

Operating expenses were $797,316 for the second quarter, up from $561,113. Wages decreased from $195,202 to $143, 246 as a result of reorganization and efficiency increases in the Watersavr division. There were also reductions in travel from 44,235 down to 25,938, in telecom from 15,838 down to 9,014 and in professional fees down from 104,810 to 71,206 as we gained better control of marketing costs in our Watersavr division. On the other hand, our costs for consulting rose to 114,138 from 30,719, advertising rose to 49,062 from 13,094 as we became responsible for distribution of Ecosavr, and depreciation soared from 8,116 to 175,595 resulting from acquisition of depreciable assets for cash from the estate of Donlar Corp.

The net loss of $327,289 for the quarter represents an increase over second quarter last year when the net loss was $230,076. The increased loss can be attributed to the depreciation of assets acquired from the estate of Donlar Corp. The loss per share was $0.03 for the three months ended June 30th 2004 compared to $0.02 for the three months ended June 30th 2003.

SIX MONTHS ENDED June 30th 2004

Sales in the six months ended June 30th 2004 were $1,035,871 compared to $1,942,562 for the six months ended June 30th 2003. The large decrease in sales was due to the following factors. In the comparable period of 2003, there were sales of $473,000 in the Watersavr division that were not repeated this year because the distributor responsible was unable to meet contractual quotas and was terminated. The residential pool product distributor whose contract ended on Feb 29th 2004 preordered large amounts of product in 4th quarter 2003 for sale in the first 6 months of 2004. Our obligation to produce as requested shifted revenue backwards into 2003 from 2004 first half. Finally, acquisition of the assets of Donlar Corp (renamed NanoChem Solutions Inc.) was not complete until June 9th and therefore only a small portion of the sales for the quarter and half were consolidated with those of Flexible Solutions.

Operating expenses for the Company were $1,233,484 for the six months ended June 30th 2004 up from $974,107 for the six months ended June 30th 2003. The increase in operating expense is a result of increased depreciation, advertising, consulting fees, investor relations, research and development and expansion of sales and marketing for commercial pool products and water conservation products.

The net loss for the six months ended June 30th 2004 was $578,150compared to a net loss of $49,295 for the six months ended June 30th 2003 The loss was due to reduced sales in the Watersavr and swimming pool divisions combined with the reduced interest income resulting from using capital to purchase assets and the large increase in depreciation resulting from substituting depreciable assets for cash. Cost of goods sold decreased to 39.7% from 56.4% as our pool products factory increased efficiency and our price per unit rose. The loss per share was $0.05 for the six-month period ended June 30th 2004 compared to $0.00 for the six-month period ended June 30th 2003.
]
LIQUIDITY AND CAPITAL RESOURCES

As of June 30th 2004 the Company had working capital of $297,772, which represented a decrease of $5,464,907 as compared to the working capital of December 31st 2003. The decrease was entirely related to the purchase of assets from the bankruptcy estate of Donlar that closed on June 9th. We used $3,000,000 in cash from our working capital and signed a promissory note for a further $3,150,000 that is set against current assets because it has a term of less than one year as of this report. The note is due June 9th 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of June 30th 2004. However, the Company is exposed to interest rate risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and Canadian interest rates. In this regard, changes in U.S. and Canadian interest rates affect the interest paid on the Company's cash equivalents as well as the interest paid on debt.

FOREIGN CURRENCY RISK

The Company operates in both the United States and Canada. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restriction imposed on its currency.


                           PART II - OTHER INFORMATION

         ITEM 1. Legal proceedings - On July 27th 2004, Sunsolar Energy Technologies of St. Laurent, Quebec filed suit in the Federal Court of Canada against Flexible Solutions Ltd., Flexible Solutions International Inc., and Daniel O'Brien alleging trademark infringement and seeking up to $7,000,000 Canadian in damages and costs. The Company considers the complaint frivolous, has filed a statement of defense, is considering a countersuit and will defend itself vigorously.

         ITEM 2. Changes in Securities -12,000 common shares were issued during the quarter.
         ITEM 3.  Default upon Senior Securities - None
         ITEM 4. Submission of Matters to a Vote of Securities Holders - On May 26th the annual general meeting of shareholders was held in Victoria BC. The results are as follows.
                  - Mr. Dan O'Brien, Mr. Robert O'Brien, Ms. Dale Friend, Mr. John Bientjes and Mr. Eric Hodges were confirmed as directors for the following year.
                  - Cinnamon Jang Willoughby were confirmed as Auditor for the year ending Dec 31 2004
                  - Stock option compensation to directors and insiders was approved
         Item 5.  Other Information - None
         Item 6.(a)        Exhibits
                  31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Item 6.(b)        Reports on Form 8-K - July 26th 2004, June 1st 2004,
                       May 18th 2004, May 18th 2004


                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          FLEXIBLE SOLUTIONS INTERNATIONAL INC.
(Registrant)

Dated: August 13th 2004                   /s/ DAN O'BRIEN
       ----------------                   ----------------
                                          Dan O'Brien, President and Director