Form 10QSB
period 2004-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2004-11-12
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30TH 2004
                                              -------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 11,831,916 shares as of Oct 29th 2004.

         Transitional Small Business Disclosure Format (Check one):
                                                                Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004
(UNAUDITED - U.S. DOLLARS)

-------------------------------------------------------------------------------
                                               SEPTEMBER 30         DECEMBER 31
                                                  2004                 2003
-------------------------------------------------------------------------------

Assets

CURRENT
  Cash and cash equivalents                     $ 774,324            $ 237,080
  Short term investments                          938,360            5,033,837
  Accounts receivable                             591,524              294,238
  Income tax receivable                            85,123               86,243
  Loan receivable                                  17,849               17,585
  Inventory                                     1,009,891              212,938
  Prepaid expenses                                134,279               36,101
-------------------------------------------------------------------------------

                                                3,551,350            5,918,022
PROPERTY AND EQUIPMENT                          5,207,929              167,589
INVESTMENT                                        303,500              303,500
-------------------------------------------------------------------------------

                                               $9,062,779           $6,389,111
-------------------------------------------------------------------------------

LIABILITIES

CURRENT
  Due to shareholders                                   -                7,700
  Short term loan                               3,150,000
  Accounts payable and accrued liabilities        159,817            $ 157,643
-------------------------------------------------------------------------------
                                                3,309,817              165,343

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
50,000,000 Common shares
   with a par value of $0.001 each
1,000,000 Preferred shares
   with a par value of $0.01 each
Issued and Outstanding
  11,831,916 (2003: 11,794,916) common shares      11,832               11,794
CAPITAL IN EXCESS OF PAR VALUE                  7,571,032            7,306,613
OTHER COMPREHENSIVE INCOME (LOSS)                       -                3,023
DEFICIT                                        (1,829,903)          (1,097,662)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY                      5,752,961            6,223,768
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $9,062,778           $6,389,111
-------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)
                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                   ----------------------------
                                                    2004             2003
                                                   ------------    ------------

SALES                                              $ 2,411,925     $ 1,982,571
COST OF SALES                                          829,314       1,130,293
                                                   -----------     ------------

GROSS PROFIT                                         1,582,611         852,278
                                                   ------------    ------------

OPERATING EXPENSES
  Wages                                                606,942         408,658
  Administrative salaries and benefits                  94,973          60,258
  Advertising and promotion                             73,258          60,915
  Investor relations and transfer agent fee            173,164         120,273
  Office and miscellaneous                             154,053          59,334
  Insurance                                             33,475
  Interest expense                                      29,364
  Rent                                                 114,711          49,153
  Consulting                                           294,109         122,223
  Professional fees                                    212,146         173,143
  Travel                                                79,831         120,030
  Telecommunications                                    28,464          36,576
  Shipping                                              21,950          14,687
  Research                                              21,000          61,298
  Bad debt expense (recovery)                             (797)            822
  Currency exchange                                      5,666          20,787
  Utilities                                             46,469          13,938
  Depreciation                                         359,536          24,768
                                                   ------------    ------------

                                                     2,348,314       1,346,863
                                                   ------------    ------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX   (765,704)       (494,585)
INTEREST INCOME                                         33,464         155,196
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX                       (732,239)       (339,389)
INCOME TAX (RECOVERY)                                                     (363)
                                                   ------------    ------------

NET INCOME (LOSS)                                     (732,239)     $ (339,026)
DEFICIT, BEGINNING                                  (1,097,662)     (3,100,974)
                                                   ============    ============
DEFICIT, ENDING                                     (1,829,901)     (3,440,000)

NET INCOME (LOSS) PER SHARE                            $ (0.06)        $ (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                   11,826,345      11,715,619
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)
                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
-------------------------------------------------------------------------------
                                                    2004               2003
-------------------------------------------------------------------------------

SALES                                              $ 1,376,054        $ 40,009
COST OF SALES                                          418,307          34,944
-------------------------------------------------------------------------------

GROSS PROFIT                                           957,747           5,065
-------------------------------------------------------------------------------

OPERATING EXPENSES
  Wages                                                349,226          74,786
  Administrative salaries and benefits                  37,429          20,783
  Advertising and promotion                             16,466          31,757
  Investor relations and transfer agent fee             50,539          51,606
  Office and miscellaneous                              62,099          24,559
  Insurance                                             28,507
  Interest expense                                      29,364               -
  Rent                                                  62,495          11,601
  Consulting                                           105,293          39,572
  Professional fees                                    104,432          45,270
  Travel                                                30,317          41,611
  Telecommunications                                    13,750          11,976
  Shipping                                              11,153           6,409
  Research                                               5,158          41,594
  Bad debt expense (recovery)                                -             822
  Currency exchange                                      2,343         (42,172)
  Utilities                                             32,271           3,711
  Depreciation                                         173,989           8,841
-------------------------------------------------------------------------------

                                                     1,114,831         372,726
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX   (157,084)       (367,661)
INTEREST INCOME                                          2,994          50,950
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                       (154,090)       (316,711)
INCOME TAX (RECOVERY)                                                  (26,457)
-------------------------------------------------------------------------------
NET INCOME (LOSS)                                     (154,090)     $ (290,254)
DEFICIT, BEGINNING                                  (1,675,812)    $(3,149,746)
-------------------------------------------------------------------------------
DEFICIT, ENDING                                     (1,829,902)    $(3,440,000)


NET INCOME (LOSS) PER SHARE                            $ (0.01)        $ (0.02)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                   11,831,916      11,791,612
-------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)

-----------------------------------------------------------------------------
                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                      2004            2003
-----------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                              $  (732,241)    $  (339,026)
  Stock compensation expense                         206,957          68,998
  Depreciation                                       359,536          24,768
Changes in non-cash working capital items:
  Accounts receivable                               (297,286)       (170,996)
  Inventory                                         (796,953)        (23,462)
  Prepaid expenses                                   (98,177)         34,685
  Accounts payable                                     2,174          12,796
  Income tax receivable                                1,120          60,014
  Decrease in due to shareholders                     (7,700)              -
  Unrealized foreign exchange gain/loss                    -               -

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (1,362,571)       (332,223)
-----------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment           (5,399,876)        (49,477)
  Short-term investments                           4,095,477        (143,683)
  Loan receivable                                       (264)       (277,625)
  Acquisition of investments                               -          (1,827)
-----------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                 (1,304,663)       (472,612)
-----------------------------------------------------------------------------

FINANCING ACTIVITY
  Subscriptions received                                   -           3,000
  Short term loan                                  3,150,000
  Proceeds from issuance of common stock              57,500         401,058
-----------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES              3,207,500         404,058
-----------------------------------------------------------------------------

Effect of exchange rate changes on cash               (3,022)        (14,576)
-----------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                             537,244        (415,353)
Cash and cash equivalents, beginning of period       237,080         556,789
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   774,324     $   141,436
-----------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                              $         -     $    58,000
  Interest received                                   33,464         155,196
-----------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

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

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2004 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         In November 2001, the FASB issued EITF Issue No. 01-14,. "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The company does not expect this guidance to have a material impact on the financial statements

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30
(U.S. DOLLARS)
(UNAUDITED)


3.       PROPERTY, EQUIPMENT AND LEASEHOLDS:
                                             Accumulated  September    December
                                      Cost   Amortization 2004  Net    2003 Net
         ----------------------------------------------------------------------

         Computer hardware       $   36,371    $ 11,692  $   24,680    $  9,267
         Furniture and equipment     14,278       3,197      11,080       3,293
         Office equipment            27,339       9,231      18,108      15,195
         Manufacturing equipment  2,037,063     291,093   1,745,970     133,283
         Trailer                      1,763         577       1,186       1,518
         Building                 3,144,259     153,754   2,990,507           -
         Leasehold improvements      23,610       9,227      14,382       5,033
         Trade show display           4,140         310       3,830           -
         Land                       398,186           -     398,186           -
         ----------------------------------------------------------------------

                                 $5,687,009    $479,081  $5,207,929    $167,589
===============================================================================



4.       STOCKHOLDERS' EQUITY

         (a) During the prior periods, the Company granted stock options to consultants and have recognized consulting expense applying SFAS 123 using the Black-Scholes option pricing model which resulted in expense of $71,727 for the three months ended September 30, 2004.

         (b) The following table summarizes the Company's stock option activity for the period:

         -------------------------------------------------------------------------------------
                                                       2004
                                                                                   Weighted
                                                              Exercise             Average
                                            Number              Price              Exercise
                                           of Shares          Per Share             Price
         -------------------------------------------------------------------------------------
         Balance, June 30, 2004            1,758,740      $ 1.00 to $ 4.55          $ 2.79
         Granted During the Period             5,000            $3.60                 3.60
         Exercised                                 0              0                      0
         -------------------------------------------------------------------------------------
         Cancelled                           500,000       $2.50 to $3.50            $3.10
         -------------------------------------------------------------------------------------

         Balance, September 30, 2004       1,263,740      $ 1.00 to $ 4.25           $ 2.67
         -------------------------------------------------------------------------------------

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

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

         As at June 9, 2004:

         Current assets                                          $   1,126,805
         Property and equipment                                      5,023,195
--------------------------------------------------------------------------------
                                                                 $   6,150,000
         Acquisitions costs assigned to property and equipment         254,874
--------------------------------------------------------------------------------

         Total assets acquired                                   $   6,404,874


6.       CONTINGENCIES


         a) The company has been named as a defendant in a lawsuit filed in the state of Illinois by a former employee. In November 2003, an ex-employee, Patrick Grant filed suit against Flexible Solutions in Cook County Circuit Court, Cook County IL, claiming wrongful dismissal and seeking return of options rights or cash. The company believes these allegations are without merit and intends to vigorously defend against them.

         b) The company is plaintiff in a lawsuit demanding return of the share certificate of 100,000 shares of stock originally given to the defendant as payment in advance for services. The services for which the advance was given were never performed or given to the company, and the company therefore received no consideration or value for such advance. Return of the share certificate for 100,000 shares was demanded within ten (10) days, namely August 22, 2001, however, to date remains unreturned.

            On date of issue, January 4, 2001, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share.

         c) The company has been named the defendant in a lawsuit filed in the Federal Court of Canada as well as the plaintiff in a countersuit in the same court. In July 2004, a former distributor, Sunsolar Energy Technologies, filed suit claiming trademark infringement. The company believes these allegations are without merit and intends to vigorously defend against them.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30
(U.S. DOLLARS)
(UNAUDITED)




         d) The company is plaintiff in a lawsuit demanding the return of the share certificate of 100,000 shares of stock originally given as payment in advance for services, $10,000 and undetermined damages resulting from a breach of contract. The suit has been filed in Circuit Court of Cook County, IL against Tatko Biotech Inc. of Peoria, IL. The services for which the advance was given were never performed or given to the company, and the company therefore received no consideration or value for such advance.

            The shares issued were recorded at fair market value less 10%, resulting in an expense of $271,000 recognized in June 2003.

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

RESULTS OF OPERATIONS
The following analysis and discussion pertains to the Company's results of operations for the three month and nine month periods ended Sept. 30th 2004, compared to the results of operations for the three month and nine month periods ended Sept. 30th 2003, and to changes in the Company's financial condition from December 31st 2003 to Sept. 30th 2004.

THREE MONTHS ENDED SEPTEMBER 30TH 2004 AND 2003
For the three months ended Sept. 30th 2004, the Company experienced a loss of $154,090 as compared to a loss of $290,254 for the three months ended Sept. 30th 2003. Although swimming pool product sales were negatively impacted by the end of the northeastern season and the transition from outside to inside distribution, increases in pool product sales outside of North America and a full quarter of operations from the NanoChem division resulted in revenue of $1,376,054 compared to $40,009 in the year earlier quarter. Management is extremely satisfied with the effect of the acquisition. The NanoChem division contributed greatly to sales and cash flow only 110 days after the close and is starting to replace the capital expended for it. As well, opportunities to synergistically cross sell the products of all divisions have already generated leads to new business and the swimming pool division has discovered ways to help NanoChem increase utilization of the Peru, IL factory while decreasing costs for the Company as a whole. The Company maintained expenditures in the areas of WaterSavr sales and marketing and production equipment development. The major changes that resulted in the large revenue increase were greater sales from our swimming pool division into new overseas markets and the first complete quarter of sales from the recently acquired NanoChem division. NanoChem sales are much less seasonal than those of our WaterSavr and Flexible Solutions Ltd divisions which should lead to less volatile sales figures in future. Management will attempt to reduce seasonality even further over time.

Operating expenses were $1,114,831 for the third quarter, up from $372,725 for the third quarter of 2003. Flexible Solutions continued expanding its sales and marketing efforts for WaterSavr with the objective of closing the first major sales as soon as possible and with development of advanced production machinery for swimming pool products. The largest real increases were in the areas of wages ($349,226 versus $74,786), rent, ($62,495 versus $11,601), office ($62,099 from $24,559), and consulting, (105,293 versus 39,572). These increases are wholly accounted for by the operating costs of the new division and represent a permanent increase in operating costs related to the new level of sales. The decreases in travel, ($30,317 versus $41,611) and advertising ($16,466 down from $31,757) are the result of better cost control in these areas instituted by management over the past year. Professional fees increased to $104,432 from $45,270 in the quarter. This was largely the result of the one time costs of transferring patent assets of the acquisition. In addition, a substantial amount of the increase in consulting fees, from $39,572 to $105,293, is the result of expensing of consultant options. Note should be made that depreciation increased to $173,989 from $8,841 as a result of the depreciable NanoChem assets acquired in June 2004.

The loss for the quarter was $154,090, a decrease from third quarter last year when the loss was $290,254. The decreased loss was realized through increased sales in swimming pool products compared to the year earlier quarter augmented by positive operating cash from the NanoChem division.

The loss per share was $0.01 for the three months ended September 30th 2004 compared to a loss of $0.02 for the three months ended September 30th 2003.

NINE MONTHS ENDED SEPTEMBER 30TH 2004 AND 2003

Sales in the nine months ended September 30th 2004 were $2,411,925 compared to $1,982,571 for the nine months ended September 30th 2003. The swimming pool division experienced temporarily reduced sales as a result of taking over distribution from an outside group. The product pipeline was filled prior to the distribution change and the focus of our sales team was directed toward ensuring sales for the 2005 season and expanding sales overseas. However, 20 days of revenue in second quarter and the full third quarter from the NanoChem division combined with reasonable sales in the swimming pool products line resulted in nine month sales of $2,411,925, an increase of 22%.

Operating expenses for the Company were $2,348,314 for the nine months ended September 30th 2004 up from $1,346,863 for the nine months ended Sept. 30th 2003. The increase in operating expenses was a result of the increase in total sales. The loss for the nine months ended September 30th 2004 was $732,239 compared to a loss of $339,026 for the nine months ended September 30th 2003. Of the increased loss, $329,007 was from depreciation on the assets of the acquisition and $206,957 was from expensing of consultant options.

The loss per share was $0.06 for the nine-month period ended September 30th 2004 compared to a loss of $0.03 for the nine-month period ended September 30th 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash on hand of $774,324 as of the end of Sept 2004 compared to $141,435 on Sept 30th 2003.

As of September 30th 2004 the Company had working capital of $241,553 as compared to working capital of $5,857,728 on December 31st 2003. The decrease was a result of the cash used to purchase the assets that have become the NanoChem division and the costs associated with that acquisition combined with the continuing costs of market development for the WaterSavr division.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of September 30th 2004. However, the Company is exposed to interest rate risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and Canadian interest rates. In this regard, changes in U.S. and Canadian interest rates affect the interest paid on the Company's cash equivalents as well as the interest paid on debt.

FOREIGN CURRENCY RISK

The Company operates extensively in both Canada and the USA. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restriction imposed on its currency.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is plaintiff in a
                           lawsuit demanding the return of the share certificate of 100,000 shares of stock originally given as payment in advance for services, $10,000 and undetermined damages resulting from a breach of contract. The suit has been filed in Circuit Court of Cook County, IL against Tatko Biotech Inc. of Peoira, IL. The services for which the advance was given were never performed or given to the company, and the company therefore received no consideration or value for such advance.

ITEM 2. CHANGES IN SECURITIES

                           None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

                           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                           None

ITEM 5. OTHER INFORMATION

                           None

ITEM 6.(B) REPORTS ON FORM 8-K

                           October 6th, 2004 - Financial results
                           August 23, 2004 - Legal proceedings
                           July 26, 2004  -- Appointed Officer

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

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                  (Registrant)

Dated: November 12th 2004               /s/ DAN O'BRIEN
                                        ----------------
                                        Dan O'Brien
                                        President and Director