Form 10QSB/A
period 2004-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2004-11-15
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB/A

                               AMENDMENT NO. 1 TO
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(UNAUDITED - U.S. DOLLARS)

-------------------------------------------------------------------------------
                                               SEPTEMBER 30         DECEMBER 31
                                                  2004                 2003
-------------------------------------------------------------------------------

Assets

CURRENT
  Cash and cash equivalents                     $ 774,324            $ 237,080
  Short term investments                          938,360            5,033,837
  Accounts receivable                             591,524              294,238
  Income tax receivable                            85,123               86,243
  Loan receivable                                  17,849               17,585
  Inventory                                     1,009,891              212,938
  Prepaid expenses                                134,279               36,101
-------------------------------------------------------------------------------

                                                3,551,350            5,918,022
PROPERTY AND EQUIPMENT                          5,207,929              167,589
INVESTMENT                                        303,500              303,500
-------------------------------------------------------------------------------

                                               $9,062,779           $6,389,111
-------------------------------------------------------------------------------

LIABILITIES

CURRENT
  Due to shareholders                                   -                7,700
  Short term loan                               3,150,000                    -
  Accounts payable and accrued liabilities        159,817            $ 157,643
-------------------------------------------------------------------------------
                                                3,309,817              165,343

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)
                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                   ----------------------------
                                                    2004             2003
                                                   ------------    ------------

SALES                                              $ 2,411,925     $ 1,982,571
COST OF SALES                                          829,314       1,130,293
                                                   -----------     ------------

GROSS PROFIT                                         1,582,611         852,278
                                                   ------------    ------------

OPERATING EXPENSES
  Wages                                                606,942         408,658
  Administrative salaries and benefits                  94,973          60,258
  Advertising and promotion                             73,258          60,915
  Investor relations and transfer agent fee            173,164         120,273
  Office and miscellaneous                             154,053          59,334
  Insurance                                             33,475               -
  Interest expense                                      29,364               -
  Rent                                                 114,711          49,153
  Consulting                                           294,109         122,223
  Professional fees                                    212,146         173,143
  Travel                                                79,831         120,030
  Telecommunications                                    28,464          36,576
  Shipping                                              21,950          14,687
  Research                                              21,000          61,298
  Bad debt expense (recovery)                             (797)            822
  Currency exchange                                      5,666          20,787
  Utilities                                             46,469          13,938
  Depreciation                                         359,536          24,768
                                                   ------------    ------------

                                                     2,348,314       1,346,863
                                                   ------------    ------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX   (765,704)       (494,585)
INTEREST INCOME                                         33,464         155,196
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX                       (732,239)       (339,389)
INCOME TAX (RECOVERY)                                                     (363)
                                                   ------------    ------------

NET INCOME (LOSS)                                     (732,239)     $ (339,026)
DEFICIT, BEGINNING                                  (1,097,662)     (3,100,974)
                                                   ============    ============
DEFICIT, ENDING                                     (1,829,901)     (3,440,000)

NET INCOME (LOSS) PER SHARE                            $ (0.06)        $ (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                   11,826,345      11,715,619
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)
                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
-------------------------------------------------------------------------------
                                                    2004               2003
-------------------------------------------------------------------------------

SALES                                              $ 1,376,054        $ 40,009
COST OF SALES                                          418,307          34,944
-------------------------------------------------------------------------------

GROSS PROFIT                                           957,747           5,065
-------------------------------------------------------------------------------

OPERATING EXPENSES
  Wages                                                349,226          74,786
  Administrative salaries and benefits                  37,429          20,783
  Advertising and promotion                             16,466          31,757
  Investor relations and transfer agent fee             50,539          51,606
  Office and miscellaneous                              62,099          24,559
  Insurance                                             28,507               -
  Interest expense                                      29,364               -
  Rent                                                  62,495          11,601
  Consulting                                           105,293          39,572
  Professional fees                                    104,432          45,270
  Travel                                                30,317          41,611
  Telecommunications                                    13,750          11,976
  Shipping                                              11,153           6,409
  Research                                               5,158          41,594
  Bad debt expense (recovery)                                -             822
  Currency exchange                                      2,343         (42,172)
  Utilities                                             32,271           3,711
  Depreciation                                         173,989           8,841
-------------------------------------------------------------------------------

                                                     1,114,831         372,726
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX   (157,084)       (367,661)
INTEREST INCOME                                          2,994          50,950
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX                       (154,090)       (316,711)
INCOME TAX (RECOVERY)                                                  (26,457)
-------------------------------------------------------------------------------
NET INCOME (LOSS)                                     (154,090)     $ (290,254)
DEFICIT, BEGINNING                                  (1,675,812)    $(3,149,746)
-------------------------------------------------------------------------------
DEFICIT, ENDING                                     (1,829,902)    $(3,440,000)


NET INCOME (LOSS) PER SHARE                            $ (0.01)        $ (0.02)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                   11,831,916      11,791,612
-------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED - U.S. DOLLARS)

-----------------------------------------------------------------------------
                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                      2004            2003
-----------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                              $  (732,241)    $  (339,026)
  Stock compensation expense                         206,957          68,998
  Depreciation                                       359,536          24,768
Changes in non-cash working capital items:
  Accounts receivable                               (297,286)       (170,996)
  Inventory                                         (796,953)        (23,462)
  Prepaid expenses                                   (98,177)         34,685
  Accounts payable                                     2,174          12,796
  Income tax receivable                                1,120          60,014
  Decrease in due to shareholders                     (7,700)              -
  Unrealized foreign exchange gain/loss                    -               -

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (1,362,571)       (332,223)
-----------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment           (5,399,876)        (49,477)
  Short-term investments                           4,095,477        (143,683)
  Loan receivable                                       (264)       (277,625)
  Acquisition of investments                               -          (1,827)
-----------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                 (1,304,663)       (472,612)
-----------------------------------------------------------------------------

FINANCING ACTIVITY
  Subscriptions received                                   -           3,000
  Short term loan                                  3,150,000               -
  Proceeds from issuance of common stock              57,500         401,058
-----------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES              3,207,500         404,058
-----------------------------------------------------------------------------

Effect of exchange rate changes on cash               (3,022)        (14,576)
-----------------------------------------------------------------------------

INFLOW (OUTFLOW) OF CASH                             537,244        (415,353)
Cash and cash equivalents, beginning of period       237,080         556,789
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   774,324     $   141,436
-----------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                              $         -     $    58,000
  Interest received                                   33,464         155,196
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