Form 10KSB
period 2004-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-03-24
CIK 1069394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                             COMMISSION FILE NUMBER

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)

           NEVADA                                          91-1922863
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              615 DISCOVERY STREET
                                 VICTORIA, B.C.
                                 V8T 5G4, CANADA
                    (Address of principal executive offices)

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

          Issuer's revenues for its most recent fiscal year $3,392,937

The aggregate market value of the voting common stock held by non-affiliates of the Company as of March 11, 2005 was approximately $48,155,898 based on the closing price for shares of the Company's common stock on the American Stock Exchange for that date.


On March 11, 2005, approximately 11,831,916 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                   No documents are incorporated by reference.

    Transitional Small Business Disclosure Format (check one): Yes( ) No (X)

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

PART I ......................................................................2

     ITEM 1.  DESCRIPTION OF BUSINESS........................................2

     ITEM 2.  DESCRIPTION OF PROPERTY.......................................10

     ITEM 3.  LEGAL PROCEEDINGS.............................................10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........11

PART II.....................................................................11

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................11

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....12

     ITEM 7.  FINANCIAL STATEMENTS..........................................17

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................35

     ITEM 8A. CONTROLS AND PROCEDURES.......................................35

PART III....................................................................35

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............35

     ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE.............37

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................39

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................40

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................40

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................41

ITEM 1. BUSINESS

PARENT AND SUBSIDIARIES

Flexible Solutions International, Inc. was incorporated in the State of Nevada in May 1998. It acquired all of the outstanding shares of Flexible Solutions, Ltd., a British Columbia corporation, in June 1998 in exchange for 7,000,000 shares of common stock, which represented all of the issued and outstanding shares of Flexible Solutions International at the conclusion of such acquisition. Flexible Solutions International had no other business and was incorporated in order to acquire Flexible Solutions, Ltd. Flexible Solutions International is the parent holding company for Flexible Solutions Ltd, WaterSavr Global Solutions Inc and NanoChem Solutions Inc.

Flexible Solutions, Ltd.: Flexible Solutions Ltd, a British Columbia company, was organized in 1991 to develop and market swimming pool chemical products designed to reduce heat loss. Heatsavr and Ecosavr are a mixture of chemicals that are lighter than water. The solution floats to the surface when introduced into a pool or spa to form a very thin layer on the surface of the water that slows evaporation of water from the surface of the pool. The product is not visible on the pool surface and it cannot be seen, felt or tasted by swimmers. After a swimmer stops disturbing the pool water, the product reforms to a complete layer on the pool surface.

WaterSavr Global Solutions Inc.: In 2002 we established WaterSavr Global Solutions, Inc., a corporation now registered in Nevada, as a wholly owned subsidiary to concentrate on marketing of WaterSavr. WaterSavr is a patented powder that when deployed onto a water surface of any size, will reduce evaporation significantly. WaterSavr is manufactured under contract by Nalco Corporation of Chicago at various sites and sold directly by WaterSavr Global Solutions, as well as through non-exclusive distribution in some markets and exclusive distribution in others. WaterSavr Global also sources and sells application equipment for the product.

NanoChem Solutions Inc.: In June of 2004 FSI acquired the assets of Donlar Corporation for $6.15 million from the bankruptcy estate. The $6.15 million in assets were placed in a newly incorporated Nevada subsidiary of Flexible Solutions International Inc called NanoChem Solutions Inc of which all the issued and outstanding shares are owned by Flexible Solutions International Inc. The newly acquired assets include a broad portfolio of environmentally friendly technologies and products, 52 US and 139 International patents and the 56,780 square foot manufacturing plant on 40 acres of property. Donlar also rented corporate offices and a laboratory in Bedford Park that will continue to be used by the new company. The net book value of the assets is placed at around $4.45 million for property, plant and equipment, in addition to $1.7 million for intellectual property. The water-soluble products acquired by FSI utilize thermal polyaspartate (TPA) biopolymers [beta-proteins manufactured from the common biological amino acid, L-aspartic]. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries, as well as proteins that enhance fertilizers to improve crop yields; additives for household laundry detergents, improvement to consumer care products and enhancement of pesticide functionality.

PRODUCTS BY SUBSIDIARY

The products of Flexible Solutions Ltd are Heatsavr and Ecosavr. Heatsavr is a chemical product for use in swimming pools and spas that forms a thin, transparent layer on the surface of water that reduces the amount of water evaporation and heat loss from the pool. The product is marketed as a cost effective and convenient way to save on the cost of energy required to heat pools and spas. Approximately 70% of the energy lost from a swimming pool occurs through evaporation. We completed the development of our Heatsavr product and introduced it into the commercial marketplace in 1998, achieving sales of $84,252 that year. Since that time the Company has expanded its Heatsavr product to be used in the residential marketplace. This was achieved by creating a patented, fish shaped, dispensing unit. Both Heatsavr and Ecosavr (the fish shaped version) have grown in revenue and market share. We market Heatsavr to the residential market primarily in the form of our "Ecosavr" dispenser, formerly Tropical Fish. Each Ecosavr dispenser is made of molded plastic in the form of a ten inch long colorful Ecosavr fish that is filled with enough Heatsavr solution to cover the surface of a 400 square foot swimming pool for about one month. The Ecosavr is deployed by cutting off the dorsal fin and tossing the fish into the pool where it submerges to the bottom of the pool. Differential pressure causes the Heatsavr liquid inside to escape into the water where it rises to the surface and forms a transparent layer on the surface of the water. Once empty, the dispenser is removed and replaced. The Ecosavr product has a suggested retail price of $11.95 - 14.95 in the United States. Heatsavr retails between $200 and $300 per four gallon case in the USA. In outdoor swimming pools Heatsavr provides savings on pool heating costs and provides convenience of use when compared to pool blankets. Pool personnel often find it inconvenient to use conventional pool blankets correctly and consistently. Pool blankets are plastic covers, which are cut to the size and shape of the surface of the pool or spa. They float on the surface and perform the same purpose as Heatsavr; reducing energy cost by inhibiting evaporation. Of course a blanket must be removed and stored prior to swimmers entering the pool and provides no energy savings when not on the pool. Heatsavr eliminates the necessity of installing, removing and storing the blanket and works 24 hours a day. We believe that the ease of use provided by Heatsavr results in more consistent usage. Use of Heatsavr in indoor pools results in even greater energy savings. Indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure atmosphere less energy is required to maintain a pool at the desired temperature, there is a reduced load on the air--conditioning system because less is heat transferred from the pool water to the surrounding air and less water vapor will have to be removed from the air to maintain the required comfort level. Air--conditioned indoor pools are very high users of energy because swimmers and loungers have differing temperature expectations that require both water heat, [generally by gas], and electric air cooling to keep both groups happy in the same room. We market our Heatsavr product to both the residential market made up of individual homeowners with pools and spas and the commercial market consisting of operators of commercial swimming pools such as those located in hotels, motels, schools, and municipal and private recreational facilities.

Pool and Spa Marketing Magazine has published the following estimates concerning the swimming pool market and their 2002 reference and directory:
2000
   -U.S in-ground pool new sales -- 170,700
   -U.S. above-ground pool new sales -- 345,000
   -Existing in-ground pools in U.S. -- 4,210,000
   -Existing above-ground pools in U.S. -- 3,219,000
1999
   -Sales for new pools in U.S. -- $3,950,000,000
   -Residential pool sales in Europe -- 95,740 pools

We have received reports from some of our commercial customers documenting energy savings of $2,400 to $6,000 per year. We also make and sell programmable dispenser for automatically dispensing Heatsavr into a pool. The dispenser has a reservoir holding 1gallon (140oz) supply of Heatsavr. The unit is programmed to inject the appropriate amount of the product into the pool at the rate of 1 oz. per 400 square feet of pool surface per day.

The Heatsavr and Ecosavr products are sold directly to our wholesale network. In February 2004, the Company reorganized the distribution of Heatsavr and Ecosavr which are now handled from the Company's new sales and marketing office in Richmond BC. Bringing distribution in-house reflects the strategic approach of fully integrating manufacturing and distribution and is expected to result in a minimum 100% increase in revenue per unit. A re-branding of the product will better reflect the philosophy of the Company and its commitment to the environment. Ecosavr replaced Tropical Fish in the summer of 2004. We also have nonexclusive distributors in Canada and the United States for Heatsavr not packaged in our Ecosavr dispenser and exclusive distributors in Australia, Japan, Korea, Spain and Great Britain. We support our distributors and seek additional market opportunities by attending the major pool industry trade shows in the United States yearly. We advertise in trade magazines and directly to buyer associations. We maintain an Internet presence with a website containing information about our products. We also write and publish a newsletter to 5,000 customers and potential customers twice a year.

OUR WATERSAVR PRODUCTS

We introduced our WaterSavr product in June 2002. This product utilizes our core technology to reduce water evaporation. It is marketed as a water conservation product for use where water is standing or gently flowing and the need for water conservation can justify the cost of purchase and deployment of the product. We believe that our WaterSavr product may find a market for use in:

       Reservoirs, Potable water storage, Aqueducts and canals, Agricultural irrigation, Flood water crops, Lawn and turf care, Potted and bedding plants, Stock watering ponds, Mining

WaterSavr is sold in granulated form. It can be provided in shaker containers holding 3/4 pound or in 50 pound weatherproof bags. We also offer a dispenser for WaterSavr to automate deployment of the product. The product can be applied in various ways from hand dispersal to fully automated scheduled metering.

In May 2004 the Metropolitan Water District of Southern California ("MWD") awarded FSI a $30,000 grant under the agency's Innovation Supply Program for an evaporation control project to start in June 2004. Positive results were received from evaporation control testing conducted at Owens Lake, California during September and October 2004. A simultaneous toxicity study was performed by McGuire Environmental Consultants Inc of Denver, Colorado to determine if any water quality change occurs as a result of application of WaterSavr to a large body of water.

The evaporation control results were as follows:
     o Evaporation reduction for 2 and 3 day application cycles over September and October were 37% and 30% respectively.
     o Evaporation savings were as high as 54% and as low as 22% on individual days depending on environmental factors.

With respect to the environmental impact testing performed in Colorado the results were as follows:
     o   No effect on odor
     o   No effect on invertebrates
     o   No effect on vertebrates
     o   No anticipated effect on any current drinking water treatment processes
     o   Biodegradability reconfirmed independently.

We anticipate our initial market for WaterSavr will be in Spain, Australia and the USA. We have provided quantities of the product for testing in these countries and if successful anticipate that substantial orders may be received. The product will also be marketed in both developed and drought stricken countries to address water conservation concerns. We are seeking to establish strategic relationships with companies in the water processing industry who have marketing and manufacturing operations in countries with water conservation concerns. We have 2 full time employees and 2 other employees more than 50% assigned to establishing sales channels throughout the world for WaterSavr.

WaterSavr - BTI: Over the last three years, research and development has resulted in a patent pending modification of WaterSavr that combines evaporation control with control of mosquito larvae before they reach adult stage. The BTI portion of the product is a recognized and approved, environmentally friendly method of killing mosquito larvae during the 1st, 2nd, and 3rd, instars of development. Combined with WaterSavr, BTI can be effectively and quickly spread across large and small water surfaces evenly and furthermore can be constrained to the water/air interface where larvae must go to obtain air. We believe that this combination may reduce the requirements of BTI in pounds per acre required for effectiveness and also the cost of application. In November 2004 FSI announced that after positive results from independent trials on the efficacy of the Company's proprietary mosquito control/water conservation technology designated as WS-BTI, conducted at LSU, the Company has filed an application to the US Environmental Protection Agency (EPA) to obtain product registration.

Included in the registration application, Flexible Solutions submitted the results of efficacy tests on the performance of WS-BTI. In a series of field tests carried out by the Entomology Department at the Louisiana State University Agricultural Center in Crowley, LA, the application of WS-BTI has been shown to correspond to a reduction in the density of mosquito larvae present. The filed tests conducted on WS-BTI follow laboratory tests that were completed earlier in the year that concluded with findings of a 100% kill rate of mosquito larvae in contact with the WS-BTI mosquito control product.

BIO-POLYMER PRODUCTS

NanoChem Solutions produces water soluble, biodegradable polymers [TPA] used in industrial and consumer products. Biopolymers have a wide range of molecular weights. The choice among the products depends on the application, formulation and required performance characteristics in specific processes. These products are customized for the particular application.

Oilfield: TPA products are used to reduce scale and corrosion in various "topside" water systems. They are chosen over traditional phosphate and other products when biodegradability is required by environmental regulation. Sales are conducted by NanoChem scientists to the technicians of oil service companies on a well-by-well basis according to the specific water conditions involved.

TPA for the Agricultural industry: TPA has the ability to reduce fertilizer crystallization before, during and after application and can also prevent crystal formation between fertilizer and soil present minerals. Once crystallized, fertilizer and soil minerals are not bio-available to provide plant nourishment. In selected conditions the use of TPA either blended with fertilizer or applied directly to crops will increase yield values significantly beyond the cost of the TPA used. Sales are conducted by distribution through agricultural input companies with current emphasis on the Western United States. These proteins are designated for crop nutrient management programs and should not be confused with crop protection and pesticides or other agricultural chemical application. Depending on the application, they are marketed under a variety of brands including Amisorb, LYNX, MAGNET, AmGro and VOLT. Markets of significance include potatoes, sugar beets, cotton, tomatoes, almonds and other high value per acre crops.

TPA for Irrigation: The crystallization prevention ability of TPA can be useful in select irrigation conditions. By reducing calcium carbonate scale propagation, TPA can prevent early plugging of drip irrigation ports and reduce maintenance costs and lengthen equipment lifetimes. It replaces and competes with acid type scale removers but has the competitive advantages of positive yield effect on the plant and the option of easy formulation with liquid fertilizers when used as part of a "fertigation" program. TPA for drip irrigation scale prevention is at an early stage of commercialization and will be implemented through the same channels as agricultural TPA.

TPA for Detergent and Personal Care Products: In detergents, TPA is a biodegradable substitute for poly-acrylic acid. In select markets this outweighs the added cost of TPA and sales of our TPA for detergent continue to grow. To increase penetration of this market beyond specialty detergent manufacturers, NanoChem will have to find ways to decrease the cost of goods sold or wait for legislative intervention regarding biodegradability of detergent components. The Company is researching methods of reducing costs currently. TPA can be used in shampoo and cosmetics for increased hydration that improves the feel to the consumer. It may also be used as an additive to toothpaste with the documented effect of reducing decay bacteria adhesion to tooth enamel and presumed reduction in total decay. NanoChem does not sell into these markets but maintains industry contacts for the future.

COMPETITION

Heatsavr and Ecosavr: One other company (Jonah) manufactures a chemical evaporation reduction product that competes with our Heatsavr product. Their product has had limited sales to date and does not have the huge convenience factor of "Ecosavr". Our previous distributor, Sunsolar Technologies has recently begun selling a product called Turbo-Tropical Fish that directly competes with Ecosavr. It has a much higher price point and no sales history to date but must be taken seriously because of the expertise Sunsolar derived from working with Flexible Solutions as the exclusive North American distributor of our product "Tropical Fish" for the six years ending February 2004. Flexible Solutions believes that Sunsolar is infringing our trademark rights by using the name "Turbo Tropical Fish" and we are actively litigating the issue. Heatsavr also competes against plastic pool blanket products. We compete against pool blankets on the basis of convenience of use of Heatsavr versus the inconvenience of deploying and storing pool blankets. Pool owners and operators may also decide that no evaporation control product is needed for their pools. Specialty chemicals are a highly competitive industry with many huge multi-national firms with large research and development operations. There are a number of firms, which develop and market chemical products for the pool and spa industry. Therefore, we might expect competition to arise at any time.

WaterSavr: Aegis Chemical Industries Ltd. of India competes with our WaterSavr product. We believe WaterSavr is a superior product for the following reasons:
     o Easier Application. WaterSavr may be deployed directly to the water surface by hand or machine. The Aegis product requires premixing to dilute it to usable strength followed by extensive pumping.
     o Cost. In order to achieve comparable water savings levels, the Aegis product would cost more than the WaterSavr product.

Water conservation is an important priority throughout the world and numerous researchers in industry and academia are seeking to develop solutions that may compete with, or be superior to our products. Climate changes that relieve water shortage conditions or a technological breakthrough in water desalination could reduce the need for water conservation products.

WaterSavr - BTI: We are not aware of any direct competition to WaterSavr - BTI, however, the business of pest control is very large and very well funded. There are a multitude of methods and materials that can be used for mosquito control and all of them are competition for our product indirectly. We believe that we will be able to compete by:
     o   Providing an environmentally sensitive alternative.
     o   Increasing effectiveness per unit cost
     o   Reducing cost of application respective to similar products

Biopolymers: Our TPA products have direct competition from Lanxess AG (recently spun out of Bayer AG) of Germany who manufacture TPA of similar quality through a different patented process from that used by NanoChem. NanoChem and Lanxess have cross-licensed each other's processes and either company can use either process for the term of the patents involved. It is believed that Lanxess has approximately the same production capacity as NanoChem and it must be presumed that their cost of goods sold is competitive. NanoChem believes that it can compete effectively with Lanxess with excellent customer service in oilfield sales, superior distributor support in the agricultural marketplace and the advantage of nimbleness inherent to small companies. NanoChem will continue to seek market niches that are not primary targets of Lanxess to avoid confrontation with such a large company.

TPA faces indirect competition from other chemicals in every market we are active in. In irrigation scale control, acid washes can be utilized. In detergent, poly-acrylic acid is most often used due to price advantage. For crop enhancement, increased fertilizer levels or reduced concentrations can substitute for TPA. In oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect. NanoChem believes its competitive advantages include:
     o   Biodegradability compared to poly-acrylic acid for detergents
     o   Biodegradability compared to competing oilfield chemicals
     o Cost-effectiveness for crop enhancement compared to increased fertilizer use
     o Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale control markets

MANUFACTURING

Our Heatsavr products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for our products and we do not have any long term supply contracts for any such items. We manufacture these products in an 11,000 square foot plant in Calgary, Alberta, Canada.

We have agreed to purchase all our requirements for WaterSavr from Nalco Company under a five-year agreement effective April 2002 with a five year extension available, but are not required to purchase any minimum quantity of such product.

Our 56,780 square foot manufacturing facility in Peru, IL presently satisfies our TPA needs for the NanoChem Solutions Division. Precursor chemicals for TPA production are sourced from various manufacturers throughout the world and are available in sufficient quantities for expected increases in sales. The precursor chemicals are, however, derived from crude oil and are subject to price fluctuations related to world oil prices.

GOVERNMENTAL REGULATIONS

Heatsavr and Ecosavr: Chemical products for use in swimming pools are covered by a variety of governmental regulations in the countries where we sell our products. Such regulations cover such matters as packaging, labeling and product safety. We believe our products are in compliance with such regulations. Our WaterSavr product will be subject to additional regulation in some countries particularly for agricultural and drinking water uses. We will address these issues on a country-by-country basis. We do not anticipate that governmental regulations will be an impediment to marketing WaterSavr because the ingredients have been used in agriculture for many years for other purposes. We will require approval to sell WaterSavr in the United States for agricultural or drinking water users. We have already applied for and received NSF (national sanitation foundation) approval for drinking water in the U.S.

WS-BTI: As a new pesticide formulation, WS-BTI must be approved by the Environmental Protection Agency of the USA [EPA] and equivalent bodies throughout the world. An application for product approval was filed in November 2004. It has been accepted for fast track status and the application fee has been waived. Fast track status requires the EPA to provide a decision within six months of accepting an application, therefore, an answer is expected by May 2005. If the product is acceptable to EPA, WaterSavr Global Solutions will proceed to apply for certification in any countries where significant markets are identified.

TPA Oil fields and Agriculture: In these markets, NanoChem has applied for and received government approval in all areas of current use. As new markets are accessed, additional certification will be required and applied for. NanoChem employees are experienced and skilled in successful prosecution of these certifications.

TPA Detergent and personal care: There are currently no regulatory requirements for use of TPA in detergent formulations. For personal care products such as shampoo and toothpaste that NanoChem does not sell to yet, there are various regulatory bodies including the National Sanitation Foundation and the Food and Drug Administration. If these market niches become targets for NanoChem, TPA must meet their requirements in both safety and plant operation.

PROPRIETARY RIGHTS

Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold 56 U.S. patents and 139 International patents. We also have three US patent applications pending and applied to extend these patents to certain other countries. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

EMPLOYEES

As of December 31, 2004, there are 34 persons including one officer, twenty-two sales and customer support and eleven in manufacturing. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

ITEM 2. DESCRIPTION OF PROPERTY

Our President provides use of space in his residence to conduct some of his administrative duties and we do not reimburse him for such use. The Victoria leased spaces were amalgamated in July of 2004 to one space totaling 4,300 sq. ft. for administration, sales and research space at $4,225 a month. We lease an 11,000 sq. foot building in Calgary, Alberta, Canada for $6,240 per month until September 2006 for manufacture of our swimming pool products. We lease 1900 square feet in Richmond BC as additional space for sales and customer support at a price of $1,870 per month. NanoChem leases 7,000 square feet in Bedford Park IL as offices and laboratories at a cost of $7,367 monthly and owns 56,780 square feet of offices and factory in Peru IL, 80 miles from Chicago.

ITEM 3. LEGAL PROCEEDINGS

1. On January 15, 2002 we filed a lawsuit in the Supreme Court of British Columbia against John Wells and Equity Trust, S.A. seeking return of 100,000 shares of our common stock and repayment of a $25,000 loan which were provided to defendants for investment banking services to be provided to Flexible consisting of providing a $5 million loan and a $25 million stock offering. Such services were not performed and we filed suit for the return of such shares after they were not returned voluntarily and the note was not paid.

2. In November 2003, an ex-employee, Patrick Grant filed suit against Flexible Solutions in Cook County Circuit Court, Cook County IL, claiming wrongful dismissal and seeking return of option rights or cash. Management considers the case without merit and is disputing the suit vigorously.

3. In May 2004 - The Company is plaintiff in a lawsuit demanding the return of the share certificate of 100,000 shares of stock originally given as payment in advance for services, $10,000 and undetermined damages resulting from a breach of contract. The suit has been filed in the Circuit Court of Cook County, IL against Tatko Biotech Inc. of Peoria, IL. The services for which the advance was given were never performed or given to the company, and the company therefore received no consideration or value for such advance.

4. In June 2004 - The Company has been named the defendant in a lawsuit filed in the Federal Court of Canada as well as the plaintiff in a countersuit in the same court. In July 2004, a former distributor, Sunsolar Energy Technologies, filed suit claiming trademark infringement. The company believes these allegations are without merit and intends to vigorously defend against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of our shareholders in the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

Our common stock began trading on the American Stock Exchange under the symbol FSI on November 19, 2002. Prior to that, our stock traded on the over-the-counter market and was quoted on the NASD Electronic Bulletin Board.

The following is the range of high and low closing sales or bid prices for Flexible common stock for the periods indicated:

                               SALES OR BID PRICES

                  2004                                High     Low
                  January 2-March 31                  5.20     3.92
                  April 1 - June 30                   5.15     4.30
                  July 1 - September 30               5.05     3.09
                  October 1 - December 31             4.15     2.82

                  2003                                High     Low
                  January 2-March 31                  3.40     2.25
                  April 1 - June 30                   3.40     2.39
                  July 1 - September 30               3.60     2.90
                  October 1 - December 31             5.35     3.00


Prices represent high and low prices on the American Stock Exchange. We had 23 record holders of our common stock on December 31, 2004. Such shares are owned by an estimated 1590 beneficial owners.

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

      -------------- ------------------------- ------------------------ -------------------------
                     Number of securities to   Weighted-average         Number of securities
                     be issued upon exercise   exercise price of        remaining available
                     of outstanding options,   outstanding options,     for future issuance under
                     warrants and rights       warrants and rights      equity compensation plans
                                                                        (excluding securities
                                                                        reflected in column (A))
                                  A                       B                        C
      -------------- ------------------------- ------------------------ -------------------------
      Plan category
      -------------- ------------------------- ------------------------ -------------------------
      Equity                     -0-                     -0-                      -0-
      compensation
      plans approved
      by security
      holders
      -------------- ------------------------- ------------------------ -------------------------
      Equity                 1,241,740                  $2.87                     -0-
      compensation
      plans not
      approved by
      security
      holders(1)
      -------------- ------------------------- ------------------------ -------------------------
      Total                  1,241,740                  $2.87                     -0-
      -------------- ------------------------- ------------------------ -------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating activities are manufacturing and marketing our swimming pool conservation products called "Heatsavr" and :Ecosavr", marketing the water conservation product Watersavr manufactured under license for us by Nalco and manufacturing and sales of thermal poly-aspartic acid products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR
60. See Note 2 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

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

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 AND 2003

Sales for the year ended December 31, 2004 were $3,392,937 compared to $2,321,120 for the 2003 period, an increase of $1,071,817 or 46 %. Our sales increase was primarily the result of the revenue provided by NanoChem Solutions Inc, the new subsidiary formed from the assets acquired from the Donlar bankruptcy estate. The Company had a loss of $1,257,545 or $0.11 per share compared to earnings of $2,003,312 in 2003. The three largest contributors to the loss were:
     o The brand building, marketing and extra staffing costs in Ecosavr sales incurred throughout the year that were not reflected in sales because there was still substantial "Tropical Fish" product with dealers that had been sold by our discontinued distributor, Sunsolar Technologies. Management is now sure that very little old product is on shelves and that costs and revenue for Ecosavr will be better balanced in 2005.
     o All divisions maintained or increased sales and marketing costs in the fourth quarter in order to increase the probability of sales increases in all of 2005. The extra costs were considered to be necessary to position the Company for growth.
     o Litigation costs became significant in 2004 compared to 2003 as a result of the need to protect our assets from suit. The costs are manageable but FSI will make every effort to reduce these costs going forward without adversely affecting shareholder value.

Our overall gross profit margin on product sales increased to 60.8% in 2004 from 41.3% in 2003. This increase in gross margin was primarily due to the addition of NanoChem Solutions Inc.

The Company realized a net recovery on its operating expenses in 2003 of $816,054. We cancelled over 2 million stock options to consultants resulting in a non-cash expense recovery of $2,282,282 in 2003. In 2004 we also increased sales and marketing costs in connection with our WaterSavr product and this was reflected in increased wages, office, rent, telephone and travel expenses. We incurred higher professional fees in the 2004 period primarily due to increased legal and accounting expenses and specific consultants directed at integrating the functions and sales of the NanoChem subsidiary as quickly as possible. Depreciation expense was $388,071 for the 2004 period compared to $37,714 for 2003 reflecting depreciation for additional property and equipment added in 2004.

There was no income tax provision for 2004 as no tax installment payments were made during the year while we recorded an income tax benefit of $25,892 in 2003. We had interest income of $34,258 in 2004 compared to $203,310 in 2003 as we used capital to purchase assets and develop our business. There was a net loss of $1,257,545 in 2004 compared to income of $2,003,312 in the 2003 period.

With the addition of the Donlar assets, FSI became a much larger company with commensurate increases in most expense segments. However, note must be made of certain expenses that were reduced such as travel ($132,632 compared to $150,116) and telecom ($41,895 compared to $41,445 despite adding three new locations) as a result of more careful cost control in our Watersavr subsidiary.

2003 AND 2002 RESULTS OF OPERATIONS

Year ended December 31, 2003 and 2002
Sales for the year ended December 31, 2003 were $2,321,120 compared to $1,112,192 for the 2002 period, an increase of $1,208,928 or 109%. Our sales increase was primarily the result of increased sales in residential swimming pool products, increased sales in the commercial pool division and the beginning of Water$avr sales. We increased the price of our residential product by 12.5% in third Quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2004 we invested $2.3 million of our working capital in the Donlar Corporation bankruptcy asset purchase while continuing to introduce and market our Watersavr product which has not yet attained significant sales. We believe we have sufficient capital to support our business and operations for at least the next 3 months. We anticipate utilizing approximately $500,000 in the next twelve months attempting to close sales in California, Spain and Australia and to extend certain core US patents to select other countries. Approximately 80% of such expenditures are related to our recently introduced WaterSavr product. There can be no assurance that any of the expenditures will result in additional sales revenues. In the event that our capital resources are not sufficient for the continued expansion of the Company, new capital will be needed or marketing expenses will have to be curtailed until capital is available. There is no guarantee that capital will be available on terms acceptable to the Company or at all. There are no investment banking agreements in place at this time.

SEASONALITY

Our operations are somewhat subject to seasonal fluctuations. Use of our swimming pool products increase in summer months in most markets and result in our sales from January to June being greater than in July through December. Markets for our WaterSavr product are also seasonal dependant on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality. Our TPA business is the least seasonal. There is a small increase in the spring related to inventory building for the crop season in America and a small slowdown in December as oilfield customers run down stock in advance of yearend but otherwise, little seasonal variation. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

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

Among our customers are six that are sizable enough that the loss of any one would be significant and our revenues would be substantially reduced if we lost one or more of these major customers that account for a substantial amount of our sales.

We are no longer subjected to the concentrated credit risk from Sunsolar Technologies for our pool products but our exposure to bad debts will increase as we shift to servicing a larger number of customers in the swimming pool industry.

We allow our major customers between 30 and 45 days to pay for each shipment of product we make to them. This represents risk that we would be subject to substantial write-off of our accounts receivable if one or more of these customers defaulted on their payment obligations to us.

The continuing marketing efforts for our WaterSavr product may result in losses. We introduced our WaterSavr product in June 2002. We have delivered quantities for testing by potential customers but only one customer has ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We cannot assure that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $400,000 on WaterSavr in 2005.

Our products can be hazardous if not handled, stored and used properly. Heatsavr is flammable and must be stored properly to avoid fire risk. Additionally, it may irritate eyes that are exposed to the concentrated product. Although we label the products to warn of such risks, our sales could be reduced if our products were to be viewed as being dangerous to use or actually been implicated in causing personal injury or property damage, which is not currently the case.

ITEM 7.  FINANCIAL STATEMENTS

CINNAMON JANG WILLOUGHBY & COMPANY


Chartered Accountants
A PARTNERSHIP OF INCORPORATED PROFESSIONALS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FLEXIBLE SOLUTIONS INTERNATIONAL
INC.:


         We have audited the consolidated balance sheets of Flexible Solutions International Inc. as at December 31, 2004 and 2003 and the consolidated statements of income and retained earnings and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

         In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2004 and 2003 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The financial statements as at December 31, 2002 and for the year then ended were audited by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated March 12, 2003.

                                           /s/CINNAMON JANG WILLOUGHBY & COMPANY
                                                           Chartered Accountants

Burnaby, BC
February 11, 2005

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.
Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of HLB International. A world-wide organziation of accounting firms and business advisors.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004
(U.S. DOLLARS)
---------------------------------------------- ------------  ------------
                                               DECEMBER 31   DECEMBER 31
                                                  2004          2003
---------------------------------------------- ------------  ------------

ASSETS

CURRENT
  Cash and cash equivalents                      $ 558,795     $ 237,080
  Short term investments                           559,440     5,033,837
  Accounts receivable                              501,372       294,238
  Income tax receivable                             92,963        86,243
  Loan receivable                                   38,570        17,585
  Inventory                                      1,416,588       212,938
  Prepaid expenses                                 131,280        36,101
---------------------------------------------- ------------  ------------

                                                 3,299,008     5,918,022
PROPERTY AND EQUIPMENT                           5,250,346       167,589
INVESTMENT                                         271,000       303,500
---------------------------------------------- ------------  ------------

                                                $8,820,354    $6,389,111
                                               ============  ===========-

LIABILITIES

CURRENT

  Due to shareholders                                    -         7,700
  Short term loan                                3,150,000
  Accounts payable and accrued liabilities         250,129     $ 157,643
---------------------------------------------- ------------  ------------
                                                 3,400,129       165,343

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value
        of $0.001 each
   1,000,000 Preferred shares with a par value
        of $0.01 each
Issued and Outstanding
  11,831,916 (2003: 11,794,916) common shares       11,832        11,794
CAPITAL IN EXCESS OF PAR VALUE                   7,663,421     7,306,613
OTHER COMPREHENSIVE INCOME (LOSS)                  100,179         3,023
DEFICIT                                         (2,355,207)   (1,097,662)
---------------------------------------------- ------------  ------------

TOTAL STOCKHOLDER'S EQUITY                       5,420,225     6,223,768
---------------------------------------------- ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $8,820,354    $6,389,111
                                               ============  ============

SEE COMMITMENTS AND CONTINGENCIES (NOTE 15 & 16)

The accompanying notes are an integral part of these consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(U.S. DOLLARS)
----------------------------------------------    ----------------------------
                                                     YEAR ENDED DECEMBER 31

                                                       2004           2003
----------------------------------------------    -------------  -------------

SALES                                              $ 3,392,937    $ 2,321,120

COST OF SALES                                        1,331,075      1,363,064
----------------------------------------------    -------------  -------------

GROSS PROFIT                                         2,061,862        958,056
----------------------------------------------    -------------  -------------

OPERATING EXPENSES
  Wages                                                932,283        476,931
  Administrative salaries and benefits                 133,120         80,999
  Advertising and promotion                             97,946         63,871
  Investor relations and transfer agent fee            215,670        173,268
  Office and miscellaneous                             166,099         83,854
  Insurance                                             73,375              -
  Interest expense                                      68,384              -
  Rent                                                 177,667         70,538
  Consulting                                           398,753     (2,282,282)
  Professional fees                                    308,534        190,638
  Travel                                               132,632        150,116
  Telecommunications                                    41,895         41,445
  Shipping                                              28,866         19,203
  Research                                              58,552         67,615
  Commissions                                            9,578              -
  Bad debt expense (recovery)                             (10)         24,747
  Currency exchange                                     20,000       (31,955)
  Utilities                                             69,750         17,246
  Depreciation                                         388,071         37,712
----------------------------------------------    -------------  -------------

                                                     3,321,165       (816,054)
----------------------------------------------    -------------  -------------

INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX     (1,259,303)     1,774,110
INTEREST INCOME                                         34,258        203,310

WRITE DOWN OF INVESTMENT                               (32,500)             -
----------------------------------------------    -------------  -------------

INCOME (LOSS) BEFORE INCOME TAX                     (1,257,545)     1,977,420
INCOME TAX (RECOVERY)                                                 (25,892)
----------------------------------------------    -------------  -------------

NET INCOME (LOSS)                                   (1,257,545)   $ 2,003,312
DEFICIT, BEGINNING                                  (1,097,662)    (3,100,974)
----------------------------------------------    -------------  -------------
DEFICIT, ENDING                                     (2,355,207)    (1,097,662)

NET INCOME (LOSS) PER SHARE                       $     (0.11)    $      0.17
----------------------------------------------    -------------  -------------

WEIGHTED AVERAGE NUMBER OF SHARES                   11,827,734     11,734,880
----------------------------------------------    -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(U.S. DOLLARS)
---------------------------------------------- -------------------------------
                                                       THREE MONTHS ENDED
                                                           DECEMBER 31
                                                       2004           2003
----------------------------------------------    -------------  -------------

SALES                                                $ 981,012      $ 338,549
COST OF SALES                                          501,761        232,771
----------------------------------------------    -------------  -------------

GROSS PROFIT                                           479,251        105,778
----------------------------------------------    -------------  -------------

OPERATING EXPENSES
  Wages                                                325,341         68,273
  Administrative salaries and benefits                  38,147         20,741
  Advertising and promotion                             24,688          2,956
  Investor relations and transfer agent fee             42,506         52,995
  Office and miscellaneous                              12,046         24,520
  Insurance                                             39,900              -
  Interest expense                                      39,020              -
  Rent                                                  62,956         21,385
  Consulting                                           104,644    (2,404,505)
  Professional fees                                     96,388         17,495
  Travel                                                52,801         30,086
  Telecommunications                                    13,431          4,869
  Shipping                                               6,916          4,516
  Research                                              37,552          6,317
  Commissions                                            9,578              -
  Bad debt expense (recovery)                              787         23,925
  Currency exchange                                     14,334       (52,742)
  Utilities                                             23,281          3,308
  Depreciation                                          28,535         12,944
----------------------------------------------    -------------  -------------

                                                       972,853    (2,162,917)
----------------------------------------------    -------------  -------------

INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX      (493,601)      2,268,695
INTEREST INCOME                                            794         48,114

WRITE DOWN OF INVESTMENT                              (32,500)              -
----------------------------------------------    -------------  -------------

INCOME (LOSS) BEFORE INCOME TAX                      (525,307)      2,316,809
INCOME TAX (RECOVERY)
----------------------------------------------    -------------  -------------

NET INCOME (LOSS)                                    (525,304)    $ 2,316,809
DEFICIT, BEGINNING                                 (1,829,901)    $(3,414,471)
----------------------------------------------    -------------  -------------
DEFICIT, ENDING                                     (2,355,208)   $(1,097,662)


NET INCOME (LOSS) PER SHARE                            $ (0.04)      $   0.20
----------------------------------------------    -------------  -------------

WEIGHTED AVERAGE NUMBER OF SHARES                   11,831,916     11,791,612
----------------------------------------------    -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2004 AND 2003
(U.S. DOLLARS)
------------------------------------------------- ------------- --------------
                                                      YEAR ENDED DECEMBER 31
                                                       2004           2003
------------------------------------------------- -------------  -------------
OPERATING ACTIVITIES

  Net income (loss)                               $ (1,257,545)     2,003,312

  Stock compensation expense                           299,345     (2,357,630)

  Depreciation                                         388,071         37,712

  Write down of investments                             32,500              -
Changes in non-cash working capital items:

  Accounts receivable                                 (207,134)      (239,016)

  Inventory                                         (1,203,650)        (9,108)

  Prepaid expenses                                     (95,179)        51,220

  Accounts payable                                      92,486        104,497

  Income tax receivable                                 (6,720)        31,771

  Decrease in due to shareholders                       (7,700)         7,700
------------------------------------------------- -------------  -------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (1,965,525)      (369,542)
------------------------------------------------- -------------  -------------

INVESTING ACTIVITIES

  Acquisition of property and equipment             (2,320,828)       (76,735)

  Short-term investments                             4,474,397         28,658

  Loan receivable                                      (20,985)        (7,503)
------------------------------------------------- -------------  -------------
CASH USED IN INVESTING ACTIVITIES                    2,132,584        (55,580)
------------------------------------------------- -------------  -------------

FINANCING ACTIVITY

  Subscriptions received                                     -         16,217

  Proceeds from issuance of common stock                57,500         64,819
------------------------------------------------- -------------  -------------
CASH PROVIDED BY FINANCING ACTIVITIES                   57,500         81,036
------------------------------------------------- -------------  -------------

Effect of exchange rate changes on cash                 97,156         24,377
------------------------------------------------- -------------  -------------

INFLOW (OUTFLOW) OF CASH                               321,715       (319,709)

Cash and cash equivalents, beginning of period         237,080        556,789
------------------------------------------------- -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    558,795        237,080
------------------------------------------------- =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid                               $          -         60,351

  Interest received                                     34,258        203,310
------------------------------------------------- -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004
(U.S. DOLLARS)
----------------------------------- ---------- --------- ------------ ------------ ------------ --------------- -------------


                                                          CAPITAL IN     SHARE      ACCUMULATED      OTHER          TOTAL
                                                          EXCESS OF   SUBSCRIPTION   EARNINGS    COMPREHENSIVE  STOCKHOLDERS'
                                       SHARES  PAR VALUE  PAR VALUE    RECEIVABLE  (DEFICIENCY)  INCOME (LOSS)      EQUITY
----------------------------------- ---------- --------- ------------ ------------ ------------ --------------- -------------
Balance December 31, 2002           11,570,916  $ 11,570  $9,328,648   $ (16,217)  $(3,100,9740    $ (21,354)     $6,201,673

Shares Issued

  Exercise of stock options            124,000       124      64,695           -             -             -          64,819

  For investment                       100,000       100     270,900           -             -             -         271,000

Payment of subscription receivable           -         -           -      16,217             -             -          16,217

Stock option compensation reversal           -         -  (2,357,630)          -             -             -      (2,357,630)

Translation adjustment                       -         -           -           -             -        24,377          24,377

Net Income                                   -         -           -           -     2,003,312             -       2,003,312
----------------------------------- ---------- --------- ------------ ------------ ------------ --------------- -------------


Balance December 31, 2003           11,794,916    11,794   7,306,613           -    (1,097,662)        3,023       6,223,768
Shares Issued

  Exercise of stock options             37,000        38      57,463           -             -             -          57,501

Stock option compensation                    -         -     299,345           -             -             -         299,345

Translation adjustment                       -         -           -           -             -        97,156          97,156

Net Loss                                     -         -           -           -    (1,257,543)            -      (1,257,543)
----------------------------------- ---------- --------- ------------ ------------ ------------ --------------- -------------



Balance December 31, 2004           11,831,916  $ 11,832  $7,663,421   $       -   $(2,355,205)    $ 100,179      $5,420,227
=================================== ========== ========= ============ ============ ============ =============== =============






The accompanying notes are an integral part of these consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION:

      These consolidated financial statements include the accounts of Flexible Solutions International Inc., and its wholly owned subsidiaries Flexible Solutions Ltd., NanoChem Solutions Inc. and WaterSavr Global Solutions Inc. All intercompany balances and transactions have been eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

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

      On May 2, 2002, the company established WaterSavr Global Solutions Inc. through issuance of 100 shares of common stock.

      Pursuant to a purchase agreement dated May 26, 2004, the company acquired the assets of Donlar Corporation on June 9, 2004 and created a new company, NanoChem Solutions Inc.

      The purchase price of the transaction was $6,150,000 with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the company issued a promissory note bearing interest at 4 % to the vendor to satisfy $3,150,000 of the purchase price. This note is due June 2, 2005 and all of the former Donlar assets are used as security.

      The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

      As at June 9, 2004:

      Current assets                                                $ 1,126,805
      Property and equipment                                          5,023,195
      -------------------------------------------------------------------------

      -------------------------------------------------------------------------
                                                                     $6,150,000
      Acquisition costs assigned to property and equipment              314,724
      -------------------------------------------------------------------------

      Total assets acquired                                         $ 6,464,724
      =========================================================================

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES:

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

      c) Property, Equipment and Leaseholds -

           The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

                      Computer hardware 30% Declining balance Furniture and fixtures 20% Declining balance Manufacturing equipment 20% Declining balance Office equipment 20% Declining balance Building 10% Declining balance Leasehold improvements Straight-line over lease term

           Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write downs have been necessary to date.

      d) Impairment of Long Lived Assets -

           The company assesses the recoverability of its long lived assets by determining whether the carrying value of the long lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting the company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the year ended December 31, 2004, no impairment charges have been recognized.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      e) Foreign Currency -

           The functional currency of Flexible Solutions Ltd. is the Canadian dollar. The translation of the Canadian dollar to the reporting currency of the U.S. dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the company's functional currency, Canadian dollars, into the reporting currency, U.S. dollars, are excluded from the determination of income and disclosed as other comprehensive income (loss) in stockholders' equity.

           Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in income if realized during the year and in comprehensive income if they remain unrealized at the end of the year.

      f) Revenue Recognition -

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

      g) Stock Issued in Exchange for Services -

           The valuation of the common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by officers and directors of the company based upon trading prices of the company's common stock on the dates of the stock transactions.

      h) Stock Based Compensation -

           The company applies the fair value based method of accounting prescribed by the Statement of Financial Accounting Standards ("SFAS") No. 123 in accounting for stock issued in exchange for services.

      i) Comprehensive Income -

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      j) Income (Loss) Per Share -

           Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the year ending December 31, 2004, 2003 and 2002 all outstanding options were anti-dilutive.

      k) Use of Estimates -

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

      l) Financial Instruments -

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

      m) Recent Accounting Pronouncements -

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

3.    SHORT-TERM INVESTMENT:

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

4.    LOAN RECEIVABLE:
                                                    2004             2003
      ---------------------------------------------------------------------

      =====================================================================
      5% loan receivable due on demand           $  38,570        $  17,585



5.    PREPAID EXPENSES:
                                                      2004             2003
      ---------------------------------------------------------------------

      Security deposit and prepaids              $ 131,280        $  36,101

      =====================================================================

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------


6.    PROPERTY, PLANT AND EQUIPMENT:

                                             Accumulated      2004       2003
                                    Cost    Amortization      NET         Net
      ------------------------- ----------- ------------  ---------- ----------

      ------------------------- ----------- ------------ ----------- ----------
       Buildings                $ 3,144,259 $  157,213   $ 2,987,046          -
       Computer hardware             41,123     13,612        27,511  $   9,267
       Furniture and fixtures        15,165      3,650        11,515      3,293
       Office equipment              28,906     10,485        18,421     15,195
       Manufacturing equipment    2,109,046    323,188     1,785,858    133,283
       Trailer                        1,926        780         1,146      1,518
       Leasehold improvements        25,784     11,251        14,533      5,033
       Trade Show Booth               7,212       1082         6,130
       Land                         398,186          -       398,186          -
      ------------------------------------- ------------ ----------- ----------

                                $ 5,771,607 $  521,261   $ 5,250,346 $  167,589
      ========================= =========== ============  ========== ==========

7.    INVESTMENTS:

                                                         2004            2003
      --------------------------------------------------------------------------

      Tatko Inc. - Option to purchase 20% interest
                                    in common stock  $ 271,000        $ 271,000

      ==========================================================================
      On May 31, 2003 the company acquired an option to purchase a 20% interest in the outstanding shares of Taiko Inc. for consideration of the issuance of 100,000 shares of its common stock. The option to purchase the shares of Taiko Inc. expires on May 31, 2008. The cost of the investment has been accounted for based on the fair market value of the company's stock on May 31, 2003.

      See Contingencies (Note 16d)


8.    COMPREHENSIVE INCOME (LOSS):

                                        2004           2003           2002
      ---------------------------   ------------   ------------   ------------

       Net income (loss)            $(1,257,243)   $ 2,003,312    $(3,082,445)
       Other comprehensive income        97,156         24,377          2,488
      ---------------------------   ------------   ------------   ------------

                                    $(1,160,087)   $ 2,027,689    $(3,079,957)
      ===========================   ============   ============   ============

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------

9.    INCOME TAX:

      Total income tax expenses differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 30% to income before income taxes. The income to which this is applied is as follows:

                                                        2004        2003        2002
      --------------------------------------------- ----------- ---------- ------------
       Income (loss) before income tax per entity:
         Flexible Solutions International Inc.        (652,196) $2,309,831 $(2,866,021)
         Flexible Solutions Ltd.                      (677,894)     16,616     (56,264)
         WaterSavr Global Solutions Inc.              (195,368)   (349,027)   (181,616)
         NanoChem Solutions Inc.                       267,915           -           -
      --------------------------------------------- ----------- ---------- ------------

       Consolidated income (loss) before income tax (1,257,543)  1,977,420  (3,103,901)
       Permanent difference - stock option benefit     299,345  (2,357,630)  2,821,608
       Stock issued for services                             -           -      44,400
       Miscellaneous                                     7,874           -           -
      --------------------------------------------- ----------- ---------- ------------

       Taxable income (loss) for tax purposes         (950,324) $ (380,210 $  (237,893)
      ============================================= =========== ========== ============

      Application of the federal and provincial statutory rates results in the following:
                                                        2004        2003        2002
      --------------------------------------------- ----------- ---------- ------------

       Expected tax expense (recovery) at
        statutory rates-
         From Canadian operations                            -  $  (25,892)  $ (21,456)
         From US operations                                  -    (110,984)    (84,691)
      --------------------------------------------- ----------- ---------- ------------

       Income tax expense (recovery)                         -  $ (136,876)  $(106,147)
      ============================================= =========== ========== ============

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company's deferred tax liability calculated at a 35% tax rate consists of the following:
                                                            2004       2003
      -------------------------------------------------- --------- -----------

       Non-capital loss carry forwards                   $559,545   $ 226,931
         Book over tax value of property and equipment   (234,817)    (17,063)
         Valuation allowance                             (324,728)   (209,868)
      -------------------------------------------------- --------- -----------
                                                            -          -
      ================================================== ========= ===========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------

9.    INCOME TAX: (CONTINUED)

      The company's losses for income tax purposes are $1,598,701 (2003 - $648,375) which may be carried forward to apply against future income tax, expiring between 2010 and 2023 The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

                               2010                  $  79,113
                               2011                    671,177
                               2018                     16,858
                               2019                     13,414
                               2022                    237,893
                               2023                    301,097
                               2024                    279,149


10.   NET INCOME (LOSS) PER SHARE:

                                      Net income (loss)   Shares    Per share
                                        (Numerator)   (Denominator)  Amount
      -------------------------------- ------------- -------------- ---------
           2004
           BASIC NET INCOME PER SHARE
           NET INCOME                  $(1,257,543)     11,827,734  $ (0.11)

           2003
           Basic net income per share
           Net income                    2,003,312      11,734,880      0.17

           2002
           Basic net income per share
           Net income                   (3,082,445)     10,555,754     (0.29)
      -------------------------------- ------------- -------------- ---------

      There were no preferred shares issued and outstanding for the years ended December 31, 2004, 2003 or 2002. The 2002 denominator excludes 3,671,800 shares that may be issued upon exercise of options as to do so would have been anti dilutive for the 2002 per share loss.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS)
--------------------------------------------------------------------------------
11. STOCK OPTIONS:

      The company may issue stock options and stock bonuses for common stock of the company to provide incentives to directors, key employees and other persons who contribute to the success of the company. The exercise price of all incentive options are issued for not less than fair market value.

      The following table summarizes the company's stock option activity for the years ended December 31, 2004 and 2003:
                                                                      Weighted
                                                         Exercise      average
                                                           price      exercise
                                     Number of shares    per share      price
      --------------------------- -------------------- -------------- ---------

       Balance, December 31, 2002         3,686,800     $0.25 - $3.50    $3.79
       Granted                              256,000     $3.60 - $4.25    $3.61
       Exercised                          (124,000)     $0.25 - $2.28    $0.48
       Expired                          (2,107,800)     $0.25 - $5.50    $4.72
      --------------------------- -------------------- -------------- ---------

       Balance, December 31, 2003         1,711,000     $1.00 - $4.25    $2.84
       Granted                              572,740     $3.00 - $4.60    $3.46
       Exercised                           (37,000)     $1.00 - $2.50    $1.55
       Expired                              (5,000)         $4.25        $4.25
       Cancelled                        (1,000,000)     $1.50 - $3.50    $2.50
      --------------------------- -------------------- -------------- ---------

       Balance, December 31, 2004         1,241,740     $1.00 - $4.60    $2.87
      =========================== ==================== ============== =========

      The company applies APB Opinion No. 25 and related interpretations in accounting for it stock options granted to employees, and accordingly, compensation expense of $Nil (2003 - nil) was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using Black-Scholes Option Pricing Model, the pro forma effect on the company's net income (loss) and per share amounts would be as follows:

                                                     2004          2003         2002
      ----------------------------------------- ------------ ------------ -------------
      Net income (loss), as reported            $ 1,257,543   $ 2,003,312 $ (3,082,445)
      ----------------------------------------- ------------ ------------ -------------
      Net income (loss), pro forma                1,647,491     1,922,433   (3,704,296)
      ----------------------------------------- ------------ ------------ -------------
      Net income (loss) per share, as reported        (0.11)         0.17        (0.29)
      ----------------------------------------- ------------ ------------ -------------
      Net income (loss) per share, pro forma          (0.14)         0.16        (0.35)
      ----------------------------------------- ------------ ------------ -------------

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS

11.   STOCK OPTIONS: (CONTINUED)

      The fair value of each option grant is calculated using the following weighted average assumptions:

                              2004  2003  2002
      ---------------------- ----- ----- ------
      Expected life - years  5.0   5.0    5.0
      ---------------------- ----- ----- ------
      Interest rate          3.50% 2.87%  3.00%
      ---------------------- ----- ----- ------
      Volatility             49%   49%   72.3%
      ---------------------- ----- ----- ------
      Dividend yield         - %   - %    - %
      ---------------------- ----- ----- ------

      During the year, the company granted 275,400 (2003 - 205,000) stock options to consultants and have been recognized applying SFAS 123 using the Black-Scholes Option Pricing Model which resulted in additional consulting expense of $299,345 (2003 - $122,570). During the year ended December 31, 2003, the company cancelled 2,000,000 stock options to consultants pursuant to the terms of the contract, resulting in a recovery of consulting expense of $2,480,200.


12.   CAPITAL STOCK:

      During the year ended December 31, 2004 the company:

           (i) issued 37,000 shares of common stock at prices ranging from $1.00 to $2.50 per share upon exercise of stock options.

      During the year ended December 31, 2003 the company:

           (i) issued 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Taiko Inc. (see
                Note 8); and

           (ii) issued 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon exercise of stock options.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS
--------------------------------------------------------------------------------
13. SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY:

      The company operates in two segments:

      (a) Development and marketing of two lines of energy and water conservation products:

          The first line consists of a liquid swimming pool blanket which saves energy and water by storing evaporation from the pool surface. The second line consists of a food safe powdered form of the active ingredient within the liquid blanket and is designed to be used in still or slow moving drinking water sources.

      (b) Manufacture of biodegradable polymers and chemical additives:

          Biodegradable polymers are used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. Chemical additives are manufactured for use in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

      The company's sales in the United States of America and abroad amounted to 79% (2003 - 28%) . The remainder was earned in Canada.

      The company's long-lived assets are located in Canada and the United States as follows:

      ----------------------------- --------------- --------------
                                            2004           2003
      ----------------------------- --------------- --------------
      Canada                          $    238,807   $    167,589
      ----------------------------- --------------- --------------
      United States                      5,011,539              -
      ----------------------------- --------------- --------------
      Total                           $  5,250,346   $     167589
      ============================= =============== ==============


14.   COMMITMENTS:

      Property and Premises Leases -

      The company is committed to minimum rental payments for property and premises aggregating approximately $393,683 over the term of two leases, the last expiring on June 30, 2009.

      Commitments in each of the next five years are approximately as follows:

                        2005                        $134,290
                        2006                         114,752
                        2007                          55,169
                        2008                          55,654
                        2009                          33,818

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31
(US DOLLARS
--------------------------------------------------------------------------------
15.      CONTINGENCIES:

      a) The company has been named as a plaintiff in a lawsuit filed in the state of Illinois by a former employee. In November 2003, an ex-employee, Patrick Grant, filed suit against Flexible Solutions International in Cook County Circuit Court, Cook County, IL, claiming wrongful dismissal and seeking return of options rights or cash. The company believes these allegations are without merit and intends to vigorously defend against them.


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

      d) The company is plaintiff in a lawsuit demanding the return of the share certificate of 100,000 shares of stock originally given as payment in advance for services, $10,000 and undetermined damages resulting from a breach of contract. The suite has been filed in the Circuit Court of Cook County, IL against Tatko Biotech Inc. of Peoria, IL. The services for which the advance was given were never performed or given to the company, and the company therefore received no consideration or value for such advance.

         The shares were recorded at fair marker value less 10%, resulting in an expense of $271,000 recognized in June 2003.


16.   COMPARATIVE FIGURES:

      Certain of the comparative figures have been reclassified to conform with the current year's presentation.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A CONTROLS AND PROCEDURES:
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth our directors and officers and their respective ages and positions:

Name                         Age          Position

Daniel B. O'Brien             48          President, Director
John H. Bientjes              51          Director
Dr. Robert N. O'Brien         83          Director
Dale Friend                   48          Director
Eric Hodges                   56          Director

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

Dale Friend was elected a Director in December, 2002. She has a diversified background in the area of accounting. Her experience has been primarily in business offering a wide range of accounting knowledge. Dale currently works for a Lock and Security firm in Vancouver where she uses her skills as the company comptroller. Previously she was a Senior Trust Analyst for Alderwoods Group, formerly The Loewen Group from August 2002 to February 2003.. Prior to this she was with Telus, formerly BC Tel, for almost a decade in various accounting, auditing and financial planning positions.

Eric Hodges was elected to the Board in September 2004. He is a Victoria based accountant with decades of experience. His financial education is from the University of Washington in Seattle where he played for the Huskies football program. Mr. Hodges continued playing football after college, wth a successful, multiyear professional career with the BC Lions of the Canadian Football League. Eric is extremely familiar with both Canadian and US GAAP (generally acceptable accounting principles), since he has clients in both countries. Furthermore, his wide range of experience with small and quickly growing companies will be an asset to the Board

Dr. Robert N. O'Brien and Daniel B. O'Brien are father and son.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. The Board has established an audit committee comprised of John Bientjes, Dale Friend and Eric Hodges, all of whom are independent Directors and have strong financial backgrounds. Dr. Robert O'Brien and John Bientjes serve as the compensation committee. All executive officers are chosen by the board of directors and serve at the board's discretion.

We reimburse directors for any expenses incurred in attending board of directors meetings. As well, Directors are compensated $1000 annually to stand on the Board and the three independent directors receive an option to purchase 5,000 common shares each year that they serve.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of Forms 3 and 4 and 5 thereto furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued to the person who was the Company's chief executive officer during the fiscal year ended December 31, 2004 (the "named executive officer").

---------------- ----------- --------------------------------------- -------------------------------------------------
                                      ANNUAL COMPENSATION                     LONG TERM COMPENSATION AWARDS
---------------- ----------- --------------------------------------- -------------------------------------------------
                                                                              AWARDS                  PAYOUTS
---------------- ----------- ----------- ----------- --------------- ------------------------- -----------------------
                 Year          Salary      Bonus      Other Annual   Restricted   Securities      All        Other
                                                      Compensation      Stock     Underlying      LTIP     Compensation
                                                                       Awards      Option/SA    Payouts
                                                                                      RS
---------------- ----------- ----------- ----------- --------------- ------------ ------------ ----------- -----------
                                ($)         ($)           ($)            ($)          (#)         ($)         ($)
---------------- ----------- ----------- ----------- --------------- ------------ ------------ ----------- -----------
Daniel O'Brien      2004       40,000        --            --            --         50,000         --          --
President, CEO      2003       40,000        --            --            --         20,000         --          --
                    2002       40,000        --            --            --         50,000         --          --
---------------- ----------- ----------- ----------- --------------- ------------ ------------ ----------- -----------

The following table provides certain information about the stock options granted to the executive officer named in the Summary Compensation Table. in the year ended December 31, 2004.

                       OPTIONS GRANTED IN 2004 FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------------
                               NUMBER OF           PERCENT OF TOTAL
                               SECURITIES      OPTIONS/SARS GRANTED TO
                               UNDERLYING      EMPLOYEES IN FISCAL YEAR
                            OPTIONS GRANTED                               EXERCISE OR BASE PRICE
           NAME                   (#)                                           ($/SHARE)             EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------------
 Daniel B. O'Brien            50,000 shares              15.3%                     $3.00             December 31, 2009
--------------------------- ------------------ -------------------------- ------------------------ -----------------------

The following table sets forth certain information about stock options exercised in 2004 and the value of unexercised stock option held as of December 31, 2004 by the executive officer named in the Summary Compensation Table.

                            Aggregate Option Exercises in 2004 and Year-End Option Values

                                                                            Value of Unexercised
                                        Number of Unexercised Options          In-The Money
                                                at FY-End (#)               Options at FY-End ($)
              Shares                    -----------------------------    ------------------------------
           Acquired on       Value
Name       Exercise(#)    Realized($)   Exercisable     Unexercisable    Exercisable      Unexercisable
---------  -----------    -----------   -----------     -------------    -----------      -------------
Daniel B.                                 170,000          50,000         $391,500              0
O'Brien

DIRECTOR COMPENSATION

We have agreed to issue our directors who are not also employed by the Company options to purchase 5,000 shares of our common stock annually for serving as a director. However, Dr. Robert N. O'Brien will not receive director options in any year in which he receives options for other services. We pay Dr. Robert O'Brien additional options for assisting in research and development and patent prosecution. The number of said options is determined annually by the Board of Directors with Dr. O'Brien not voting on such matter. In 2004, Dr. O'Brien received the following options for such services and he did not receive director options:

Option Price               No. of Options        Expiration Date
------------               --------------        -----------------
$3.00                      25,000                December 31, 2009

Our outside directors received the following options in 2004:

Name                Option Price      No. of Options        Expiration Date
----                ------------      --------------        ---------------
John H. Bientjes        $3.00             5,000             December 31, 2009
Dale Friend             $3.00             5,000             December 31, 2009
Eric Hodges             $3.00             5,000             December 31, 2009

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 11, 2004 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the Company's executive officers named in the Summary Compensation Table, and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

                                          Shares Beneficially Owned (1)
                                          -----------------------------
                                          Common Stock      Percentage
                                          ------------      ----------
         Daniel O'Brien(2)(3)              4,816,200           40.7%
         Dr. Robert O'Brien(2)(3)          1,825,000           15.5%

           as a group [2 persons]          6,641,200           56.2%

(1) Applicable percentage of ownership at March 11, 2005, is based upon 11,831,916 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 11, 2005, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2) Address for this shareholder is 2614 Queenswood Drive, Victoria,BC, V8N 1X5, Canada.

(3) Includes shares which may be acquired on the exercise of stock options as follows.
                                               Exercise
         Name                No. of Options     Price       Expiration Date
         ----                --------------     -----       ---------------

         Daniel O'Brien         100,000         $1.40      December 21, 2006
                                 50,000         $4.25      December 31, 2007
                                 20,000         $3.60      December 31, 2008
         Dr. Robert O'Brien      50,000         $1.40      December 21, 2006
                                 25,000         $4.25      December 31, 2007
                                 25,000         $3.60      December 31, 2008
         John Bientjes            5,000         $4.25      December 31, 2007
                                  5,000         $3.60      December 31, 2008
         Dale Friend              5,000         $4.25      December 31, 2007
                                  5,000         $3.60      December 31, 2008
         Eric Hodges              5,000         $3.60      December 31, 2008

Does not include the following shares which may be acquired on the exercise of stock options which are not exercisable until December 31, 2005 and must also be approved at the annual general meeting.
                                               Exercise
         Name                No. of Options     Price       Expiration Date
         ----                --------------     -----       ---------------

         Daniel O'Brien          50,000         $3.00      December 31, 2009
         John H. Bientjes         5,000         $3.00      December 31, 2009
         Dr. Robert O'Brien      25,000         $3.00      December 31, 2009
         Dale Friend              5,000         $3.00      December 31, 2009
         Eric Hodges              5,000         $3.00      December 31, 2009

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Our director, Dr. Robert O'Brien, developed our swimming pool, water conservation and mosquito control products and has assigned his patent rights to such products to us. We have no agreement with Dr. O'Brien requiring him to conduct any research and development activities for us but we anticipate that any future inventions which may be of interest to us will continue to be assigned to us by Dr. O'Brien, although he has no legal obligation to do so. Dr. O'Brien does not receive any salary or royalties from us for any research and development activities. The Board of Directors does consider such activities undertaken by Dr. O'Brien when it grants stock options to Dr. O'Brien. Dr. O'Brien is a member of the Board of Directors but does not participate in the proceedings of the Board concerning his own stock option grants. See Item 10 above for further information.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
--------

NUMBER                 DESCRIPTION


21 Subsidiaries. (Incorporated by reference to Exhibit 21 to Registrant's Registration Statement on Form SB-2 filed January 22, 2003)

31.1     Sarbanes Oxley Section 302Certification

32.1     Sarbanes Oxley Section 906 Certification

REPORTS ON FORM 8-K
-------------------

Filed January 10, 2005
On January 6, 2005 Flexible Solutions International, Inc., issued a press release announcing results from evaporation control testing conducted at Owens Lake, California during September and October 2004 .

Filed November 22, 2004
On November 18, 2004 Flexible Solutions International, Inc., issued a press release announcing that it has filed with EPA for Registration of Mosquito Control Product.

Filed November 16, 2004
On November 15, 2004 Flexible Solutions International, Inc., issued a press release announcing financial results for the third quarter ended September 30, 2004.

Filed October 6, 2004
On October 5, 2004 Flexible Solutions International, Inc., issued a press release announcing expected financial results for the third quarter ended September 30, 2004.

Filed August 23, 2004
On Aug 17th 2004, Flexible Solutions International Inc. served Tatko Inc. counsel with a suit filed in Circuit Court of Cook County IL. Flexible claims breach of agreement by Tatko and seeks return of 100,000 shares of restricted common stock and such other relief to which Flexible is entitled.

Filed July 26, 2004
On July 23, 2004 Flexible Solutions International, Inc., issued a press release announcing the appointment of Fred J. Kupel as the Company's Chief Financial Officer. In the same release, pro forma revenues for the periods ended June 30, 2004, of $1,620,700 for three months and $3,198,770 for six months were announced.

Filed June 1, 2004
On May 27, 2004 Flexible Solutions International, Inc., issued a press release announcing the purchase of the assets of Donlar Corporation, Bedford Park, IL. Donlar had filed for protection under Chapter 11 of the Bankruptcy Code on February 27, 2004. In addition to the physical assets, also included were the products and technologies.

Filed May 18, 2004
On May 17, 2004 Flexible Solutions International, Inc., issued a press release announcing financial results for the first quarter ended March 31, 2004.

Filed May 18, 2004
On May 13, 2004 Flexible Solutions International, Inc., issued a press release announcing that the Company has been awarded a $30,000 grant under the Metropolitan Water District of Southern California's Innovative Supply Program for an evaporation control project starting in June 2004

Filed March 9, 2004
On March 8, 2004 Flexible Solutions International, Inc., issued a press release announcing that the Company has entered into an agreement to purchase substantially all the assets of an Illinois company engaged in manufacture and sale of environmentally sound chemicals for the water industry.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cinnamon Jang Willoughby, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2004. Story and Company P.C. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Cinnamon Jang Willoughby was paid aggregate fees of $23,240 for the for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees

Cinnamon Jang Willoughby was not paid any additional fees for the fiscal year ended December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Cinnamon Jang Willoughby was paid aggregate fees of $2,075 for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning. The nature of these services were calculation and filing of 2004 income tax return.

Other Fees

Cinnamon Jang Willoughby was paid no other fees for professional services during the fiscal year ended December 31, 2004.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Victoria, British Columbia, on 23rd of March 2005.

                                 FLEXIBLE SOLUTIONS INTERNATIONAL , INC.

                                 /s/ DANIEL B. O'BRIEN
                                     Daniel O'Brien
                                     President

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature         Title                            Date


/s/ Daniel B. O'Brien   President and Director (Principal   23rd of March 2005
Daniel B. O'Brien       Executive Officer)

/s/ John H. Bienjes     Director                            23rd of March 2005
John H. Bienjes

/s/ Robert N. O'Brien   Director                            23rd of March 2005
Robert N. O'Brien

/s/ Dale Friend         Director                            23rd of March 2005
Dale Friend

/s/ Eric Hodges         Director                            23rd of March 2005
Eric G Hodges

/s/ Fred Kupel          Principal Financial Officer         23rd of March 2005
Fred Kupel