Form 10QSB
period 2005-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-05-13
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2005

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


                615 Discovery Street, Victoria BC CANADA V8T 5G4
                -------------------------------------------------
                    (Address of principal executive offices)

                               ( 250 ) 477 - 9969
                           (Issuer's telephone number)


(Former name, former address and former fiscal year if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 12,733,916 shares as of April 30, 2005.

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

RESULTS OF OPERATIONS
The following analysis and discussion pertains to the Company's results of operations for the three month period ended March 31st 2005, compared to the results of operations for the three month period ended March 31st 2004, and to changes in the Company's financial condition from December 31st 2004 to March 31st 2005.

THREE MONTHS ENDED MARCH 31ST 2005 AND 2004
For the three months ended March 31st 2005, the Company experienced a profit of $54,198 as compared to a loss of $250,861 for the three months ended March 31st 2004. Increased brand recognition and increased sales of our residential pool product, Ecosavr, as well as a full quarter of operations from the NanoChem division has resulted in revenue of $2,019,581 compared to $488,110 in the year earlier quarter. Management is extremely satisfied with the effect of the acquisition as the NanoChem division had contributed greatly to sales and cash flow and is starting to replace the capital expended for it. As well, opportunities to synergistically cross sell the products of all divisions have already generated leads to new business and the swimming pool division has discovered ways to help NanoChem increase utilization of the Peru, IL factory while decreasing costs for the Company as a whole. The Company maintained expenditures in the areas of WaterSavr sales and marketing and production equipment development. The major changes that resulted in the large revenue increase were greater sales from our swimming pool division into new overseas markets and increase in sales from the recently acquired NanoChem division. NanoChem sales are much less seasonal than those of our WaterSavr and Flexible Solutions Ltd divisions which should lead to less volatile sales figures in future. Management will attempt to reduce seasonality even further over time.

Operating expenses were $889,812 for the first quarter, up from $374, 987 for the first quarter of 2004. Flexible Solutions continued its sales and marketing efforts for WaterSavr with the objective of closing the first major sales as soon as possible and with development of advanced production machinery for swimming pool products. The largest real increases were in the areas of wages ($234,436 versus $53,289), rent ($55,806 versus $21,349), advertising ($31,271 from $7,730), and commissions ($40,925 versus zero). These increases are wholly accounted for by the operating costs of the new division and represent a permanent increase in operating costs related to the new level of sales. The decreases in investor relations ($24,638 down from $64,678) and consulting ($44,252 down from $74,678) are the result of better cost-control in these areas instituted by management over the past year. Professional fees increased to $60,843 from $36,508 in the quarter. This is the result of the company protecting its intellectual property assets vigorously. Note should be made that depreciation increased to $168,103 from $9,952 as a result of the depreciable NanoChem assets acquired in June 2004.

The profit for the quarter was $54,198, an increase from first quarter last year when the loss was $250,861. The gain was realized through increased sales in swimming pool products compared to the year earlier quarter augmented by positive operating cash from the NanoChem division.

The profit per share was $0.00 for the three months ended March 31st, 2005 compared to a loss of $0.02 for the three months ended March 31st, 2004.


LIQUIDITY AND CAPITAL RESOURCES
The Company has cash on hand of $495,520 as of the end of March 2005 compared to $558,795 on December 31st, 2004.

As of March 31st 2005, the Company had working capital of $36,925 as compared to working capital of $(101,121) on December 31st 2004. The increase in working capital is the result of increase sales and profits.

The Company has no external sources of liquidity in the form of credit lines from banks.

Management believes that its available cash will be sufficient to fund the Company's working capital requirements through December 31st 2005. Management further believes that available cash will be sufficient to implement the Company's expansion plans. No investment banking agreements are in place and there is no guarantee that the Company will be able to raise capital in the future should that become necessary.

SUBSEQUENT EVENTS

On April 4th, 2005 the Company announced that it had raised $3.375 million in capital through a private placement. Participating investors are a select group of investment funds, and the terms are one common share at $3.75 and a warrant to acquire a further share at $4.50. The total number of shares subscribed for was limited to 900,000, in order to minimize shareholder dilution while providing sufficient funds to retire the debt remaining from the acquisition of our NanoChem division in June 2004

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of March 31st 2005. However, the Company is exposed to interest rate risk.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

a) The company has been named as defendant in a lawsuit filed in the state of Illinois by a former employee. In November 2003, an ex-employee, Patrick Grant, filed suit against Flexible Solutions International Inc. in Cook County Circuit Court, Cook County, IL, claiming wrongful dismissal and seeking return of options rights or cash. The company believes these allegations are without merit and intends to vigorously defend against them.

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

d) The company is plaintiff in a lawsuit demanding the return of the share certificate of 100,000 shares of stock originally given as payment in advance for services, $10,000 and undetermined damages resulting from a breach of contract. The suite has been filed in the Circuit Court of Cook County, IL against Tatko Biotech Inc. of Peoria, IL. The services for which the advance was given were never performed or given to the company, and the company therefore received no consideration or value for such advance. The shares were recorded at fair market value less 10%, resulting in an expense of $271,000 recognized in June 2003.

e) The Company is the plaintiff in a lawsuit filed in the Court of the Queen's Bench of Alberta, where the subsidiary Flexible Solutions Ltd. is inter-provincially registered. The company is seeking undetermined damages resulting from breach of contract against Calgary Diecast Corporation. The contract was never completed and the Company's raw materials remain in the possession Calgary Diecast Corp. On April 25th, 2005, the Court ordered a judgment in favor of Flexible Solutions Ltd. in the amount of $47,495 and FSL intends to collect using all available means.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6.

        (b)   Reports on Form 8-K

              April 14, 2005 - Private placement announcment

              April 6, 2005 - 2005 sales prediction

              March 24, 2005 - 2004 financials results and distributor announcement

              January 10, 2005 - Owens Lakes trial results

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


                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                  (Registrant)


Dated: May 13th 2005                            /s/ DAN O'BRIEN
                                                President and Director

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
March 31, 2004
(U.S. Dollars)
------------------------------------------------------------------------------------------------
                                                                    March 31         December 31
                                                                      2005              2004
                                                                  ----------         ----------
Assets
Current
  Cash and cash equivalents                                        $ 495,520          $ 558,795
  Short term investments                                                   -            559,440
  Accounts receivable                                              1,111,374            501,372
  Income tax                                                          27,799             92,963
  Loan receivable                                                     38,652             38,570
  Inventory                                                        1,705,890          1,416,588
  Prepaid expenses                                                    96,764            131,280
                                                                  ----------         ----------

                                                                   3,475,999          3,299,008
Property, equipment and leaseholds                                 5,122,341          5,250,346
Investment                                                           325,000            271,000
                                                                  ----------         ----------

                                                                  $8,923,340         $8,820,354
                                                                  ==========         ==========

Liabilities

Current
  Accounts payable and accrued liabilities                         $ 289,074          $ 250,129
  Short term loan                                                  3,150,000          3,150,000
                                                                  ----------         ----------
                                                                   3,439,074          3,400,129
                                                                  ----------         ----------

Stockholders' Equity

Capital stock
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
  11,831,916 (2003: 11,794,916) Common shares                         11,832             11,832
Capital in excess of par Value                                     7,686,820          7,663,421
Other comprehensive income                                            86,623            100,179
Deficit                                                           (2,301,009)        (2,355,207)
                                                                  ----------         ----------

Total Stockholders' Equity                                         5,484,266          5,420,225
                                                                  ----------         ----------

Total Liabilities and Stockholders' Equity                        $8,923,340         $8,820,354
                                                                  ==========         ==========

Commitments and Contingencies (Notes 14 & 15)

See accompanying notes to financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
For Three Months Ended December 31, 2004 and 2003
(U.S. Dollars)

------------------------------------------------------------------------------
                                                 Three Months Ended March 31
                                                   2005               2004
                                                -----------        -----------

Sales                                           $ 2,019,581          $ 488,110
Cost of sales                                     1,078,301            367,100
                                                -----------        -----------

Gross profit                                        941,280            121,010
                                                -----------        -----------

Operating Expenses
  Wages                                             234,436             53,289
  Administrative salaries and benefits               38,005             24,847
  Advertising and promotion                          31,271              7,730
  Investor relations and transfer agent fee          24,638             64,678
  Office and miscellaneous                           41,457             34,590
  Insurance                                          28,318                  -
  Interest expense                                   37,674                  -
  Rent                                               55,806             21,349
  Consulting                                         44,252             74,678
  Professional fees                                  60,843             36,508
  Travel                                             37,765             23,576
  Telecommunications                                 10,288              5,700
  Shipping                                           12,639              3,142
  Research                                           15,508              9,161
  Commissions                                        40,925                  -
  Bad debt expense (recovery)                             -                  -
  Currency exchange                                     718                422
  Utilities                                           7,166              5,365
  Depreciation                                      168,103              9,952
                                                -----------        -----------

                                                    889,812            374,987
                                                -----------        -----------

Income (loss) before other items and income tax      51,468           (253,977)
Interest income                                       2,730              3,116
                                                -----------        -----------

Income (loss) before income tax                      54,198           (250,861)
Income tax (recovery)                                     -                  -
                                                -----------        -----------

Net income (loss)                                    54,198           (250,861)
Deficit, beginning                               (2,355,207)        (1,097,662)
                                                -----------        -----------
Deficit, ending                                 $(2,301,009)       $(1,348,523)
                                                ===========        ===========

Net income (loss) per share                          $ 0.00            $ (0.02)
                                                ===========        ===========

Weighted average number of shares                11,831,916         11,807,801
                                                ===========        ===========
See accompanying notes to financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2004 and 2003
(U.S. Dollars)

--------------------------------------------------------------------------------
                                                          Three Months March 31
                                                         2005           2004
                                                      ----------   -----------

Operating activities
  Net income (loss)                                   $  54,198    $ (250,861)
  Stock compensation expense                             23,400        66,935
  Depreciation                                          168,103         9,952
                                                      ----------   -----------
                                                        245,701      (173,974)
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable           (610,002)      166,617
  (Increase) Decrease in inventory                     (289,302)       29,118
  (Increase) Decrease in prepaid expenses                34,516       (15,809)
  Increase (Decrease) in accounts payable                38,945       (32,987)
  Increase (Decrease) in Income taxes                    65,164         1,120
  Increase (Decrease) in amounts due to shareholders          -        (7,700)
                                                      ----------   -----------

Cash (used in) operating activities                    (514,977)      (33,615)
                                                      ----------   -----------

Investing activities
  Short-term investments                                559,440     1,525,735
  Investments                                           (54,000)            -
  Loan receivable                                           (81)      (14,868)
  Acquisition of property and equipment                 (40,099)      (18,338)
  Incurred acquisition costs                                  -       (90,912)
                                                      ----------   -----------

Cash provided by (used in) investing activities         465,260     1,401,617
                                                      ----------   -----------

Financing activities
  Proceeds from issuance of common stock                      -        40,500
                                                      ----------   -----------

Cash provided by financing activities                         -        40,500
                                                      ----------   -----------

Effect of exchange rate changes on cash                 (13,559)       12,348
                                                      ----------   -----------

Inflow (outflow) of cash                                (63,276)    1,420,850
Cash and cash equivalents, beginning                    558,795       237,080
                                                      ----------   -----------

Cash and cash equivalents, ending                     $ 495,520    $1,657,930
                                                      ==========   ===========

Supplemental disclosure of cash flow information:
Interest received                                     $   2,730    $    3,116
                                                      ==========   ===========
See accompanying notes to financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
1.    BASIS OF PRESENTATION:

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

      The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

      As at June 9, 2004:

       Current assets                                         $ 1,126,805
       Property and equipment                                   5,023,195
                                                              ------------
                                                                6,150,000
       Acquisition costs assigned to property and equipment       314,724
                                                              ------------

       Total assets acquired                                  $ 6,464,724
                                                              ============

On February 7, 2005 the Company incorporated two new subsidiaries in Nevada. SeaHorse Systems Inc. was incorporated to research new applications of our patented dispensing mechanism currently used for Ecosavr. NanoDetect Technologies Inc. is focusing on ways to use our current technologies to detect pathogens.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
2.    SIGNIFICANT ACCOUNTING POLICIES:

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

      c) Property, Equipment and Leaseholds -

           The following assets are recorded at cost and depreciated using the following methods and using the following annual rates:

                      Computer hardware                  30% Declining balance
                      Furniture and fixtures             20% Declining balance
                      Manufacturing equipment            20% Declining balance
                      Office equipment                   20% Declining balance
                      Building                           10% Declining balance
                      Leasehold improvements               Over lease term

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
2.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------
(US DOLLARS)
2.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      j) Income (Loss) Per Share -

           Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income
           (loss) per share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the years ending December 31, 2004, 2003 and 2002 all outstanding options were anti-dilutive.

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

      l) Financial Instruments

           i)   Fair Values

                The fair market value of the financial instruments comprising cash, short-term investment, accounts receivable, loan receivable, accounts payable and accrued liabilities, and short-term loan payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

          ii)   Foreign Exchange and Interest Rate Risks -

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
2.    SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

           iii) In November 2001, the FASB issued EITF Issue No. 01-14,. "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The company does not expect this guidance to have a material impact on the financial statements.

3.    LOAN RECEIVABLE:
                                                       2005             2004
                                                   ---------        ---------

      5% loan receivable due on demand             $  38,652        $  38,570
                                                   =========        =========


4.    PREPAID EXPENSES:
                                                       2005             2004
                                                   ---------        ---------

      Security deposit and prepaids                $ 96,764         $ 131,280
                                                   =========        =========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
5.    PROPERTY, EQUIPMENT AND LEASEHOLDS:

                                           Accumulat     2005        2004
                                   Cost   Amortization    Net         Net
       ----------------------- ----------- ---------- ----------- -----------
       Buildings               $ 3,144,259 $  231,268 $ 2,912,991 $ 2,987,046
       Computer hardware            44,370     15,854      28,516      27,511
       Furniture and fixtures       15,609      4,238      11,371      11,515
       Office equipment             28,905     11,390      17,515      18,421
       Manufacturing equipment   2,139,918    411,712   1,728,206   1,785,858
       Trailer                       1,926        864       1,062       1,146
       Leasehold improvements       31,551     12,739      18,812      14,533
       Trade Show Booth              7,212      1,530       5,682       6,130
       Land                        398,186          -     398,186     398,186
                               ----------- ---------- ----------- -----------
                               $ 5,811,936 $  689,595 $ 5,122,341 $ 5,250,346
                               =========== ========== =========== ===========

6.    INVESTMENT:

                                                           2005          2004
                                                        ---------     ---------

      Tatko Inc. Option to purchase 20%
                interest in common stock                $ 271,000     $ 271,000
      Air Water Interface Delivery & Detection Inc.        54,000             -
                                                        ---------     ---------
                                                        $ 325,000     $ 271,000
                                                        =========     =========

      On May 31, 2003 the company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. for consideration of the issuance of 100,000 shares of Flexible Solutions International Inc. common stock. The option to purchase the shares of Taiko Inc. expires on May 31, 2008. The cost of the investment has been accounted for based on the original fair market value of Flexible Solutions International Inc. stock on May 31, 2003.

      See Contingencies (Note 11d)

      On February 8, 2005, NanoDetect Technologies Inc., a new subsidiary of Flexible Solutions International Inc., purchased 18 shares in Air Water Interface Delivery and Detection Inc. for a total cost of $54,000. This investment represents only 1.8% of the issued and outstanding shares of AWD, and accordingly will be accounted for under the cost method.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
7. STOCK OPTIONS:

      The company may issue stock options and stock bonuses for common stock of the company to provide incentives to directors, key employees and other persons who contribute to the success of the company. The exercise price of all incentive options are issued for not less than fair market value. There was no stock options issued in the quarter ending March 31, 2005.

      The following table summarizes stock option activity for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005:

                                   Number of   Exercise price Weighted average
                                     shares      per share     exercise price
                                  -----------  -------------  ----------------

      Balance, December 31, 2002   3,686,800   $0.25 - $3.50       $3.79
      Granted                        256,000   $3.60 - $4.25       $3.61
      Exercised                     (124,000)  $0.25 - $2.28       $0.48
      Expired                     (2,107,800)  $0.25 - $5.50       $4.72
                                  -----------  -------------  ----------------

      Balance, December 31, 2003   1,711,000   $1.00 - $4.25       $2.84
      Granted                        572,740   $3.00 - $4.60       $3.46
      Exercised                      (37,000)  $1.00 - $2.50       $1.55
      Expired                         (5,000)      $4.25           $4.25
      Cancelled                   (1,000,000)  $1.50 - $3.50       $2.50
                                  -----------  -------------  ----------------

      Balance, December 31, 2004   1,241,740   $1.00 - $4.60       $2.87
                                  ===========  =============  ================

      The fair value of each option grant is calculated using the following weighted average assumptions:

                                  2004           2003           2002


       Expected life - years       5.0            5.0             5.0
       Interest rate              3.50%          2.87%           3.00%
       Volatility                 49.0%          49.0%           72.3%
       Dividend yield              - %            - %             - %

      During the previous year, the company granted 275,400 (2003 - 205,000) stock options to consultants and have been recognized applying SFAS 123 using the Black-Scholes Option Pricing Model which resulted in additional consulting expense of $299,345 (2003 - $122,570). During the year ended December 31, 2003, the company cancelled 2,000,000 stock options to consultants pursuant to the terms of the contract, resulting in a recovery of consulting expense of $2,480,200.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
8.    CAPITAL STOCK:

      No stock was issued in the quarter ending March 31, 2005.

      During the year ended December 31, 2004 the company:

           (i) issued 37,000 shares of common stock at prices ranging from $1.00 to $2.50 per share upon exercise of stock options.

      During the year ended December 31, 2003 the company:

           (i) issued 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Tatko Inc. (Note
                7); and

           (ii) issued 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon exercise of stock options.


9. SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY:

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

      The sales in the United States of America and abroad amounted to 79% (2003
      - 28%) . The remainder was earned in Canada.

      The long-lived assets are located in Canada and the United States as follows:

                              2005          2004
     ------------------- ------------- -------------
     Canada              $    254,579  $    238,807
     United States          4,867,762     5,011,539
     ------------------- ------------- -------------
     Total               $  5,122,341  $  5,250,346
     =================== ============= =============

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
10.   COMMITMENTS:

      Property and Premises Leases -

      The company is committed to minimum rental payments for property and premises aggregating approximately $360,111 over the term of two leases, the last expiring on June 30, 2009.

      Commitments in each of the next five years are approximately as follows:

                                    2005                        $100,718
                                    2006                         114,752
                                    2007                          55,169
                                    2008                          55,654
                                    2009                          33,818

11.   CONTINGENCIES:

a) The company has been named as a plaintiff in a lawsuit filed in the state of Illinois by a former employee. In November 2003, an ex-employee, Patrick Grant, filed suit against Flexible Solutions International Inc. in Cook County Circuit Court, Cook County, IL, claiming wrongful dismissal and seeking return of options rights or cash. The company believes these allegations are without merit and intends to vigorously defend against them.

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
11.   CONTINGENCIES: (CONTINUED)

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

e) The Company is the plaintiff in a lawsuit filed in the Court of the Queen's Bench of Alberta, where the subsidiary Flexible Solutions Ltd. is inter-provincially registered. The company is seeking undetermined damages resulting from breach of contract against Calgary Diecast Corporation. The contract was never completed and the Company's raw materials remain in the possession Calgary Diecast Corp.

         On April 25th, 2005, the Court ordered a judgment in favor of Flexible Solutions Ltd. in the amount of $47,495 and intents to collect using all available means.


12.   COMPARATIVE FIGURES:

      Certain of the comparative figures have been reclassified to conform with the current year's presentation.