Form 10QSB
period 2005-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-08-12
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended JUNE 30, 2005
                                                 -------------

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

                    615 Discovery Street, Victoria BC V8T 5G4
                    -----------------------------------------
                    (Address of principal executive offices)

                               ( 250 ) 477 - 9969
                           ---------------------------
                           (Issuer's telephone number)


(Former name, former address and former fiscal year if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock $.001 par value 12,831,316 shares as of July 29, 2005.

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

RESULTS OF OPERATIONS

Separate financial data for each of the Company's operating segments is provided below. Segment Gross Profit Margin is defined in the discussion below. The Company evaluates the performance of the Company's operating segments based on the following:

                                                   JUNE 30
                                                                                    % CHANGE        % CHANGE
                                    2005            2004             2003           2005-2004       2004-2003
Sales
     Energy Segment                $ 765,621       $ 759,744       $ 1,942,562              1%           (61%)
     Polymer Segment               3,122,093         276,127                --  *        1031%            -- *

         Consolidated              3,887,714       1,035,871         1,942,562            275%           (47%)

Gross Profit Margin
     Energy Segment                  310,557         357,257           846,660            (13%)          (58%)
     Polymer Segment               1,445,212         267,537                --  *         440%            -- *

         Consolidated              1,755,769         624,864           846,660            181%           (26%)

SG&A
     Energy Segment                1,293,921         994,893           974,108             30%             2%
     Polymer Segment                 889,583         238,591                --  *         273%            -- *

         Consolidated              2,183,504       1,233,484           974,108             77%            27%

Interest Income
     Energy Segment                    3,616          30,470           102,246            (88%)          (70%)
     Polymer Segment                       0               0                --  *           0%            -- *

         Consolidated                  3,616          30,470           102,246            (88%)          (70%)

Write Down of Investments
     Energy Segment                        0               0                 0              0              0
     Polymer Segment                       0               0                --  *          --  *          -- *

         Consolidated                      0               0                 0

Net Income (Loss)                 $ (424,119)     $ (578,150)       $  (49,297)            27%         (1072%)

---------------
* Polymer segment data is not available as indicated. The Company's polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

SIX MONTHS ENDED JUNE 30 2005 AND 2004
--------------------------------------

Sales for the six months ended June 30, 2005 were $3,887,714, compared to $1,035,871 for the six months ended June 30, 2004, an increase of $2,851,843, or 275%. The increase in sales was primarily attributable to the new revenue provided by the Company's wholly-owned subsidiary, NanoChem Solutions Inc., which was formed as the corporate entity used to acquire certain assets from the bankruptcy estate of the Donlar Corporation.

The Company's Energy segment had sales of $765,621 for the six months ended June 30, 2004, compared to $759,744 for the six months ended June 30, 2004, an increase of 1%. The Company expects revenue in this segment to increase in 2006 as brand recognition of its ECO$AVR(R) product line continues to grow and the Company's marketing efforts of its WATER$AVR(R) product line begin to produce increased sales. The Company's Polymer segment achieved sales of $3,122,093 for the six months ended June 30, 2005, compared to $276,127 for the six months ended June 30, 2004. This increase is in part due to a full six months of sales from the new NanoChem Solutions subsidiary.

The Company had a loss of $424,119, or $0.03 per share, compared to a loss of $578,150, or $0.05 per share in the same period in 2004. The three largest contributing factors to the loss were:

     o The brand building, marketing and extra staffing costs in connection with sales of the Company's ECO$AVR(R) product incurred throughout the year that were not reflected in sales because there was still substantial "Tropical Fish" product with dealers that had been sold by the Company's discontinued distributor, Sunsolar Technologies. Management believes that very little old product is on shelves and that costs and revenue for the ECO$AVR(R) product will be better balanced in 2006.

     o All divisions maintained or increased sales and marketing costs in the fourth quarter in order to increase the probability of sales increases in all of fiscal 2005. The extra costs were considered to be necessary to position the Company for future growth.

     o Non cash transactions such as stock option expense significantly increased. This was a one time only event, related to the private placement in April 2005.

The Company's overall gross profit margin on product sales decreased to 45% in the six months ended June 30, 2005, down from 60% in the six months ended June 30, 2004. This decrease in gross margin was primarily due to the rise in oil and its affect on raw material pricing and shipping. There were also extra costs related to the labor and material inputs for the Company's swimming pool products as a result of the significant rise of the Canadian dollar versus the U.S. dollar. For more information regarding this result, see Note 2(e) to the Company's Notes to Consolidated Financial Statements, Foreign Currency.

Gross profit margin represents sales less cost of sales and producing. The major categories of costs included in cost of sales and producing are cost of goods, distribution costs, and costs of the Company's buying department. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from the Company's facilities to its customers, and other costs of distribution. The Company does not exclude any portion of distribution costs from cost of sales. The Company's gross margins may not be comparable to those of other entities because some entities include all of the costs related to their overhead in cost of sales, as compared to the Company, which excludes a portion of cost of sales from gross profit and instead includes such costs as a line item in operating expenses.

For the six months ended June 30, 2005, there was an increase in sales and marketing costs in connection with the Company's WATER$AVR(R) product, which was reflected in increased wages, office, rent, telephone and travel expenses. The Company incurred higher professional fees in the six months ended June 30, 2005 primarily due to increased legal and accounting expenses and increased consultant expenses resulting from the cost of integrating the functions and sales of the Company's NanoChem subsidiary as quickly as possible. Depreciation expense was $388,086 for the six months ended June 30, 2005, compared to $185,547 for the six months ended June 30, 2004, reflecting depreciation for additional property and equipment added mid 2004.

The Company's Energy segment generated $1,293,291 in operating expenses in the six months ended June 30, 2005, an increase of 30% over the same 2004 period. The increase is primarily attributable to the Company's extraordinary stock option expense related to the capital raising in the six months ended June 30, 2005. The Company's Polymer segment incurred $889,583 in operating expenses in the six months ended June 30, 2005, and increase of 77% over the same period the previous year. This is attributable to the fact the NanoChem Solutions subsidiary operated for the full 6 months in 2005 compared to 20 days in 2004, during the same period.

There was no income tax provision for the six months ended June 30, 2005, as no tax installment payments were made during the year, same as the same period in the previous year.

The Company's Energy segment reported interest income of $3,616 in the first six months of 2005, compared to $30,470 in the same period in 2004, a decrease of approximately 88% from 2004. This decrease in interest income is due to the Company's use of capital to purchase assets and develop its business.

The Company reported a net loss of $424,119 for the six months ended June 30, 2005, compared to a net loss of $578,150 for the six months ended June 30, 2004.

With the addition of the assets acquired from the Donlar Corporation, the Company became a much larger company with commensurate increases in most expense segments. However, the Company was able to reduce certain expenses such as advertising ($44,685 down from $56,792) and consulting ($91,787 down from $188,816) as a direct result of better cost control in these areas instituted by management over the past year and are expected to maintain at these levels. The large increase in investor relations ($509,588 versus $122,625) has to do with the stock options that vested in relation to the capital raising that closed on April 14, 2005. This resulted in a non-cash transaction of $447,500 and without this, the company would have seen a decrease in this expense.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003
---------------------------------------

The discussion in this section does not include a true comparison of Polymer segment data for this period. The Company's Polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

Sales for the six months ended June 30, 2004 were $1,035,871, compared to $1,942,562 for the six months ended June 30, 2003, a decrease of $906,691, or 47%. This decrease is primarily the result of substantial "Tropical Fish" product still in the market, which product is being sold by the Company's discontinued distributor, Sunsolar Technologies, and the Company's brand building efforts in connection with its ECO$AVR(R) product line. The Company expects revenue in this segment to increase in 2006 as brand recognition of its ECO$AVR(R) product line continues to grow and the Company's marketing efforts of its WATER$AVR(R) product line begin to produce increased sales.

The Company's Energy segment had sales of $759,744 for the six months ended June 30, 2004, compared to $1,942,562 for the six months ended June 30, 2003, a decrease of 61%. The Company expects revenue in this segment to increase in 2006 as brand recognition of its ECO$AVR(R) product line continues to grow and the Company's marketing efforts of its WATER$AVR(R) product line begin to produce increased sales. The Company's Polymer segment achieved sales of $276,127 for the six months ended June 30, 2004 with no comparable data for 2003.

The Company's overall gross profit margin on product sales increased to 60% in the six months ended June 30, 2004, up from 45% in the six months ended June 30, 2003. This increase in gross margin was primarily due to the addition of the Company's Polymer segment.

For the six months ended June 30, 2004, there was an increase in sales and marketing costs in connection with the Company's WATER$AVR(R) and ECO$AVR(R) products, which was also reflected in increased office and rent expenses. The Company incurred higher professional fees in the six months ended June 30, 2004 primarily due to increased legal and accounting expenses and increased consultant expenses resulting from the cost of integrating the functions and sales of the Company's NanoChem subsidiary as quickly as possible. Depreciation expense was $185,547 for the six months ended June 30, 2004, compared to $15,927 for the six months ended June 30, 2003, reflecting depreciation for additional property and equipment added mid 2004.

The Company's Energy segment generated $994,893 in operating expenses in the six months ended June 30, 2004, an increase of 2% over the same 2003 period. The Company's Polymer segment incurred $238,591 in operating expenses in the six months ended June 30, 2004 with no comparable data for the 2003 period.

There was no income tax provision for the six months ended June 30, 2004, as no tax installment payments were made during this period. The Company's income tax provision for the six months ended June 30, 2003 was made by installment payments totaling $26,094. The Company had interest income of $30,470 in the six months ended June 30, 2004, as compared to interest income of $104,246 in the six months ended June 30, 2003, a decrease of 70%. The Company reported net loss of $578,150 in the six months ended June 30, 2004, compared to a net loss of $49,295 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash on hand of $752,130 as of the end of June 2005 compared to $558,795 on December 31st 2004.

As of June 30th 2005 the Company had working capital of $3,590,510 as compared to a working capital shortage of $101,121 on December 31st 2004. The increase was mainly the result of the cash raised in the private placement that was used to pay off the loan taken out for the purchase of the Donlar Corp. assets that became the NanoChem division as well as from the increase in sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of June 30th 2005. However, the Company is exposed to interest rate risk.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

a) On November 13, 2003, Patrick Grant filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, Water$avr Global Solutions Inc. ("WGS"), the wholly-owned subsidiary of the Company, and Daniel B. O'Brien , the Company's Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The parties completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. The Company considers the case without merit and is planning to dispute the matter vigorously. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of Plaintiff's disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company's consolidated financial statements as the outcome of the claim filed by Mr. Grant is not determinable.

b) On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking return of 100,000 shares of the Company's common stock and repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock OFFERING. Such services were not performed and in the proceeding, the Company seeks return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003 the Company obtained an injunction freezing the transfer of the shares. On May 24, 2004 there was a hearing on defendant's motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in the Company's consolidated financial statements as the outcome of this claim is not determinable.

c) On May 28, 2004, Sunsolar Energy Technologies Inc. ("SET"), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Solutions, Ltd., the Company's wholly-owned subsidiary ("FSL"), and Mr. O'Brien. SET is seeking:
(a) a declaration that the trademark "Tropical Fish" is available for use by SET; (b) injunctive relief against further use of the "Tropical Fish" trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, FSL and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, the Company, FSL and Mr. O'Brien filed their defense and filed a counterclaim against SET. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by SET;
(y) a declaration that the "Tropical Fish" trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in the Company's consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

d) On July 23, 2004, the Company filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. ("Tatko"). The action arises out of a joint product ----- development agreement entered into between the Company and Tatko in which the Company agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of the Company's restricted common stock. In return, Tatko granted the Company a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and the Company seeks declaratory relief stating that Tatko is not entitled to the 100,000 shares of the Company's restricted common stock. The litigation is still pending at this time.

In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to the Company's restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the District Court.

No amounts have been recorded as receivable in the Company's consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

e) The Company is the plaintiff in a lawsuit filed in the Court of the Queen's Bench of Alberta, where the subsidiary Flexible Solutions Ltd. is inter-provincially registered. The company is seeking undetermined damages resulting from breach of contract against Calgary Diecast Corporation. The contract was never completed and the Company's raw materials remain in the possession Calgary Diecast Corp. On April 25th, 2005, the Court ordered a judgment in favor of Flexible Solutions Ltd. in the amount of $48,723 and FSL intends to collect using all available means.

ITEM 2.  CHANGES IN SECURITIES
         989,400 common shares were issued during the quarter

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On June 10, 2005, the annual general meeting of shareholders was held in Vancouver, BC. The results are as follows:

         - Mr. Dan O'Brien, Mr. Robert O'Brien, Ms. Dale Friend, Mr. John Bientjes and Mr. Eric Hodges were confirmed as directors for the following year

         -    Stock option compensation to officers and insiders were approved

         - Election to approve the Annual Report as filed with the SEC was approved

         - Cinnamon Jang Willoughby were confirmed as Auditors for the year ending December 31, 2005

ITEM 5.  OTHER INFORMATION
        None

ITEM 6.(B) REPORTS ON FORM 8-K

         June 29, 2005 - AGM shareholder votes

         June 9, 2005 - Private Placement

         May 16, 2005 - Release of Q1 Financials

         April 14, 2005 - Private Placement

         April 6, 2005 - Revenue Prediction

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

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                                  (Registrant)

Dated: August 12, 2005                  /s/ DAN O'BRIEN, President and Director

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
June 30, 2005
(U.S. Dollars)
---------------------------------------------------------------------------------------------------------
                                                                   June 30                   December 31
                                                                    2005                        2004
---------------------------------------------------------------------------------------------------------

Assets

Current
  Cash and cash equivalents                                       $  752,130                  $  558,795
  Short term investments                                                   -                     559,440
  Accounts receivable                                              1,028,236                     501,372
  Income tax                                                          27,033                      92,963
  Loan receivable                                                     38,286                      38,570
  Inventory                                                        1,912,912                   1,416,588
  Prepaid expenses                                                   117,979                     131,280
---------------------------------------------------------------------------------------------------------
                                                                   3,876,576                   3,299,008
Property, equipment and leaseholds                                 4,984,801                   5,250,346
Investment                                                           347,000                     271,000
---------------------------------------------------------------------------------------------------------

                                                                  $9,208,377                  $8,820,354
------------------------------------------------------------------==========------------------==========-
Liabilities

Current
  Accounts payable and accrued liabilities                        $  286,066                  $  250,129
  Short term loan                                                                              3,150,000
---------------------------------------------------------------------------------------------------------
                                                                     286,066                   3,400,129
---------------------------------------------------------------------------------------------------------
Stockholders' Equity

Capital stock
Authorized
  50,000,000 Common shares with a par value
  of $0.001 each 1,000,000 Preferred
  shares with a par value of $0.01 each
Issued and Outstanding
12,821,316 (2004: 11,831,916) Common shares                           11,832                      11,832
Capital in excess of par Value                                    11,616,621                   7,663,421
Other comprehensive income                                            73,184                     100,179
Deficit                                                           (2,779,326)                 (2,355,207)
---------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                         8,922,311                   5,420,225
---------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                        $9,208,377                  $8,820,354
------------------------------------------------------------------==========------------------==========-

Commitments and Contingencies (Notes 14 & 15)

See accompanying condensed notes to unaudited interim consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
For Six Months Ended June 30, 2005 and 2004
(U.S. Dollars)

--------------------------------------------------------------------------------
                                                     Six Months Ended June 30
--------------------------------------------------------------------------------
                                                    2005                2004
--------------------------------------------------------------------------------

Sales                                           $ 3,887,714         $ 1,035,871
Cost of sales                                     2,131,945             411,007
--------------------------------------------------------------------------------

Gross profit                                      1,755,769             624,864
--------------------------------------------------------------------------------
Operating Expenses
  Wages                                             436,825             257,716
  Administrative salaries and benefits              109,076              57,544
  Advertising and promotion                          44,685              56,792
  Investor relations and transfer agent fee         509,588             122,625
  Office and miscellaneous                           69,531              96,922
  Insurance                                          62,787                   -
  Interest expense                                   62,189                   -
  Rent                                              103,672              52,216
  Consulting                                         91,787             188,816
  Professional fees                                 126,449             107,714
  Travel                                             78,866              49,514
  Telecommunications                                 22,890              14,714
  Shipping                                           23,036              10,797
  Research                                           18,404              15,842
  Commissions                                        87,998                   -
  Bad debt expense (recovery)                             -                (797)
  Currency exchange                                  (6,867)              3,324
  Utilities                                          11,502              14,198
  Depreciation                                      331,086             185,547
--------------------------------------------------------------------------------

                                                  2,183,504           1,233,484
--------------------------------------------------------------------------------

Income (loss) before other items and income tax    (427,735)           (608,620)
Interest income                                       3,616              30,470
--------------------------------------------------------------------------------

Income (loss) before income tax                    (424,119)           (578,150)
Income tax (recovery)                                     -                   -
--------------------------------------------------------------------------------

Net income (loss)                                $ (424,119)         $ (578,150)
Deficit, beginning                              $(2,355,207)        $(1,097,662)
--------------------------------------------------------------------------------
Deficit, ending                                 $(2,779,326)        $(1,675,812)
------------------------------------------------============--------============

Net income (loss) per share                         $ (0.03)            $ (0.05)
------------------------------------------------============--------============

Weighted average number of shares                12,256,208          11,819,916
------------------------------------------------============--------============
See accompanying condensed notes to unaudited interim consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
For Three Months Ended June 30, 2005 and 2004
(U.S. Dollars)

--------------------------------------------------------------------------------
                                                   Three Months Ended June 30
-------------------------------------------------------------------------------
                                                     2005              2004
-------------------------------------------------------------------------------

Sales                                            $ 1,868,133       $   547,761
Cost of sales                                      1,053,644           105,088
-------------------------------------------------------------------------------

Gross profit                                     $   814,489       $   442,673
-------------------------------------------------------------------------------

Operating Expenses
  Wages                                              202,388           143,246
  Administrative salaries and benefits                71,071            32,697
  Advertising and promotion                           13,414            49,062
  Investor relations and transfer agent fee          484,950            57,947
  Office and miscellaneous                            28,076            62,332
  Insurance                                           34,468                 -
  Interest expense                                    24,514                 -
  Rent                                                47,866            30,867
  Consulting                                          47,535           114,138
  Professional fees                                   65,607            71,206
  Travel                                              41,101            25,938
  Telecommunications                                  12,602             9,014
  Shipping                                            10,397             7,655
  Research                                             2,896             6,681
  Commissions                                         47,073                 -
  Bad debt expense (recovery)                              -              (797)
  Currency exchange                                   (7,585)            2,902
  Utilities                                            4,336             8,833
  Depreciation                                       162,983           175,595
-------------------------------------------------------------------------------

                                                   1,293,692           797,316
-------------------------------------------------------------------------------

Income (loss) before other items and income tax  $  (479,203)      $  (354,643)
Interest income                                          886            27,354
-------------------------------------------------------------------------------

Income (loss) before income tax                  $  (478,317)      $  (327,289)
Income tax (recovery)                                       -                -
-------------------------------------------------------------------------------

Net income (loss)                                $  (478,317)      $  (327,289)
Deficit, beginning                                (2,301,009)       (1,348,523)
-------------------------------------------------------------------------------
Deficit, ending                                  $(2,779,326)      $(1,675,812)
-------------------------------------------------============------============

Net income (loss) per share                          $ (0.04)          $ (0.03)
-------------------------------------------------============------============

Weighted average number of shares                 12,675,837        11,819,916
-------------------------------------------------============------============

See accompanying condensed notes to unaudited interim consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2005 and 2004
(U.S. Dollars)

-------------------------------------------------------------------------------
                                                          Six Months June 30
                                                          2005          2004
-------------------------------------------------------------------------------

Operating activities
  Net income (loss)                                  $  (424,119)  $  (578,150)
  Stock compensation expense                             503,650       135,230
  Depreciation                                           331,086       185,547
-------------------------------------------------------------------------------
                                                         410,617      (257,373)
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable            (526,864)     (238,982)
  (Increase) Decrease in inventory                      (496,324)     (628,460)
  (Increase) Decrease in prepaid expenses                 13,301       (33,719)
  Increase (Decrease) in accounts payable                 35,937        31,552
  Increase (Decrease) in Income taxes                     65,930         2,240
  Increase (Decrease) in amounts due to shareholders           -        (7,700)
-------------------------------------------------------------------------------

Cash (used in) operating activities                     (497,405)   (1,132,442)
-------------------------------------------------------------------------------

Investing activities
  Short-term investments                                 559,440     3,699,188
  Investments                                            (76,000)            -
  Loan receivable                                            284            45
  Acquisition of property and equipment                  (65,541)   (5,270,011)
-------------------------------------------------------------------------------

Cash provided by (used in) investing activities          418,183    (1,570,778)
-------------------------------------------------------------------------------

Financing activities
  Short term loan                                     (3,150,000)    3,150,000
  Proceeds from issuance of common stock               3,449,550        57,500
-------------------------------------------------------------------------------

Cash provided by financing activities                    299,550     3,207,500
-------------------------------------------------------------------------------

Effect of exchange rate changes on cash                  (26,993)       (3,023)
-------------------------------------------------------------------------------

Inflow (outflow) of cash                                 193,335       501,257
Cash and cash equivalents, beginning                     558,795       237,080
-------------------------------------------------------------------------------

Cash and cash equivalents, ending                    $   752,130   $   738,337
-----------------------------------------------------===========---============

Supplemental disclosure of cash flow information:
Interest received                                    $    2,730    $    30,470
-----------------------------------------------------===========---============

See accompanying condensed notes to unaudited interim consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

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

      The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

      As at June 9, 2004:

       Current assets                                               $ 1,126,805
       Property and equipment                                         5,023,195
                                                                    -----------

                                                                      6,150,000
       Acquisition costs assigned to property and equipment             314,724
                                                                    ------------

       Total assets acquired                                        $ 6,464,724
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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

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

           i) Fair Values -

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

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


3.    LOAN RECEIVABLE:
                                                      2005             2004
                                                   ---------        ----------

      5% loan receivable due on demand             $  38,286        $  38,570
                                                   =========        ==========


4.    PREPAID EXPENSES:
                                                        2005             2004
                                                   ---------        ----------

      Security deposit and prepaids                $ 117,969        $ 131,280
                                                   =========        ==========

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

5.    PROPERTY, EQUIPMENT AND LEASEHOLDS:

                                           Accumulated      2005        2004
                                   Cost    Amortization      NET         Net
                               ----------- ----------- ----------- -----------

       Buildings               $ 3,144,259  $  303,488 $ 2,840,771 $ 2,987,046
       Computer hardware            44,302      18,068      26,234      27,511
       Furniture and fixtures       15,265       4,674      10,591      11,515
       Office equipment             28,322      12,233      16,089      18,421
       Manufacturing equipment   2,141,071     491,376   1,649,695   1,785,858
       Trailer                       1,865         912         953       1,146
       Leasehold improvements       30,560      13,786      16,774      14,533
       Trade Show Booth              6,985       1,885       5,100       6,130
       Patents                      20,408           -      20,408
                                                                             -
       Land                        398,186           -     398,186     398,186
                               -----------  ---------- ----------- -----------

                               $ 5,831,223  $  846,422 $ 4,984,801 $ 5,250,346
                               ===========  ========== =========== ===========


6.    INVESTMENT:

                                                                         2005             2004
----------------------------------------------------------------------------------------------

      Tatko Inc. - Option to purchase 20% interest in common stock  $ 271,000
      Air Water Interface Delivery & Detection Inc.                    76,000                -


                                                                    $ 347,000        $ 271,000
==============================================================================================

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

      See Contingencies (Note 11d)

      On 2005, NanoDetect Technologies Inc., a new subsidiary of Flexible Solutions International Inc., purchased 25.3 shares in Air Water Interface Delivery and Detection Inc. for a total cost of $76,000. This investment represents only 2.5% of the issued and outstanding shares of AWD, and accordingly will be accounted for under the cost method.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

7. STOCK OPTIONS:

      The company may issue stock options and stock bonuses for common stock of the company to provide incentives to directors, key employees and other persons who contribute to the success of the company. The exercise price of all incentive options are issued for not less than fair market value.

      The following table summarizes stock option activity for the years ended December 31, 2004 and 2003 and the six months ended March 31, 2005:


                                   Number      Exercise price Weighted average
                                   of shares     per share     exercise price
      --------------------------- ------------ ------------- ------------------

       Balance, December 31, 2002  3,686,800   $0.25 - $3.50        $3.79
       Granted                       256,000   $3.60 - $4.25        $3.61
       Exercised                    (124,000)  $0.25 - $2.28        $0.48
       Expired                    (2,107,800)  $0.25 - $5.50        $4.72
      --------------------------- ------------ ------------- ------------------

       Balance, December 31, 2003  1,711,000   $1.00 - $4.25        $2.84
       Granted                       572,740   $3.00 - $4.60        $3.46
       Exercised                     (37,000)  $1.00 - $2.50        $1.55
       Expired                        (5,000)      $4.25            $4.25
       Cancelled                  (1,000,000)  $1.50 - $3.50        $2.50
      --------------------------- ------------ ------------- ------------------

       Balance, December 31, 2004  1,241,740   $1.00 - $4.60        $2.87
       Granted                       30,000        $3.85            $3.85
       Exercised                     (2,000)       $1.40            $1.40
      --------------------------- ------------ ------------- ------------------

       Balance, June 30, 2005      1,269,740   $1.00 - $4.60        $3.19
      ======================================= ============== ==================

      The fair value of each option grant is calculated using the following weighted average assumptions:

                                     2004       2003      2002
------------------------------------------------------------------------

       Expected life - years         5.0        5.0        5.0
       Interest rate                3.50%      2.87%      3.00%
       Volatility                   49.0%      49.0%      72.3%
       Dividend yield                - %        - %        - %

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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

8.    CAPITAL STOCK:

      During the six months ended June 30, 2005:

          i) issued 2,000 shares of common stock at $1.40 upon exercise of options

          (ii) issued 900,000 shares of common stock with 900,000 warrants attached for the price of 3.75 a share

          (iii) issued 87,400 shares of common stock with 87,400 warrants attached for the price of $3.75 a share to allow a shareholder to maintain their position after the capital raising

      During the year ended December 31, 2004 the company:

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

      The sales in the United States of America and abroad amounted to 79% (2003
      - 28%). The remainder was earned in Canada.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

      The long-lived assets are located in Canada and the United States as follows:

                                      2005          2004
     --------------------------- -------------- --------------
     Canada                      $     273,130  $     238,807
     United States                   4,711,671      5,011,539
     --------------------------- -------------- --------------
     Total                       $   4,984,801  $   5,250,346
     =========================== ============== ==============


10.   COMMITMENTS:

      Property and Premises Leases -

      The company is committed to minimum rental payments for property and premises aggregating approximately $326,538 over the term of two leases, the last expiring on June 30, 2009.

      Commitments in each of the next five years are approximately as follows:

                           2005                       $  67,145
                           2006                         114,752
                           2007                          55,169
                           2008                          55,654
                           2009                          33,818


11.   CONTINGENCIES:

      a) On November 13, 2003, Patrick Grant filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, Water$avr Global Solutions Inc. ("WGS"), the wholly-owned subsidiary of the Company, and Daniel B. O'Brien , the Company's Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The parties completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. The Company considers the case without merit and is planning to dispute the matter vigorously. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of Plaintiff's disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company's consolidated financial statements as the outcome of the claim filed by Mr. Grant is not determinable.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
11.           CONTINGENCIES: (CONTINUED)

      b) On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking return of 100,000 shares of the Company's common stock and repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding, the Company seeks return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003 the Company obtained an injunction freezing the transfer of the shares. On May 24, 2004 there was a hearing on defendant's motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in the Company's consolidated financial statements as the outcome of this claim is not determinable.


      c) On May 28, 2004, Sunsolar Energy Technologies Inc. ("SET"), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Solutions, Ltd., the Company's wholly-owned subsidiary ("FSL"), and Mr. O'Brien. SET is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by SET; (b) injunctive relief against further use of the "Tropical Fish" trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, FSL and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, the Company, FSL and Mr. O'Brien filed their defense and filed a counterclaim against SET. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by SET; (y) a declaration that the "Tropical Fish" trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in the Company's consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(US DOLLARS)
--------------------------------------------------------------------------------
11.      CONTINGENCIES: (CONTINUED)

      d) On July 23, 2004, the Company filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. ("Tatko"). The action arises out of a joint product development agreement entered into between the Company and Tatko in which the Company agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of the Company's restricted common stock. In return, Tatko granted the Company a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and the Company seeks declaratory relief stating that Tatko is not entitled to the 100,000 shares of the Company's restricted common stock. The litigation is still pending at this time.

         In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to the Company's restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the District Court.

         No amounts have been recorded as receivable in the Company's consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.


      e) The Company is the plaintiff in a lawsuit filed in the Court of the Queen's Bench of Alberta, where the subsidiary Flexible Solutions Ltd. is inter-provincially registered. The company is seeking undetermined damages resulting from breach of contract against Calgary Diecast Corporation. The contract was never completed and the Company's raw materials remain in the possession Calgary Diecast Corp. On April 25th, 2005, the Court ordered a judgment in favor of Flexible Solutions Ltd. in the amount of $48,723 and FSL intends to collect using all available means.


12.   COMPARATIVE FIGURES:

      Certain of the comparative figures have been reclassified to conform with the current year's presentation.