Form 10QSB/A
period 2005-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-09-21
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB/A
                               AMENDMENT NUMBER 1

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

                           INDEX TO FORM 10-QSB/A

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION                                              4

ITEM 1.    FINANCIAL STATEMENTS.                                              4

           (a)  CONSOLIDATED BALANCE SHEET AT JUNE 30, 2005.                  4

           (b)  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
                ENDED JUNE 30, 2005 AND 2004.                                 5

           (c)  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                ENDED JUNE 30, 2005 AND 2004.                                 6

           (d)  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                ENDED JUNE 30, 2005 AND 2004.                                 7

           (e)  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.         8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        17

ITEM 3.    CONTROLS AND PROCEDURES.                                          21

PART II    OTHER INFORMATION                                                 22

ITEM 1.    LEGAL PROCEEDINGS.                                                22

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.      23

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                  23

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              23

ITEM 5.    OTHER INFORMATION.                                                23

ITEM 6.    EXHIBITS.                                                         24

SIGNATURES                                                                   25

                                EXPLANATORY NOTE

Flexible Solutions International, Inc. is filing this Amendment No. 1 to the our Quarterly report on Form 10-QSB for the quarter ended June 30, 2005 to reflect revised disclosures we have agreed to make in our reports based on comments that we received from the Securities and Exchange Commission to our registration statement on Form S-3 (File No. 333-124751), filed on May 10,2005, and to file certain exhibits inadvertently omitted from the original report.

                           FORWARD-LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

         Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

         o increased competitive pressures from existing competitors and new entrants;
         o increases in interest rates or our cost of borrowing or a default under any material debt agreements;
         o    deterioration in general or regional economic conditions;
         o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
         o    loss of customers or sales weakness;
         o inability to achieve future sales levels or other operating results;
         o    the unavailability of funds for capital expenditures; and
         o    operational inefficiencies in distribution or other systems.

         For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

PART 1.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
June 30, 2005
(U.S. Dollars)
---------------------------------------------------------------------------------------------------------
                                                                   June 30                   December 31
                                                                    2005                        2004
                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------

Assets

Current
  Cash and cash equivalents                                       $  752,130                  $  558,795
  Short term investments                                                   -                     559,440
  Accounts receivable                                              1,028,236                     501,372
  Income tax                                                          27,033                      92,963
  Loan receivable                                                     38,286                      38,570
  Inventory                                                        1,912,912                   1,416,588
  Prepaid expenses                                                   117,979                     131,280
---------------------------------------------------------------------------------------------------------
                                                                   3,876,576                   3,299,008
Property, equipment and leaseholds                                 4,984,801                   5,250,346
Investment                                                           347,000                     271,000
---------------------------------------------------------------------------------------------------------

                                                                  $9,208,377                  $8,820,354
------------------------------------------------------------------==========------------------==========-
Liabilities

Current
  Accounts payable and accrued liabilities                        $  286,066                  $  250,129
  Short term loan                                                                              3,150,000
---------------------------------------------------------------------------------------------------------
                                                                     286,066                   3,400,129
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

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
For Six Months Ended June 30, 2005 and 2004
(U.S. Dollars)

--------------------------------------------------------------------------------
                                                     Six Months Ended June 30
--------------------------------------------------------------------------------
                                                    2005                2004
                                                (Unaudited)         (Unaudited)
--------------------------------------------------------------------------------

Sales                                           $ 3,887,714         $ 1,035,871
Cost of sales                                     2,131,945             411,007
--------------------------------------------------------------------------------

Gross profit                                      1,755,769             624,864
--------------------------------------------------------------------------------
Operating Expenses
  Wages                                             436,825             257,716
  Administrative salaries and benefits              109,076              57,544
  Advertising and promotion                          44,685              56,792
  Investor relations and transfer agent fee         509,588             122,625
  Office and miscellaneous                           69,531              96,922
  Insurance                                          62,787                   -
  Interest expense                                   62,189                   -
  Rent                                              103,672              52,216
  Consulting                                         91,787             188,816
  Professional fees                                 126,449             107,714
  Travel                                             78,866              49,514
  Telecommunications                                 22,890              14,714
  Shipping                                           23,036              10,797
  Research                                           18,404              15,842
  Commissions                                        87,998                   -
  Bad debt expense (recovery)                             -                (797)
  Currency exchange                                  (6,867)              3,324
  Utilities                                          11,502              14,198
  Depreciation                                      331,086             185,547
--------------------------------------------------------------------------------

                                                  2,183,504           1,233,484
--------------------------------------------------------------------------------

Income (loss) before other items and income tax    (427,735)           (608,620)
Interest income                                       3,616              30,470
--------------------------------------------------------------------------------

Income (loss) before income tax                    (424,119)           (578,150)
Income tax (recovery)                                     -                   -
--------------------------------------------------------------------------------

Net income (loss)                                $ (424,119)         $ (578,150)
Deficit, beginning                              $(2,355,207)        $(1,097,662)
--------------------------------------------------------------------------------
Deficit, ending                                 $(2,779,326)        $(1,675,812)
------------------------------------------------============--------============

Net income (loss) per share                         $ (0.03)            $ (0.05)
------------------------------------------------============--------============

Weighted average number of shares                12,256,208          11,819,916
------------------------------------------------============--------============
See accompanying condensed notes to unaudited interim consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
For Three Months Ended June 30, 2005 and 2004
(U.S. Dollars)

--------------------------------------------------------------------------------
                                                   Three Months Ended June 30
-------------------------------------------------------------------------------
                                                     2005              2004
                                                 (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------

Sales                                            $ 1,868,133       $   547,761
Cost of sales                                      1,053,644           105,088
-------------------------------------------------------------------------------

Gross profit                                     $   814,489       $   442,673
-------------------------------------------------------------------------------

Operating Expenses
  Wages                                              202,388           143,246
  Administrative salaries and benefits                71,071            32,697
  Advertising and promotion                           13,414            49,062
  Investor relations and transfer agent fee          484,950            57,947
  Office and miscellaneous                            28,076            62,332
  Insurance                                           34,468                 -
  Interest expense                                    24,514                 -
  Rent                                                47,866            30,867
  Consulting                                          47,535           114,138
  Professional fees                                   65,607            71,206
  Travel                                              41,101            25,938
  Telecommunications                                  12,602             9,014
  Shipping                                            10,397             7,655
  Research                                             2,896             6,681
  Commissions                                         47,073                 -
  Bad debt expense (recovery)                              -              (797)
  Currency exchange                                   (7,585)            2,902
  Utilities                                            4,336             8,833
  Depreciation                                       162,983           175,595
-------------------------------------------------------------------------------

                                                   1,293,692           797,316
-------------------------------------------------------------------------------

Income (loss) before other items and income tax  $  (479,203)      $  (354,643)
Interest income                                          886            27,354
-------------------------------------------------------------------------------

Income (loss) before income tax                  $  (478,317)      $  (327,289)
Income tax (recovery)                                       -                -
-------------------------------------------------------------------------------

Net income (loss)                                $  (478,317)      $  (327,289)
Deficit, beginning                                (2,301,009)       (1,348,523)
-------------------------------------------------------------------------------
Deficit, ending                                  $(2,779,326)      $(1,675,812)
-------------------------------------------------============------============

Net income (loss) per share                          $ (0.04)          $ (0.03)
-------------------------------------------------============------============

Weighted average number of shares                 12,675,837        11,819,916
-------------------------------------------------============------============

See accompanying condensed notes to unaudited interim consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2005 and 2004
(U.S. Dollars)

-------------------------------------------------------------------------------
                                                         Six Months June 30
                                                         2005          2004
                                                     (Unaudited)   (Unaudited)
-------------------------------------------------------------------------------

Operating activities
  Net income (loss)                                  $  (424,119)  $  (578,150)
  Stock compensation expense                             503,650       135,230
  Depreciation                                           331,086       185,547
-------------------------------------------------------------------------------
                                                         410,617      (257,373)
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable            (526,864)     (238,982)
  (Increase) Decrease in inventory                      (496,324)     (628,460)
  (Increase) Decrease in prepaid expenses                 13,301       (33,719)
  Increase (Decrease) in accounts payable                 35,937        31,552
  Increase (Decrease) in Income taxes                     65,930         2,240
  Increase (Decrease) in amounts due to shareholders           -        (7,700)
-------------------------------------------------------------------------------

Cash (used in) operating activities                     (497,405)   (1,132,442)
-------------------------------------------------------------------------------

Investing activities
  Short-term investments                                 559,440     3,699,188
  Investments                                            (76,000)            -
  Loan receivable                                            284            45
  Acquisition of property and equipment                  (65,541)   (5,270,011)
-------------------------------------------------------------------------------

Cash provided by (used in) investing activities          418,183    (1,570,778)
-------------------------------------------------------------------------------

Financing activities
  Short term loan                                     (3,150,000)    3,150,000
  Proceeds from issuance of common stock               3,449,550        57,500
-------------------------------------------------------------------------------

Cash provided by financing activities                    299,550     3,207,500
-------------------------------------------------------------------------------

Effect of exchange rate changes on cash                  (26,993)       (3,023)
-------------------------------------------------------------------------------

Inflow (outflow) of cash                                 193,335       501,257
Cash and cash equivalents, beginning                     558,795       237,080
-------------------------------------------------------------------------------

Cash and cash equivalents, ending                    $   752,130   $   738,337
-----------------------------------------------------===========---============

Supplemental disclosure of cash flow information:
Interest received                                    $    2,730    $    30,470
-----------------------------------------------------===========---============

See accompanying condensed notes to unaudited interim consolidated financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS ($$USD)

1.       BASIS OF PRESENTATION.

         These consolidated financial statements include the accounts of Flexible Solutions International, Inc. ("we," "us" or "our"), and its wholly-owned subsidiaries Flexible Solutions Ltd. ("Flexible Ltd."), NanoChem Solutions Inc. ("NanoChem"), and Water$aver Global Solutions Inc. ("Water$avr"). All intercompany balances and transactions have been eliminated. We were incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

         On June 30, 1998, we completed the acquisition of all of the shares of Flexible Ltd. through the issuance of 7,000,000 shares of our common stock, with the former shareholders of Flexible Ltd. receiving 100% of the total shares then issued and outstanding. The transaction has been accounted for as a reverse-takeover.

         Flexible Ltd. is accounted for as the acquiring party and the surviving entity. As Flexible Ltd. is the accounting survivor, the consolidated financial statements presented for all periods are those of Flexible Ltd. The shares issued by us pursuant to the June 1998 acquisition have been accounted for as if those shares had been issued upon the organization of Flexible Ltd.

         On May 2, 2002, we established Water$aver through the issuance of 100 shares of common stock.

         Pursuant to an asset purchase agreement dated May 26, 2004, we acquired certain of the assets of Donlar Corporation ("Donlar") and, on June 9, 2004, we distributed those assets to our newly-formed and wholly-owned subsidiary, NanoChem. The purchase price of the transaction was $6,150,000, with consideration consisting of a combination of cash and debt. Under the asset purchase agreement, and as part of the consideration, we issued a promissory note bearing interest at 4% to the principal secured holder of the assets of Donlar to satisfy $3,150,000 of the purchase price. This promissory note was due June 2, 2005 and all of the former Donlar assets were pledged as security. On May 28, 2005, we retired the remaining debt owed under this promissory note by paying such amount to the holder. The remainder of the purchase price, or $3,000,000, was paid directly in cash.

         The following table summarizes the estimated fair value of the Donlar assets acquired at the date of acquisition (June 9, 2004):

       Current assets                                       $ 1,126,805
       Property and equipment                                 5,023,195
       ---------------------------------------------------- ------------
                                                              6,150,000
       Acquisition costs assigned to property and equipment     314,724
       ---------------------------------------------------- ------------
       Total assets acquired                                $ 6,464,724
       ==================================================== ============

         The acquisition costs assigned to property and equipment are all direct costs incurred by us to purchase the assets. These costs include due diligence fees paid to outside parties investigating and identifying the assets, legal costs directly attributable to the purchase of the assets, plus applicable transfer taxes. These costs have been assigned to the individual assets based on their proportional fair values and will be amortized based on the rates associated with the related assets.

         On February 7, 2005, we incorporated two new subsidiaries in Nevada. SeaHorse Systems Inc. was incorporated to research new applications of our patented dispensing mechanism currently used for our Eco$avr product. NanoDetect Technologies Inc. ("NanoDetect") was incorporated to focus on ways to use our current technologies to detect pathogens.

2.       SIGNIFICANT ACCOUNTING POLICIES.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America applicable to a going concern and reflect the policies outlined below.

         (a) Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

         (b) Inventory. Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventorial costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to our manufacturing and processing facilities.

         (c) Property, Equipment and Leaseholds. The following assets are recorded at cost and depreciated using the following methods and using the following annual rates:

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

         Property and equipment are written down to net realizable value when our management determines there has been a change in circumstances that indicates that their carrying amount may not be recoverable. No write downs have been necessary to date.

         (d) Impairment of Long Lived Assets. We assess the recoverability of our long lived assets by determining whether the carrying value of the long lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting in our average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the quarter ended June 30, 2005, no impairment charges have been recognized.

         (e) Foreign Currency. Our functional currency is the Canadian Dollar. The translation of the Canadian dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of our financial statements from our functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income and disclosed as other comprehensive income (loss) in stockholders' equity.

         Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in income if realized during the year and in comprehensive income if they remain unrealized at the end of the year.

         (f) Revenue Recognition. Revenue from product sales is recognized at the time the product is shipped, since title and risk of loss is transferred to the purchaser upon delivery to the carrier.

Shipments are made F.O.B. shipping point. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Provisions are made at the time the related revenue is recognized for estimated product returns. Since our inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

         (g) Stock Issued in Exchange for Services. The valuation of our common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by our officers and directors based upon the trading prices of our common stock on the dates of the stock transactions.

         (h) Stock Based Compensation. We apply the fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 in accounting for stock issued in exchange for services to consultants and non-employees.

         SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans to employees at fair value. We have chosen to account for stock-based compensation to employees and directors using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options for employees is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount an employee is required to pay for the stock.

         We adopted the disclosure provisions of SFAS No. 123 for stock options granted to employees and directors. We disclose on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes model.

         (i) Comprehensive Income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Our other comprehensive income is primarily comprised of unrealized foreign exchange gains and losses.

         (j) Income (Loss) Per Share. Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the years ending December 31, 2004, 2003 and 2002, all outstanding options were anti-dilutive.

         (k) Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact the results of operations and cash flows.

         (l) Financial Instruments.

                  (i) Fair Values. The fair market value of the financial instruments comprising cash, short-term investments, accounts receivable, loans receivable, accounts payable and accrued liabilities, and short-term loans payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

                  (ii) Foreign Exchange and Interest Rate Risks. We are exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities subject to fixed long-term rates.

         (m) Recent Accounting Pronouncements.

                  (i) In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets." Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted FAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of FAS No. 142 for goodwill did not have any impact on our financial reporting.

                  (ii) In October 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses significant issues relating to the implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and develops a single accounting model, based on the framework established in FAS No. 121, for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. FAS No. 144 was adopted on January 1, 2002 and did not have any impact on our financial statements.

                  (iii) In November 2001, FASB issued Emerging Issue Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out of Pocket' Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. We do not expect this guidance to have a material impact on our financial statements.

                  (iv) In December 2004, FASB issued revised SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," which superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the cost of all share-based payment transactions to be recognized in an entity's financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. We are currently evaluating the impact of adopting this statement.

                  (v) In November 2004, FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and also requires that the allocation of fixed production overhead be based on the normal capacity of an entity's production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adopting this statement.

3.       LOAN RECEIVABLE.

                                                2005               2004
--------------------------------------------------------------------------------

         5% loan receivable due on demand   $  38,286         $  38,570
================================================================================

4.       PREPAID EXPENSES.
                                                2005              2004
--------------------------------------------------------------------------------

         Security deposit and prepaids      $ 117,969         $ 131,280

================================================================================

5.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

                                            Accumulated     2005        2004
                                   Cost    Amortization     Net         Net
       ----------------------- ----------- ------------ ----------- -----------
       Buildings               $ 3,144,259  $  303,488  $ 2,840,771 $ 2,987,046
       Computer hardware            44,302      18,068       26,234      27,511
       Furniture and fixtures       15,265       4,674       10,591      11,515
       Office equipment             28,322      12,233       16,089      18,421
       Manufacturing equipment   2,141,071     491,376    1,649,695   1,785,858
       Trailer                       1,865         912          953       1,146
       Leasehold improvements       30,560      13,786       16,774      14,533
       Trade show booth              6,985       1,885        5,100       6,130
       Patents                      20,408           -       20,408
                                                                            -
       Land                        398,186           -      398,186     398,186
       ----------------------- ----------- ------------ ----------- -----------
                               $ 5,831,223  $  846,422  $ 4,984,801 $ 5,250,346
       ======================= =========== ============ =========== ===========

6.       INVESTMENT.
--------------------------------------------------------------------------------

                                                            2005        2004
--------------------------------------------------------------------------------

         Tatko Inc.                                     $ 271,000    $ 271,000
         Air Water Interface Delivery & Detection Inc.     76,000           -

                                                        $ 347,000    $ 271,000
================================================================================

         On May 31, 2003, we acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. ("Tatko") in exchange for the issuance to Tatko of 100,000 shares of our common stock. The option to purchase the shares of Tatko expires on May 31, 2008. The purchase of the option also included the right to use the bio-chemicals and patents of Tatko in our products. As part of the agreement, Tatko was required to supply us with samples of its specific technologies so that we could adapt its processes to incorporate the technologies of Tatko. Since then, we came to believe that Tatko had breached its agreement and we demanded the return of our shares. Tatko refused and we filed a lawsuit against Tatko. For further information on the status of this lawsuit, please see Note 11(d) to these Notes to Unaudited Consolidated Financial Statements (Contingencies). We believe that the patents developed by Tatko are extremely beneficial to our future operations. Once the litigation involving the return of the shares has been settled, we intend to negotiate with Tatko to either enter into a normal supplier/customer relationship to acquire Tatko's products or we intend to negotiate to acquire Tatko.

         We have accounted for the cost of the investment in Tatko based on the original fair market value of our common stock on May 31, 2003. We rely on the accounting policies of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and the guidelines of EITF No. 30-01, "The Meaning of Other-Than-Temporary Impairment of Certain Investments" for assessing the accounting treatment and carrying value of our investment in Tatko. In accordance with these pronouncements, the investment is reviewed on a continuous basis by analyzing the technology and operations of Tatko to ensure that the carrying value is justified. We consider the investment to be impaired when the fair value is less than its carrying amount. Since the investment does not have a readily determinable fair value, we have taken the position that the fair value assessment will be measured when an impairment indicator is present.

         In 2005, NanoDetect purchased 25.3 shares of equity in Air Water Interface Delivery and Detection Inc. ("AWIDD") for a total cost of $76,000. This investment represents only 2.5% of the issued and outstanding shares of AWIDD, and accordingly will be accounted for under the cost method.

7.       STOCK OPTIONS.

         We may issue stock options and stock bonuses for our common stock to provide incentives to directors, key employees and other persons who contribute to our success. The exercise price of all incentive options are issued for not less than fair market value.

         The following table summarizes stock option activity for the years ended December 31, 2004 and 2003, and the six months ended June 30, 2005:

                                    Number    Exercise Price  Weighted Average
                                   of Shares  per Share       Exercise Price
       -------------------------- ----------- -------------- -----------------

       Balance, December 31, 2002  3,686,800  $0.25 - $3.50         $3.79
       Granted                       256,000  $3.60 - $4.25         $3.61
       Exercised                    (124,000) $0.25 - $2.28         $0.48
       Expired                    (2,107,800) $0.25 - $5.50         $4.72
       -------------------------- ----------- -------------- ---------- ------

       Balance, December 31, 2003  1,711,000  $1.00 - $4.25         $2.84
       Granted                       572,740  $3.00 - $4.60         $3.46
       Exercised                     (37,000) $1.00 - $2.50         $1.55
       Expired                        (5,000)     $4.25             $4.25
       Cancelled                  (1,000,000) $1.50 - $3.50         $2.50
       -------------------------- ----------- -------------- ---------- ------

       Balance, December 31, 2004  1,241,740  $1.00 - $4.60         $2.87
       Granted                        30,000      3.85               3.85
       Exercised                      (2,000)     1.40               1.40
       -------------------------- ----------- -------------- -----------------

       Balance, June 30, 2005      1,269,740  $1.00 - $4.60         $3.19
       ========================== =========== ============== =================

         The fair value of each option grant is calculated using the following weighted average assumptions:

                                 2004    2003    2002
                                 ----    ----    ----
       Expected life (years)      5.0     5.0     5.0
       Interest rate              3.50%   2.87%   3.00%
       Volatility                49.0%   49.0%   72.3%
       Dividend yield              - %     - %     - %
       ------------------------ ------- ------- ------

         During the quarter ended June 30, 2005, we granted 255,000 stock options (June 30, 2004: 25,000 stock options) to consultants and have been applying SFAS No. 123 using the Black-Scholes Option Pricing Model, which resulted in additional consulting expense of $503,650 for the quarter ended June 30, 2005 (June 30, 2004: $ 135,230 additional consulting expense). During the year ended December 31, 2003, we cancelled 2,000,000 stock options to consultants pursuant to the terms of the underlying contract, resulting in a recovery of consulting expense of $2,480,200.

8.       CAPITAL STOCK.

         During the six months ended June 30, 2005, we issued:

         (i) 2,000 shares of common stock with exercise prices per share equal to $1.40;

         (ii) 900,000 shares of common stock, along with warrants to purchase up to 900,000 shares of common stock at the exercise price of $3.75 per share; and

         (iii) 87,400 shares of common stock, along with a warrant to purchase up to 87,400 shares of common stock at the exercise price of $3.75 per share.

         During the year ended December 31, 2004, we issued:

         (i) 37,000 shares of common stock at prices ranging from $1.00 to $2.50 per share upon the exercise of stock options.

         During the year ended December 31, 2003, we issued:

         (i) 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Tatko (see Note 7 to these Notes to Unaudited Consolidated Financial Statements (Stock Options)); and

         (ii) 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon the exercise of stock options.

9.       SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

         We operate in two segments: (a) energy and water conservation products, and (b) biodegradable polymers and chemical additives, as summarized below:

         (a) The first line consists of a liquid swimming pool blanket which saves energy and water by restricting evaporation from the pool surface. The second line consists of a food safe powdered form of the active ingredient within the liquid blanket and is designed to be used in still or slow moving drinking water sources.

         (b) Biodegradable polymers are used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. Chemical additives are manufactured for use in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

         The accounting policies of the segments are the same as those described in Note 2 to these Unaudited Consolidated Financial Statements (Significant Accounting Policies). We evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

         Our reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies. For more information on the financial performance of our operating segments, please see Item 2 (Management's Discussion and Analysis or Plan of Operation) of
Part I of this Quarterly Report on Form 10-QSB.

         Our sales in the United States and abroad amounted to 79% (2003: 28%). The remainder was earned in Canada.

         Our long-lived assets are located in Canada and the United States as follows:

                                                  2005          2004
                                                  ----          ----
     Canada                                   $    273,130  $    238,807
     United States                               4,711,671     5,011,539
     ---------------------------------------- ------------- -------------
     Total                                    $  4,984,801  $  5,250,346
     ======================================== ============= =============

10.      COMMITMENTS.

         Property and Premises Leases. We are committed to minimum rental payments for property and premises aggregating approximately $326,538 over the term of two leases, the last expiring on June 30, 2009.

         Commitments in each of the next five years are approximately as follows:

                                   2005 $ 67,145
                                   2006  114,752
                                   2007   55,169
                                   2008   55,654
                                   2009   33,818

11.      CONTINGENCIES.

         (a) On November 13, 2003, Patrick Grant filed a lawsuit in the Circuit Court of Cook County, Illinois against us, Water$avr and Daniel B. O'Brien, our Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. We completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. We consider the case to be without merit and are planning to dispute the matter vigorously. In addition, we intend to file counterclaims against the plaintiff for failure to repay financial obligations owed to us of almost $40,000, as well as unspecified damages arising out of plaintiff's disclosure of confidential information to a client during his employment at Water$avr. No amounts have been recorded as receivable and no accrual has been made for any loss in our consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable.

         (b) On May 1, 2003, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of our common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and we seek the return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003, we obtained an injunction freezing the transfer of the shares. On May 24, 2004, there was a hearing on defendant's motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in our consolidated financial statements as the outcome of this claim is not determinable.

         (c) On May 28, 2004, Sunsolar Energy Technologies Inc. ("SET"), filed a lawsuit in the Federal Court of Canada, against us, Flexible Ltd., and Mr. O'Brien. SET is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by SET; (b) injunctive relief against further use of the "Tropical Fish" trademark by us; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by us, Flexible Ltd., and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, we, Flexible Ltd. and Mr. O'Brien filed our defenses and filed a counterclaim against SET. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by SET; (y) a declaration that the "Tropical Fish" trademark is owned by us, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. We have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in our consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

         (d) On July 23, 2004, we filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko. The action arises out of a joint product development agreement entered into between us and Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock. In return, Tatko granted us a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and we are seeking declaratory relief stating that Tatko is not entitled to the 100,000 shares of our restricted common stock. The litigation is still pending at this time.

         In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to our restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the District Court.

         No amounts have been recorded as receivable in our consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

         (e) In 2005, we filed a lawsuit in the Court of the Queen's Bench of Alberta seeking indeterminate damages resulting from a breach of contract against Calgary Diecast Corp. The contract was never completed and our raw materials remain in the possession Calgary Diecast Corp. On April 25,

2005, the
Court ordered a judgment in favor of us in the amount of $48,723.

12.      COMPARATIVE FIGURES.

         Certain of the comparative figures have been reclassified to conform with the current year's presentation.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three-month and six-month periods ended June 30, 2005, compared to the results of operations for the three-month and six-month periods ended June 30, 2004, and to changes in our financial condition from December 31, 2004 to June 30, 2005.

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

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

         Sales for the three months ended June 30, 2005 were $1,868,133, compared to $547,761 for the six months ended June 30, 2004, an increase of $1,320,372, or 241%. The increase in sales was primarily attributable to the new revenue provided by the Company's wholly-owned subsidiary, NanoChem Solutions Inc., which was formed as the corporate entity used to acquire certain assets from the bankruptcy estate of the Donlar Corporation.

         The Company's Energy segment had sales of $334,726 for the three months ended June 30, 2004, compared to $271,634 for the three months ended June 30, 2004, an increase of 23%. The Company expects revenue in this segment to increase in 2006 as brand recognition of its ECO$AVR(R) product line continues to grow and the Company's marketing efforts of its WATER$AVR(R) product line begin to produce increased sales. The Company's Polymer segment achieved sales of $1,533,407 for the three months ended June 30, 2005, compared to $276,127 for the three months ended June 30, 2004. This increase is in part due to a full three months of sales from the new NanoChem Solutions subsidiary.

         The Company had a loss of 478,317, or $0.04 per share, compared to a loss of $327,289, or $0.03 per share in the same period in 2004. The three largest contributing factors to the loss were:

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

         For the three months ended June 30, 2005, the largest increases were in the areas of wages ($202,388 versus $143,246), administrative salaries ($71,071 versus $32,697) and rent expense ($47,886 versus $30,867). The addition of commission expense ($47,073 versus zero) is a result of successfully using sales representatives for our swimming pool products and the Company feels the increase in sales justifies this added expense. These increases are wholly accounted for by the operating costs of the new divisions and represent a permanent increase in operating costs related to the new level of sales. The large increase in investor relations ($484,950 versus $57,947) has to do with the stock options that vested in relation to the capital raising that closed on April 14, 2005. This resulted in a non-cash transaction of $447,500 and without this, the Company would have seen a decrease in this expense. The decreases in advertising ($13,414 down from $49,062) and consulting ($47,535 down from $114,138) are the result of better cost control in these areas instituted by management over the past year and are expected to maintain at these levels.

         The Company's Energy segment generated $883,544 in operating expenses in the three months ended June 30, 2005, an increase of 58% over the same 2004 period. The increase is primarily attributable to the Company's extraordinary stock option expense related to the capital raising in the six months ended June 30, 2005. The Company's Polymer segment incurred $410,148 in operating expenses in the three months ended June 30, 2005, and an increase of 72% over the same period the previous year. This is attributable to the fact that the NanoChem Solutions subsidiary operated for the full 3 months period ending June 30, 2005 compared to 20 days in 2004, during the same period.

         There was no income tax provision for the three months ended June 30, 2005, as no tax installment payments were made during the year, same as the same period in the previous year.

         The Company's Energy segment reported interest income of $886 in the three month period ending June 30, 2005, compared to $27,354 in the same period in 2004, a decrease of approximately 97% from 2004. This decrease in interest income is due to the Company's use of capital to purchase assets and develop its business.

         The Company reported a net loss of $478,317 for the three months ended June 30, 2005, compared to a net loss of $327,289 for the three months ended June 30, 2004.

         With the addition of the assets acquired from the Donlar Corporation, the Company became a much larger Company with commensurate increases in most expense segments. However, the Company was able to reduce certain expenses such as advertising ($13,414 down from $49,062) and consulting ($47,535 down from $114,138) as a direct result of better cost control in these areas instituted by management over the past year and are expected to maintain at these levels. The large increase in investor relations ($484,950 versus $57,947) has to do with the stock options that vested in relation to the capital raising that closed on April 14, 2005. This resulted in a non-cash transaction of $447,500 and without this the Company would have seen a decrease in this expense.


SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

         The Company's Energy segment had sales of $765,621 for the six months ended June 30, 2005, compared to $759,744 for the six months ended June 30, 2004, an increase of 1%. The Company expects revenue in this segment to increase in 2006 as brand recognition of its ECO$AVR(R) product line continues to grow and the Company's marketing efforts of its WATER$AVR(R) product line begin to produce increased sales. The Company's Polymer segment achieved sales of $3,122,093 for the six months ended June 30, 2005, compared to $276,127 for the six months ended June 30, 2004. This increase is in part due to a full six months of sales from the new NanoChem Solutions subsidiary.

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

         The Company's Energy segment generated $1,293,291 in operating expenses in the six months ended June 30, 2005, an increase of 30% over the same 2004 period. The increase is primarily attributable to the Company's extraordinary stock option expense related to the capital raising in the six months ended June 30, 2005. The Company's Polymer segment incurred $889,583 in operating expenses in the six months ended June 30, 2005, an increase of 77% over the same period the previous year. This is attributable to the fact that the NanoChem Solutions subsidiary operated for the full 6 months in 2005 compared to 20 days in 2004, during the same period.

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


LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources.

         We had cash on hand of $752,130 as of the quarter ended June 30, 2005, as compared to $558,795 for the period ended December 31, 2004. This increase is primarily the result of the cashed raised in our private placement transactions that closed during this quarter.

         As of June 30, 2005, we had working capital of $3,590,510, as compared to a working capital deficit of $101,121 for the period ended December 31, 2004. The increase in working capital primarily results from the cash raised in our private placement transactions that closed during this quarter, as well as from our increase in sales. The cash raised from the private placement transactions was used to pay off the loan taken out for the purchase of the Donlar assets. For more information on these private placement transactions, please see Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) of Part II of this Quarterly Report on Form 10-QSB.

         We have no external sources of liquidity in the form of credit lines from banks.

         Our management believes that our available cash will be sufficient to fund our working capital requirements through December 31, 2005. Our management further believes that available cash will be sufficient to implement our expansion plans. No investment banking agreements are in place and there is no guarantee that we will be able to raise capital in the future should that become necessary.

ITEM 3.           CONTROLS AND PROCEDURES.

         We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports filed with the Securities and Exchange Commission.

         During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         On November 13, 2003, Patrick Grant filed a lawsuit in the Circuit Court of Cook County, Illinois against us, Water$avr and Daniel B. O'Brien, our Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. We completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. We consider the case to be without merit and are planning to dispute the matter vigorously. In addition, we intend to file counterclaims against the plaintiff for failure to repay financial obligations owed to us of almost $40,000, as well as unspecified damages arising out of plaintiff's disclosure of confidential information to a client during his employment at Water$avr. No amounts have been recorded as receivable and no accrual has been made for any loss in our consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable.

         On May 1, 2003, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of our common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and we seek the return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003, we obtained an injunction freezing the transfer of the shares. On May 24, 2004, there was a hearing on defendant's motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in our consolidated financial statements as the outcome of this claim is not determinable.

         On May 28, 2004, Sunsolar Energy Technologies Inc. ("SET"), filed a lawsuit in the Federal Court of Canada, against us, Flexible Ltd., and Mr. O'Brien. SET is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by SET; (b) injunctive relief against further use of the "Tropical Fish" trademark by us; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by us, Flexible Ltd., and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, we, Flexible Ltd. and Mr. O'Brien filed our defenses and filed a counterclaim against SET. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by SET; (y) a declaration that the "Tropical Fish" trademark is owned by us, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. We have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in our consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

         On July 23, 2004, we filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko. The action arises out of a joint product development agreement entered into between us and Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock. In return, Tatko granted us a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and we are seeking declaratory relief stating that Tatko is not entitled to the 100,000 shares of our restricted common stock. The litigation is still pending at this time.

         In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to our restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the District Court.

         No amounts have been recorded as receivable in our consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

         In 2005, we filed a lawsuit in the Court of the Queen's Bench of Alberta seeking indeterminate damages resulting from a breach of contract against Calgary Diecast Corp. The contract was never completed and our raw materials remain in the possession Calgary Diecast Corp. On April 25, 2005, the Court ordered a judgment in favor of us in the amount of $48,723.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On April 8, 2005, we sold 900,000 shares of our common stock, at a per share price of $3.75, to several accredited investors in a private placement transaction exempt from the federal securities laws under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In connection with the private placement, we also issued warrants to the purchasers to purchase up to an additional 900,000 shares of our common stock, at exercise prices of $3.75 per share. When issued, the warrants were immediately exercisable through April 8, 2009.

         On June 8, 2005, we sold 84,700 shares of our common stock, at a per share price of $3.75, to an accredited investor in a private placement transaction exempt from the federal securities laws under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In connection with the private placement, we also issued a warrant to the purchaser to purchase up to an additional 84,700 shares of our common stock, at an exercise price of $3.75 per share. When issued, the warrant was immediately exercisable through June 8, 2009.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         For the voting results of our 2005 Annual Shareholders Meeting held on June 10, 2005, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS.

         The following exhibits are attached hereto and filed herewith:

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------

10.1 Securities Purchase Agreement, dated as of April 8, 2005, by and between the Registrant and the parties set forth therein. (1)

10.2     Form of Warrant, issued as of April 8, 2005. (1)

10.3 Registration Rights Agreement, Dated as of June 8, 2005, by and Between the Registrant and the Party Set Forth Therein. *

10.4 Subscription Agreement, dated as of May 24, 2005, by and between the Registrant and the parties set forth therein. *

10.5     Form of Warrant, issued as of June 8, 2005. *

10.6 Registration Rights Agreement, Dated as of June 8, 2005, by and Between the Registrant and the Party Set Forth Therein. *

31.1 Certification of Principal Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*
----------
*        Filed herewith.

(1) Incorporated herein by reference to the registrant's registration statement on form S-3/A (Amendment No. 1), filed with the Securities and Exchange Commission on June 27, 2005.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                    FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Date:  September 21, 2005           By: /s/ Daniel B. O'Brien
                                        -------------------------------------
                                        Daniel B. O'Brien
                                        President and Chief Executive Officer