Form 10QSB
period 2005-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-11-14
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended SEPTEMBER 30, 2005
                                               ------------------

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
September 30, 2005
(U.S. Dollars)

----------------------------------------------------------------------------------------------------------
                                                                September 30                 December 31
                                                                    2005                         2004
                                                               --------------              --------------

Assets

Current
  Cash and cash equivalents                                         $ 493,892                   $ 558,795
  Short term investments                                                    -                     559,440
  Accounts receivable                                                 802,611                     501,372
  Income tax                                                           28,918                      92,963
  Loan receivable                                                      39,728                      38,570
  Inventory                                                         2,355,729                   1,416,588
  Prepaid expenses                                                    119,567                     131,280
                                                               --------------              --------------

                                                                    3,840,445                   3,299,008
Property, equipment and leaseholds                                  4,892,277                   5,250,346
Investment                                                            369,000                     271,000
                                                               --------------              --------------

                                                                   $9,101,722                  $8,820,354
                                                               ==============              ==============

Liabilities

Current
  Accounts payable and accrued liabilities                          $ 205,271                   $ 250,129
  Short term loan                                                           -                   3,150,000
                                                               --------------              --------------
                                                                      205,271                   3,400,129
                                                               --------------              --------------

Stockholders' Equity

Capital stock
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
12,831,316 (2004: 11,831,916) Common shares                            12,821                      11,832
Capital in excess of par Value                                     11,391,775                   7,439,621
Other comprehensive income                                            232,890                     100,179
Deficit                                                            (2,741,035)                 (2,131,407)
                                                               --------------              --------------

Total Stockholders' Equity                                          8,896,451                   5,420,225
                                                               --------------              --------------

Total Liabilities and Stockholders' Equity                         $9,101,722                  $8,820,354
                                                               ==============              ==============

Commitments and Contingencies (Notes 14 & 15)

           -See Notes to Unaudited Consolidated Financial Statements-

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(U.S. DOLLARS)


----------------------------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED SEPTEMBER 30
----------------------------------------------------------------------------------------------------------
                                                                   2005                        2004
                                                               --------------              --------------

SALES                                                             $ 5,189,803                 $ 2,411,925
COST OF SALES                                                       2,686,486                     829,314
                                                               --------------              --------------

GROSS PROFIT                                                        2,503,317                   1,582,611
                                                               --------------              --------------

OPERATING EXPENSES
  Wages                                                               639,601                     606,942
  Administrative salaries and benefits                                165,836                      94,973
  Advertising and promotion                                            61,931                      73,258
  Investor relations and transfer agent fee                           551,486                     173,164
  Office and miscellaneous                                            126,987                     154,053
  Insurance                                                           104,874                      33,475
  Interest expense                                                     62,189                      29,364
  Rent                                                                168,560                     114,711
  Consulting                                                          117,855                     294,109
  Professional fees                                                   233,708                     212,146
  Travel                                                              105,185                      79,831
  Telecommunications                                                   31,987                      28,464
  Shipping                                                             34,308                      21,950
  Research                                                             39,247                      21,000
  Commissions                                                         112,159                           -
  Bad debt expense (recovery)                                               -                        (797)
  Currency exchange                                                    57,786                       5,666
  Utilities                                                            14,662                      46,469
  Depreciation                                                        488,729                     359,536
                                                               --------------              --------------


                                                                    3,117,090                   2,348,314
                                                               --------------              --------------

INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                      (613,773)                   (765,703)
INTEREST INCOME                                                         4,145                      33,463
                                                               --------------              --------------

INCOME (LOSS) BEFORE INCOME TAX                                      (609,628)                   (732,240)
INCOME TAX (RECOVERY)                                                       -                           -
                                                               --------------              --------------

NET INCOME (LOSS)                                                  $ (609,628)                 $ (732,240)
DEFICIT, BEGINNING                                                $(2,131,407)                 $ (873,862)
                                                               --------------              --------------
DEFICIT, ENDING                                                   $(2,741,035)                $(1,606,102)
                                                               ==============              ==============

NET INCOME (LOSS) PER SHARE                                           $ (0.05)                    $ (0.06)
                                                               ==============              ==============

WEIGHTED AVERAGE NUMBER OF SHARES                                  12,446,647                  11,715,619
                                                               ==============              ==============

           -See Notes to Unaudited Consolidated Financial Statements-

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED SEPTEMBER 30
------------------------------------------------------------------------------------------------------------
                                                                     2005                       2004
                                                               --------------              --------------

SALES                                                             $ 1,302,089                 $ 1,376,054
COST OF SALES                                                         554,541                     418,307
                                                               --------------              --------------

GROSS PROFIT                                                        $ 747,548                     957,747
                                                               --------------              --------------

OPERATING EXPENSES
  Wages                                                               202,776                     349,226
  Administrative salaries and benefits                                 56,760                      37,429
  Advertising and promotion                                            17,246                      16,466
  Investor relations and transfer agent fee                            41,897                      50,539
  Office and miscellaneous                                             57,456                      62,099
  Insurance                                                            42,087                      28,507
  Interest expense                                                          -                      29,364
  Rent                                                                 64,889                      62,495
  Consulting                                                           26,069                     105,293
  Professional fees                                                   107,257                     104,432
  Travel                                                               26,318                      30,317
  Telecommunications                                                    9,097                      13,750
  Shipping                                                             11,272                      11,153
  Research                                                             20,843                       5,158
  Commissions                                                          24,161                           -
  Bad debt expense (recovery)                                               -                           -
  Currency exchange                                                    64,653                       2,343
  Utilities                                                             3,161                      32,271
  Depreciation                                                        157,643                     173,989
                                                               --------------              --------------

                                                                      933,585                   1,114,831
                                                               --------------              --------------

INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                    $ (186,037)                 $ (157,084)
INTEREST INCOME                                                           528                       2,994
                                                               --------------              --------------

INCOME (LOSS) BEFORE INCOME TAX                                    $ (185,509)                 $ (154,090)
INCOME TAX (RECOVERY)                                                        -                          -
                                                               --------------              --------------

NET INCOME (LOSS)                                                  $ (185,509)                 $ (154,090)
DEFICIT, BEGINNING                                                 (2,555,526)                 (1,452,012)
                                                               --------------              --------------
DEFICIT, ENDING                                                   $(2,741,035)               $ (1,606,102)
                                                               ==============              ==============

NET INCOME (LOSS) PER SHARE                                           $ (0.01)                    $ (0.01)
                                                               ==============              ==============

WEIGHTED AVERAGE NUMBER OF SHARES                                  12,840,446                  11,791,612
                                                               ==============              ==============

           -See Notes to Unaudited Consolidated Financial Statements-

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                                                              NINE MONTHS SEPTEMBER 30
                                                                          2005                          2004
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                                                    $    (609,628)               $    (732,241)
  Stock compensation expense                                                  527,050                      206,957
  Depreciation                                                                488,729                      359,536
                                                                       --------------               --------------
                                                                              406,150                     (165,748)
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable                                 (301,238)                    (297,286)
  (Increase) Decrease in inventory                                           (939,141)                    (796,953)
  (Increase) Decrease in prepaid expenses                                      11,713                      (98,177)
  Increase (Decrease) in accounts payable                                     (44,858)                       2,174
  Increase (Decrease) in Income taxes                                          64,044                        1,120
  Increase (Decrease) in amounts due to shareholders                                -                       (7,700)
                                                                       --------------               --------------

CASH (USED IN) OPERATING ACTIVITIES                                          (803,330)                  (1,362,571)
                                                                       --------------               --------------

INVESTING ACTIVITIES
  Short-term investments                                                      559,440                   (5,399,876)
  Investments                                                                 (98,000)                   4,095,477
  Loan receivable                                                              (1,157)                        (264)
  Acquisition of property and equipment                                      (130,661)                           -
                                                                       --------------               --------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               329,622                   (1,304,663)
                                                                       --------------               --------------

FINANCING ACTIVITIES
  Short term loan                                                          (3,150,000)                   3,150,000
  Proceeds from issuance of common stock                                    3,426,094                       57,500
                                                                       --------------               --------------

CASH PROVIDED BY FINANCING ACTIVITIES                                         276,094                    3,207,500
                                                                       --------------               --------------

Effect of exchange rate changes on cash                                       132,711                       (3,022)
                                                                       --------------               --------------

INFLOW (OUTFLOW) OF CASH                                                      (64,903)                     537,244
Cash and cash equivalents, beginning                                          558,795                      237,080
                                                                       --------------               --------------

CASH AND CASH EQUIVALENTS, ENDING                                      $      493,894               $      774,324
                                                                       ==============               ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received                                                      $         528                $      33,464
                                                                       ==============               ==============

           -See Notes to Unaudited Consolidated Financial Statements-

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005
                           (U.S. DOLLARS - UNAUDITED)

1.       BASIS OF PRESENTATION.

         These unaudited consolidated financial statements of Flexible Solutions International, Inc (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2004 Annual Report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

         These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Flexible Solutions, Ltd. ("Flexible Ltd."), NanoChem Solutions Inc. and WaterSavr Global Solutions Inc. All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998, as described below.

         On June 30, 1998, the Company completed the acquisition of all of the shares of Flexible Ltd. The acquisition was effected through the issuance of 7,000,000 shares of common stock by the Company, with the former shareholders of Flexible Ltd. receiving all of the shares then issued and outstanding of the Company. The transaction has been accounted for as a reverse-takeover.

         Flexible Ltd. is accounted for as the acquiring party and the surviving entity. As Flexible Ltd. is the accounting survivor, the consolidated financial statements presented for all periods are those of Flexible Ltd. The shares issued by the Company pursuant to the acquisition have been accounted for as if those shares had been issued upon the organization of Flexible Ltd.

         On May 2, 2002, the Company established WaterSavr Global Solutions Inc. through the issuance of 100 shares of its common stock.

         Pursuant to a purchase agreement dated May 26, 2004, the Company acquired the assets of Donlar Corporation on June 9, 2004 and created a new company, NanoChem Solutions Inc. The purchase price of the transaction was $6,150,000, with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the Company issued a promissory note bearing interest at 4% to satisfy $3,150,000 of the purchase price. This note was due June 2, 2005 and all of the former Donlar assets were pledged as security. On May 28, 2005, the Company retired the remaining debt owed under this promissory note by paying such amount to the holder. The remainder of the purchase price, or $3,000,000, was paid directly in cash.

         The following table summarizes the estimated fair value of the Donlar assets acquired at the date of acquisition (June 9, 2004):

       Current assets                                          $ 1,126,805
       Property and equipment                                    5,023,195
       --------------------------------------------------------------------
                                                                 6,150,000
       Acquisition costs assigned to property and equipment        314,724
       --------------------------------------------------------------------
       Total assets acquired                                   $ 6,464,724
       ====================================================================

         The acquisition costs assigned to property and equipment are all direct costs incurred by the Company to purchase the assets. These costs include due diligence fees paid to outside parties investigating and identifying the assets, legal costs directly attributable to the purchase of the assets, plus applicable transfer taxes. These costs have been assigned to the individual assets based on their proportional fair values and will be amortized based on the rates associated with the related assets.

         On February 7, 2005 the Company incorporated two new subsidiaries in
Nevada: (a) SeaHorse Systems Inc. was incorporated to research new applications for ECO$AVR(R), our patented swimming pool dispensing mechanism; and (b) NanoDetect Technologies Inc. was incorporated to focus on ways to use our current technologies to detect pathogens.

2.       SIGNIFICANT ACCOUNTING POLICIES.

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States applicable to a going concern and reflect the policies outlined below.

         (a) Cash and Cash Equivalents.

         The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

         (b) Inventory and Cost of Sales.

         Inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventorial costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company's manufacturing and processing facilities.

          (c) Property, Equipment and Leaseholds.

         The following assets are recorded at cost and depreciated using the following methods and using the following annual rates:

                  Computer hardware              30% Declining balance
                  Furniture and fixtures         20% Declining balance
                  Manufacturing equipment        20% Declining balance
                  Office equipment               20% Declining balance
                  Building                       10% Declining balance
                  Trailer                        30% Declining balance
                  Leasehold improvements         Straight-line over lease term

         Property and equipment are written down to net realizable value when management determines there has been a change in circumstances that indicates that their carrying amount may not be recoverable. No write-downs have been necessary to date.

         (d) Impairment of Long-Lived Assets.

         The Company assesses the recoverability of long-lived assets by determining whether the carrying value of the long-lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the quarter ended September 30, 2005, no impairment charges have been recognized.

         (e)      Foreign Currency.

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

         (f)      Revenue Recognition.

         Revenue from product sales is recognized at the time the product is shipped since title and risk of loss is transferred to the purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

         Provisions are made at the time the related revenue is recognized for estimated product returns. Since the Company's inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

          (g) Stock Issued in Exchange for Services.

         The valuation of the Company's common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon the trading prices of our common stock on the dates of the stock transactions.

         (h) Stock-based Compensation.

         The Company applies the fair-value-based method of accounting prescribed by Financial Accounting Standard ("FAS") No. 123 in accounting for stock issued in exchange for services to consultants and non-employees.

         FAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans to employees at fair value. The Company has chosen to account for stock-based compensation to employees and directors using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options for employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company adopted the disclosure provisions of FAS No. 123 for stock options granted to employees and directors. The Company discloses on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes option-pricing model.

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

         (m) Recent Accounting Pronouncements.

                  (i) In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Goodwill and Other Intangible Assets. Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted FAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of FAS No. 142 for goodwill did not have any impact on the Company's financial reporting.

                  (ii) In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 addresses significant issues relating to the implementation of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established in FAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002 and did not have any impact on the Company's financial statements.

                  (iii) In November 2001, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred. This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The Company does not expect this guidance to have a material impact on its financial statements.

                  (iv) In November 2004, the FASB issued FAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and also requires that the allocation of fixed production overhead be based on the normal capacity of an entity's production facilities. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

                  (v) In December 2004, the FASB issued revised FAS No. 123(R), Share-Based Payment, which replaces FAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R) requires the cost of all share-based payment transactions to be recognized in an entity's financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. FAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

3.       RESTATEMENTS AS A RESULT OF CORRECTING STOCK COMPENSATION EXPENSE.

   In October 2005, while completing a registration document for securities issued in the second quarter of 2005, the Company determined that it had incorrectly accounted for certain stock compensation expense in connection with the granting of an option to purchase 2,000,000 shares of common stock to Ondeo Nalco Company ("Ondeo"). In September 2002, the Company entered into a consulting agreement with Ondeo whereby Ondeo agreed to serve as the exclusive distributor of the Company's WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of the Company's common stock. Half of the option for 1,000,000 shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

   In determining the stock compensation expense for the nine months ended September 30, 2002, the Company's expensed the entire fair value of the stock option believing that the option fully vested upon the signing of the agreement. In the Company's October 2005 review, however, the Company determined that: (i) first, as stated above, half of the option to purchase 1,000,000 shares of common stock did not vest and was not exercisable until the threshold sales target had been met, which would not be until five years after the signing of the consulting agreement; and (ii) second, the Company did not consider EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer.

         To correctly account for the stock options granted to Ondeo, the stock compensation expense, included in consulting expense, should have been measured at the date the performance obligation was complete and then recognized on a rational and systematic manner in relation to the sales achieved by Ondeo. Had the Company correctly accounted for these stock options, stock compensation expense for the year would have been nil as no sales had yet been achieved. Instead, the Company recorded a stock compensation expense of $2,704,000 for the year.

         During the three months ended March 31, 2003, Ondeo achieved the first threshold sales target, and, accordingly, the Company should have recorded a corresponding stock compensation expense of $54,080. However, since the entire stock compensation expense had been recorded in the September 30, 2002 interim financial statements and in the year ended December 31, 2002, the Company did not record any additional stock compensation expense as a result of the attained first threshold level.

         In the fourth quarter of the year ended December 31, 2003, it was determined that Ondeo was not going to attain the minimum sales targets stipulated in the exclusive distributorship agreement. Consequently the exclusive distributorship agreement and corresponding stock options were cancelled. The Company accounted for the cancellation of the stock options in accordance with FAS No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock compensation expense previously recorded in 2002. Had the Company accounted for the cancellation of the stock options correctly, it would have reversed the stock compensation of expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         The following presents the effect on the company's previously issued financial statements for the three and nine months ended September 30, 2004, and the year ended December 31, 2004:

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 -

                                        PREVIOUSLY    INCREASE
                                         REPORTED    (DECREASE)      RESTATED
                                      -------------- -----------   ------------
       DEFICIT, BEGINNING             $ (1,097,662)  $  223,800    $  (873,862)
       DEFICIT, ENDING                  (1,829,902)     223,800     (1,606,102)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                        PREVIOUSLY    INCREASE
                                         REPORTED    (DECREASE)      RESTATED
                                      -------------- -----------   ------------
       DEFICIT, BEGINNING             $ (1,675,812)  $  223,800    $(1,452,012)
       DEFICIT, ENDING                  (1,829,902)     223,800     (1,606,102)

BALANCE SHEET AS AT DECEMBER 31, 2004

                                        PREVIOUSLY    INCREASE
                                         REPORTED    (DECREASE)      RESTATED
                                      -------------- -----------   ------------
      CAPITAL IN EXCESS OF PAR VALUE  $ 7,663,421    $ (223,800)   $ 7,439,621
      ACCUMULATED DEFICIENCY           (2,355,207)      223,800     (2,131,407)

4.       LOAN RECEIVABLE.

                                                     2005       2004
                                                  --------- ----------
      5% loan receivable due on demand            $  39,728  $  38,570

5.       PREPAID EXPENSES.

                                                     2005      2004
                                                  --------- ----------
      Security deposit and prepaids               $ 119,567 $ 131,280


6.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

                                            Accumulated      2005        2004
                                Cost        Amortization     Net         Net
      ------------------------ ------------ ------------ ----------  ----------
      Buildings                $ 3,144,259     $ 373,917 $2,770,342  $2,987,046
      Computer hardware             48,434        20,651     27,783      27,511
      Furniture and fixtures        16,748         5,509     11,239      11,515
      Office equipment              29,577        13,602     15,975      18,421
      Manufacturing equipment    2,178,344       584,598  1,593,746   1,785,858
      Trailer                        1,995         1,050        945       1,146
      Leasehold improvements        39,285        16,581     22,704      14,533
      Trade show booth               7,473         2,415      5,058       6,130
      Patents                       46,299             -     46,299      46,299
      Land                         398,186             -    398,186     398,186
      ------------------------ ------------ ------------ ----------  ----------
                               $ 5,910,600  $  1,018,323 $4,892,277  $5,250,346
      ======================== ============ ============ ==========  ==========

7.       INVESTMENT.


                                              2005         2004
                                           ----------   ----------
      Tatko Inc.                            $271,000     $271,000
      Air Water Interface Delivery
                & Detection Inc.            $ 98,000          --
                                           ----------   ----------
                                            $369,000     $271,000

         On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. ("Tatko") in exchange for the issuance to Tatko of 100,000 shares of common stock. The option to purchase the shares of Tatko expires on May 31, 2008. The purchase of the option also included the right to use the bio-chemicals and patents of Tatko in the Company's products. As part of the agreement, Tatko was required to supply to the Company samples of specific technologies so that the Company could adapt its processes to incorporate the technologies of Tatko. Since then, the Company believes that Tatko breached the agreement and demanded the return of the Company's shares. Tatko refused and the Company filed a lawsuit against Tatko. For further information on the status of this lawsuit, please see Note 12(d) to these Notes to Consolidated Financial Statements (Contingencies). The Company believes that the patents developed by Tatko are extremely beneficial to future operations. Once the litigation involving the return of the shares has been settled, the Company intends to negotiate with Tatko to either enter into a normal supplier/customer relationship to acquire Tatko's products or to negotiate to acquire Tatko.

         The Company has accounted for the cost of the investment in Tatko based on the original fair market value of common stock on May 31, 2003. The Company relies on the accounting policies of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the guidelines of EITF No. 30-01, The Meaning of Other-Than-Temporary Impairment of Certain Investments, for assessing the accounting treatment and carrying value of the Company's investment in Tatko. In accordance with these pronouncements, the investment is reviewed on a continuous basis by analyzing the technology and operations of Tatko to ensure that the carrying value is justified. The Company considers the investment to be impaired when the fair value is less than its carrying amount. Since the investment does not have a readily determinable fair value, the Company has taken the position that the fair value assessment will be measured when an impairment indicator is present.

         In 2005, NanoDetect purchased 32.7 shares of equity in Air Water Interface Delivery and Detection Inc. ("AWD") for a total cost of $98,000. This investment represents only 3.3% of the issued and outstanding shares of AWD, and accordingly will be accounted for under the cost method.

8.       STOCK OPTIONS.

         The Company may issue stock options and stock bonuses for common stock to provide incentives to directors, key employees and other persons who contribute to its success. The exercise price of all incentive options are issued for not less than fair market value.

         The following table summarizes stock option activity for the years ended December 31, 2004 and 2003, and the nine months ended September 30, 2005:

                                                                    Weighted
                                     Number of   Exercise Price     Average
                                     Shares        per Share     Exercise Price
       ---------------------------- ----------- --------------- ---------------

       Balance, December 31, 2002                 $0.25 - $3.50      $3.79
                                     3,686,800
       Granted                                    $3.60 - $4.25      $3.61
                                       256,000
       Exercised                      (124,000)   $0.25 - $2.28      $0.48
       Expired                      (2,107,800)   $0.25 - $5.50      $4.72
       ---------------------------- ----------- --------------- ---------------

       Balance, December 31, 2003    1,711,000    $1.00 - $4.25      $2.84
       Granted                         572,740    $3.00 - $4.60      $3.46
       Exercised                       (37,000)   $1.00 - $2.50      $1.55
       Expired                          (5,000)       $4.25          $4.25
       Cancelled                    (1,000,000)   $1.50 - $3.50      $2.50
       ---------------------------- ----------- --------------- ---------------

       Balance, December 31, 2004    1,241,740    $1.00 - $4.60      $2.87
       Granted                          30,000        $3.85          $3.85
       Exercised                       (12,000)       $1.40          $1.40
       ---------------------------- ----------- --------------- ---------------

       Balance, September 30, 2005   1,259,740    $1.00 - $4.60      $3.20
       ============================ =========== =============== ===============

         The fair value of each option grant is calculated using the following weighted average assumptions:

                                    2004   2003    2002
                                    ----   ----    ----
       Expected life (years)        5.0     5.0     5.0
       Interest rate               3.50%   2.87%   3.00%
       Volatility                  49.0%   49.0%   72.3%
       Dividend yield               - %     - %     - %
       ------------------------------------------------

         During the quarter ended September 30, 2005, the Company did not grant any stock options (September 30, 2004: 5,000 stock options) to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional consulting expense of nil for the quarter ended September 30, 2005 (September 30, 2004: $71,727 additional consulting expense). During the year ended December 31, 2003, the Company cancelled 2,000,000 stock options to consultants pursuant to the terms of the underlying contract.

9.       CAPITAL STOCK.

         During the nine months ended September 30, 2005, the Company issued:
(i) 12,000 shares of common stock with exercise prices per share equal to $1.40;
(ii) 900,000 shares of common stock, along with warrants to purchase up to 900,000 shares of common stock at the exercise price of $3.75 per share; and
(iii) 87,400 shares of common stock, along with a warrant to purchase up to 87,400 shares of common stock at the exercise price of $3.75 per share.

         During the year ended December 31, 2004, the Company issued 37,000 shares of common stock at prices ranging from $1.00 to $2.50 per share upon the exercise of stock options.

         During the year ended December 31, 2003, the Company issued: (i) 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Tatko (see Note 8 to these Notes to Unaudited Consolidated Financial Statements (Stock Options)); and (ii) 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon the exercise of stock options.

10.      SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

         The Company operates in two segments:

         (a) Development and marketing of two lines of energy and water conservation products (as shown under the column heading "EWCP" below), which consists of a (i) liquid swimming pool blanket which saves energy and water by storing evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blanket and is designed to be used in still or slow moving drinking water sources.

         (b) Manufacture of biodegradable polymers and chemical additives used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping (as shown under the column heading "BPCA" below). Chemical additives are manufactured for use in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

         The accounting policies of the segments are the same as those described in Note 2 to these Consolidated Financial Statements (Significant Accounting Policies). The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

         The Company's reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies.

                                  EWCP           BPCA        Total
                             ------------- ------------- -------------
     Revenue                 $    862,537  $  4,327,266  $  5,189,803
     Interest revenue        $      4,055  $         57  $      4,145
     Interest expense        $      6,611  $     55,578  $     62,189
     Depreciation and        $     42,452  $    446,277  $    488,729
         amortization
     Segment profit (loss)   $ (1,413,212) $    803,583  $   609,629)
     Segment assets          $    311,577  $  4,580,700  $  4,892,277
     Expenditures for        $    118,245  $     12,416  $    130,661
         segment assets


         The sales generated in the United States of America and Canada are as follows:

                                              2005          2004
                                        -------------- -------------
     Canada                              $    154,063  $    630,776
     United States and abroad               5,035,740     1,718,149
                                        -------------- -------------
     Total                               $  5,189,803  $  2,411,925


         The Company's long-lived assets are located in Canada and the United States as follows:

                                  2005        2004
                             ------------ -----------
     Canada                  $    311,576 $   238,807
     United States              4,581,284   5,011,539

                             ------------ -----------
     Total                   $ 4,892,277  $ 5,250,346

11.      COMMITMENTS.

         Property and Premises Leases. The Company is committed to minimum rental payments for property and premises aggregating approximately $292,966 over the term of three leases, the last expiring on June 30, 2009.

         Commitments in each of the next five years are approximately as follows:

                                    2005     $  33,573
                                    2006       114,752
                                    2007        55,169
                                    2008        55,654
                                    2009        33,818

12.      CONTINGENCIES.

         (a) On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, WaterSavr Global Solutions Inc. ("WGS"), the wholly-owned subsidiary of the Company, and Daniel B. O'Brien , the Company's Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The Company completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. The Company considers the case without merit and is planning to dispute the matter vigorously. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of the plaintiff's disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company's consolidated financial statements as the outcome of the claim filed by Mr. Grant is not determinable.

         (b) On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking return of 100,000 shares of the Company's common stock and repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding, the Company seeks return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003, the Company obtained an injunction freezing the transfer of the shares. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in the Company's consolidated financial statements as the outcome of this claim is not determinable.

         (c) On May 28, 2004, Sun Solar Energy Technologies Inc. ("Sun Solar"), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Solutions, Ltd. ("Flexible Ltd."), the Company's wholly-owned subsidiary, and Mr. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by Sun Solar; (b) injunctive relief against further use of the "Tropical Fish" trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, the Company, Flexible Ltd. and Mr. O'Brien filed their defense and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by Sun Solar; (y) a declaration that the "Tropical Fish" trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in the Company's consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

         (d) On July 23, 2004, the Company filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. ("Tatko"). The action arises out of a joint product development agreement entered into between the Company and Tatko in which the Company agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of the Company's restricted common stock. In return, Tatko granted the Company a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and the Company seeks declaratory relief stating that Tatko is not entitled to the 100,000 shares of the Company's restricted common stock. The litigation is still pending at this time.

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

         (e) In fiscal 2005, the Company filed a lawsuit in the Court of the Queen's Bench of Alberta against Calgary Diecast Corp. ("CDC"), seeking indeterminate damages resulting from a breach of contract. The contract was never completed and the Company's raw materials remain in the possession of CDC. On April 25, 2005, the Court ordered a judgment for the Company in the amount of $48,723.

13.      COMPARATIVE FIGURES.

         Certain of the comparative figures have been reclassified to conform with the current year's presentation.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Flexible Solutions International, Inc. ("we," "us," and "our") develops, manufactures and markets specialty chemicals which slow down the evaporation of water. Our initial product, HEAT$AVR(R), is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Our newest product, WATER$AVR(R), is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. We also make and sell dispensers which automate the deployment of our chemical products.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three-month and nine-month periods ended September 30, 2005, compared to the results of operations for the three-month and nine-month periods ended September 30, 2004, and to changes in our financial condition from December 31, 2004 to September 30, 2005.

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

                                  SEPTEMBER 30
                                                                                    % CHANGE        % CHANGE
                                   2005             2004             2003           2005-2004       2004-2003

Sales
     Energy Segment               $ 862,537        $ 900,789       $ 1,982,571              (4%)          (55%)
     Polymer Segment              4,327,266        1,511,136                 --  *         186%            -- *
         Consolidated             5,189,803        2,411,925         1,982,571             115%            22%

Gross Profit Margin
     Energy Segment                 393,344                            852,278             (14%)          (46%)
                                                 458,152
     Polymer Segment              2,109,973       1,124,459                  --  *          88%            -- *
         Consolidated             2,503,317        1,582,611           852,278              58%            86%

SG&A
     Energy Segment               1,810,644        1,470,207         1,400,942              23%             5%
     Polymer Segment              1,306,447          878,107                 --  *          49%            -- *
         Consolidated             3,117,091        2,348,314         1,400,942              33%            68%

Interest Income
     Energy Segment                   4,088           33,463           155,195             (88%)          (78%)
     Polymer Segment                     57                --                 --  *          --  *         -- *
         Consolidated                 4,145           33,463           155,195             (88%)          (78%)

Write Down of Investments
     Energy Segment                       --                --                 --            --            --
     Polymer Segment                      --                --                 --  *         --  *         -- *
         Consolidated                     --                --                 --

Net Income (Loss)               $ (609,629)      $ (732,240)      $  (393,106)              17%           103%

* Polymer segment data is not available as indicated. The Company's polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         Sales for the three months ended September 30, 2005 were $1,302,089, as compared to $1,376,054 for the three months ended September 30, 2004, a decrease of $73,965, or 5%. The small decrease in sales was mostly related to the poor weather in the east coast of the United States reducing sales of our swimming pool products.

         Our Energy segment had sales of $96,917 for the three months ended September 30, 2005, as compared to $141,045 for the three months ended September 30, 2004, a decrease of 31%. We expect revenue in this segment to increase in fiscal 2006 as brand recognition of our ECO$AVR(TM) product line continues to grow and our marketing efforts for the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $1,205,172 for the three months ended September 30, 2005, as compared to $1,235,009 for the three months ended September 30, 2004. This small decrease is due to some orders being shipped in advance of the European summer vacation season this year.

         We experienced a loss of $185,510, or $0.01 per share, for the three months ended September 30, 2005, as compared to a loss of $154,090, or $0.01 per share for the three months ended September 30, 2004. The three largest contributing factors to the loss were:

o The brand building, marketing and extra staffing costs in ECO$AVR(TM) sales incurred throughout the year that were not reflected in sales because dealers that had been sold product by our discontinued distributor, Sun Solar, still had substantial "Tropical Fish" product. We believe that very little old product is on the shelves and that costs and revenue for ECO$AVR(TM) will be better balanced for the 2006 season.

o All divisions maintained or increased sales and marketing costs in the quarter in order to increase the probability of sales increases in 2006. We considered the extra costs necessary to position us for growth.

o The addition of commission based sales representatives in 2005 to promote our ECOSAVR and HEATSAVR products in areas where we don't have a physical presence ourselves.

         Gross profit margin represents sales less cost of sales and producing. The major categories of costs included in cost of sales and producing are cost of goods, distribution costs, and costs of our buying department. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from our facilities to our customers, and other costs of distribution. We do not exclude any portion of distribution costs from cost of sales. Our gross margins may not be comparable to those of other entities because some entities include all of the costs related to their overhead in cost of sales. However, we exclude a portion of cost of sales from gross profit and instead include such costs as a line item in operating expenses.

         For the three months ended September 30, 2005, the largest increases were in the areas of insurance ($42,087 for the three months ended September 30, 2005, as compared to $28,507 for the three months ended September 30, 2004), research and development ($20,843 for the three months ended September 30, 2005, as compared to $5,518 for the three months ended September 30, 2004) and currency exchange expense ($64,652 for the three months ended September 30, 2005, as compared to $2,343 for the three months ended September 30, 2004). The addition of commission expense ($24,161 for the three months ended September 30, 2005, as compared to nil for the three months ended September 30, 2004) is a result of successfully using sales representatives for our swimming pool products and we feel the increase in sales justifies this added expense. These increases are wholly accounted for by the operating costs of the new divisions and represent a permanent increase in operating costs related to the new level of sales. The decreases in wages ($202,776 for the three months ended September 30, 2005, a decrease from $349,226 for the three months ended September 30,
2004) and consulting ($26,069 for the three months ended September 30, 2005, a decrease from $105,293 for the three months ended September 30, 2004) are the result of better cost control in these areas instituted by management over the past year and are expected to maintain at these levels.

         Our Energy segment generated $516,724 in operating expenses in the three months ended September 30, 2005, an increase of 118% over the three months ended September 30, 2004. The increase is primarily attributable to increase in marketing to increase brand awareness of our Ecosavr and Watersavr products. Our Polymer segment incurred $416,863 in operating expenses for the three months ended September 30, 2005, an decrease of 53% over the three months ended September 30, 2004. This is attributable to the fact that our NanoChem subsidiary is operating in a more even manner after having a year to get up and running smoothly.

         There was no income tax provision for the three months ended September 30, 2005, as no tax installment payments were made during the year, same as for the three months ended September 30, 2004.

         Our Energy segment reported interest income of $528 in the three months ended September 30, 2005, as compared to $2,994 in the three months ended September 30, 2004, a decrease of approximately 82%. This decrease in interest income is due to our use of capital to purchase assets and develop our business.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         Sales for the nine months ended September 30, 2005 were $5,189,803, as compared to $2,411,925 for the nine months ended September 30, 2004, an increase of $2,777,878, or 115%. The increase in sales was primarily attributable to the new revenue provided by our NanoChem subsidiary, which was formed as the corporate entity used to acquire certain assets from the bankruptcy estate of Donlar.

         Our Energy segment had sales of $862,537 for the nine months ended September 30, 2005, as compared to $900,789 for the nine months ended September 30, 2004, a decrease of 4%. We expect revenue in this segment to increase in 2006 as brand recognition of our ECO$AVR(TM) product line continues to grow and our marketing efforts for the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $4,327,266 for the nine months ended September 30, 2005, as compared to $1,511,136 for the nine months ended September 30, 2004, an increase of 186% This increase is due to a full nine months of sales from our new NanoChem subsidiary.

         We experienced a loss of $606,629, or $0.05 per share, for the nine months ended September 30, 2005, as compared to a loss of $732,240, or $0.06 per share, for the nine months ended September 30, 2004. The three largest contributing factors to the loss were:

o The brand building, marketing and extra staffing costs in ECO$AVR(TM) sales incurred throughout the year that were not reflected in sales because dealers that had been sold product by our discontinued distributor, Sun Solar, still had substantial "Tropical Fish" product. We believe that very little old product is on the shelves and that costs and revenue for ECO$AVR(TM) will be better balanced for the 2006 season.

o All divisions maintained or increased sales and marketing costs in the period in order to increase the probability of sales increases in 2006. We considered the extra costs necessary to position us for growth.

o Non-cash transactions such as stock option expense significantly increased as a result of two private placements of shares of our common stock in the nine months ended September 30, 2005

o The addition of commission based sales representatives in 2005 to promote our ECOSAVR and HEATSAVR products in areas where we don't have a physical presence ourselves.

         Our overall gross profit margin on product sales decreased to 48% for the nine months ended September 30, 2005 from 67% for the nine months ended September 30, 2004. This decrease in gross margin was primarily due to the rise in oil and its effect on raw material pricing and shipping. There were also extra costs related to the labor and material inputs for our swimming pool products as a result of the significant rise of the Canadian Dollar versus the U.S. Dollar. For more information regarding this result, see Note 2(e) to the Company's Notes to Consolidated Financial Statements, Foreign Currency.

         Gross profit margin represents sales less cost of sales and producing. The major categories of costs included in cost of sales and producing are cost of goods, distribution costs, and costs of our buying department. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from our facilities to our customers, and other costs of distribution. We do not exclude any portion of distribution costs from cost of sales. Our gross margins may not be comparable to those of other entities because some entities include all of the costs related to their overhead in cost of sales. However, we exclude a portion of cost of sales from gross profit and instead includes such costs as a line item in operating expenses.

         For the nine months ended September 30, 2005, there was an increase in sales and marketing costs in connection with our WATER$AVR(R) product, which was reflected in increased wages, rent, telecommunications, research and travel-related expenses. We incurred higher professional fees in the nine months ended September 30, 2005 primarily due to increased legal and accounting expenses. Depreciation expense was $488,729 for the nine months ended September 30, 2005, as compared to $359,536 for the nine months ended September 30, 2004, reflecting depreciation for additional property and equipment added during fiscal 2004.

         Our Energy segment generated $1,810,644 in operating expenses for the nine months ended September 30, 2005, an increase of 24% over the nine months ended September 30, 2004. The increase is wholly attributable to our extraordinary stock option expense related to our raising of capital in the nine months ended September 30, 2005. Our Polymer segment incurred $1,306,447 in operating expenses for the nine months ended September 30, 2005, an increase of 49% over the nine months ended September 30, 2004. This is attributable to the fact that our NanoChem subsidiary operated for the entire nine-month period ended September 30, 2005, as compared to only 112 days during the same period ended September 30, 2004.

         There was no income tax provision for the nine months ended September 30, 2005, as no tax installment payments were made during the year, same as for the nine months ended September 30, 2004.



         Our Energy segment reported interest income of $4,088 for the nine months ended September 30, 2005, as compared to $33,463 for the nine months ended September 30, 2004, a decrease of approximately 88%. This decrease in interest income is due to our use of capital to purchase assets and develop our business.

         With the addition of the assets acquired from Donlar, we became a much larger company with commensurate increases in most expense segments. However, we were able to reduce certain expenses such as advertising ($61,931for the nine months ended September 30, 2005, a decrease from $73,258 for the nine months ended September 30, 2004) and consulting ($117,855 for the nine months ended September 30, 2005, a decrease from $294,109 for the nine months ended September 30, 2004) as a direct result of better cost control in these areas instituted by management over the past year and these costs are expected to maintain at these levels. The large increase in investor relations ($551,486 for the nine months ended September 30, 2005, as compared to $173,164 for the nine months ended September 30, 2004) is a result of stock options that vested in relation to the capital raising that closed on April 14, 2005. This resulted in a non-cash transaction of $447,500, without which, we would have seen a decrease in this expense.

LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources.

                                                                                  INCREASE
                                   SEPTEMBER 30,  2005    DECEMBER 31,  2004      (DECREASE)
                                   -------------------    ------------------    ---------------
   Cash and cash equivalents           $   493,892           $   558,795         $ (64,903)
   Short-term investments                        -               559,440          (559,440)
   Working capital                       3,635,173             (101,121)          3,736,294
   Short-term loan                               -             3,150,000        (3,150,000)


         We had cash on hand of $493,892 as of the quarter ended September 30, 2005, as compared to $558,795 for the period ended December 31, 2004. As ofSeptember 30, 2005, we had working capital of $3,635,173, as compared to a working capital deficit of $101,121 for the period ended December 31, 2004. The increases in cash on hand and working capital primarily results from the cash raised in our private placement transactions that closed during the quarter ended September 30, 2005, as well as from our increase in sales. The cash raised from the private placement transactions was used to pay off the loan taken out for the purchase of the Donlar assets.

         Historically, prior to fiscal 2004, our operations have been cash flow positive after considering the add back to net income of the stock compensation expense and depreciation. In fiscal 2004, our operations generated negative cash flow as we acquired a large amount of inventory and we financed the purchase of the Donlar assets through the redemption of short-term investments. In order to build our business, develop and research our products and sustain our start-up operations, we have relied mainly on external equity financing.



         We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including the fluctuations in our operating results, shipments, accounts receivable collections, and inventory management. As our sales continue to build, our accounts receivable will increase and our overall inventory levels will also increase.

         Because we repaid the short-term loan due in September 2005 (incurred in connection with our purchase of the Donlar assets), we have no other commitments or guarantees in the next 12 months that will materially affect our cash position or needs. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $500,000 in the next twelve months attempting to close sales in California, Spain and Australia and to extend certain core U.S. patents to select other countries. Approximately 80% of such expenditures are related to expanding sales for our WATER$AVR(R) product.

         There can be no assurance that any of the expenditures will result in additional sales revenues. In the event that our capital resources are not sufficient for the continued expansion of the Company, new capital will be needed or marketing expenses will have to be curtailed until capital is available. There is no guarantee that capital will be available on terms acceptable to the Company or at all. We have no investment banking agreements in place at this time.

RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements have been restated to correct stock compensation expense. In October 2005, while completing a registration document for securities issued in the second quarter of 2005, we determined that we had incorrectly accounted for certain stock compensation expense in connection with the granting of an option to purchase 2,000,000 shares of common stock to Ondeo. In September 2002, we entered into a consulting agreement with Ondeo whereby Ondeo agreed to serve as the exclusive distributor of our WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of our common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

         In determining the stock compensation expense for the nine months ended September 30, 2002, we expensed the entire fair value of the stock option believing that the option fully vested upon the signing of the agreement. In our October 2005 review, however, we determined that: (i) first, as stated above, half of the option to purchase 1,000,000 shares of common stock did not vest and was not exercisable until the threshold sales target had been met, which would not be until five years after the signing of the consulting agreement; and (ii) second, we did not consider Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer.

         During the three months ended March 31, 2003, Ondeo achieved the first threshold sales target, and accordingly, we should have recorded a corresponding stock compensation expense of $54,080. However, since the entire stock compensation expense had been recorded in the September 30, 2002 interim financial statements and in the year ended December 31, 2002, we did not record any additional stock compensation expense as a result of the attained first threshold level.

         In the fourth quarter of the year ended December 31, 2003, we determined that Ondeo was not going to attain the minimum sales targets stipulated in the agreement. Consequently, the agreement and corresponding stock option was cancelled. We accounted for the cancellation of the stock option in accordance with Statement of Financial Accounting Standard No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock compensation expense previously recorded in fiscal 2002. Had we accounted for the cancellation of the stock option correctly, we would have reversed the amended stock compensation expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         In light of the above, the net effect of the adjustments to the financial statements is as follows:

         1. Approximately $2,704,000 in stock compensation expense recorded in September 2002 will be reversed;

         2. Approximately $54,080 in stock compensation expense will be recorded in the quarter ended March 31, 2003, as Ondeo met the first sales threshold under the agreement;

         3. Approximately $54,080 in stock compensation expense will be reversed in the year ended December 31, 2003, as Ondeo failed to meet subsequent sales thresholds under the agreement, resulting in the cancellation of the stock option;

         4. As stated above, we recorded a stock compensation expense of $2,704,000 in December 2002. As a result of canceling the stock option, we previously recorded a recovery of $2,480,000 of stock compensation expense at December 31, 2003. This $2,480,000 recovery will be reversed, in conjunction with the reversal of $2,704,000 in stock compensation expense originally recorded; and

         5. For the periods ended March 31, 2004 to June 30, 2005, the net effect of these adjustments is to decrease capital in excess of par value by approximately $223,800 and increase retained earnings by approximately $223,800.

         We are presently unaware of any evidence that the restatements described above are due to any material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the federal securities laws. Our audit committee of the board of directors is working with us and our accountants to assure that we are taking the appropriate approach to resolving the issues related to the restatements, as well as any further issues that may be identified during the course of its review.

ITEM 3.           CONTROLS AND PROCEDURES.

         Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

         As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

         Changes in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         On May 1, 2003, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking return of 100,000 shares of our common stock and repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding, we seek return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003, we obtained an injunction freezing the transfer of the shares. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in the Company's consolidated financial statements as the outcome of this claim is not yet determinable.

         On November 13, 2003, an ex-employee, Patrick Grant, filed a lawsuit in the Circuit Court of Cook County, Illinois against us, WaterSavr, and our Chief Executive Officer, Daniel B. O'Brien. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. Mr. Grant seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. We completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. We consider the case to be without merit and are planning to dispute the matter vigorously. In addition, we intend to file counterclaims against the plaintiff for failure to repay financial obligations owed to us of almost $40,000, as well as unspecified damages arising out of plaintiff's disclosure of confidential information to a client during his employment at WaterSavr. No amounts have been recorded as receivable and no accrual has been made for any loss in our consolidated financial statements as the outcome of the claim filed by Mr. Grant is not yet determinable.

         On May 28, 2004, Sun Solar filed a lawsuit in the Federal Court of Canada, against us, Flexible Ltd., and our Chief Executive Officer, Daniel B. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by Sun Solar; (b) injunctive relief against our further use of the "Tropical Fish" trademark; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by us, Flexible Ltd. and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, we, Flexible Ltd. and Mr. O'Brien filed our defense and a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by Sun Solar; (y) a declaration that we own the "Tropical Fish" trademark, or, in the alternative, the trademark is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in our consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

         On July 23, 2004, we filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. ("Tatko"). The action arises out of our joint product development agreement with Tatko in which the we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock. In return, Tatko granted us a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and we have sought declaratory relief stating that Tatko is not entitled to the 100,000 shares of our restricted common stock. The litigation is still pending at this time. In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to our restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the District Court. No amounts have been recorded as receivable in our consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

         In fiscal 2005, we filed a lawsuit in the Court of the Queen's Bench of Alberta against Calgary Diecast Corp ("CDC") seeking indeterminate damages resulting from a breach of contract. The contract was never completed and our raw materials remain in the possession of CDC. On April 25, 2005, the Court ordered a judgment in our favor in the amount of $48,723.

ITEM 3.           CONTROLS AND PROCEDURES.

ITEM 3.           CONTROLS AND PROCEDURES.

         Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

         As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

         Changes in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None during the Quarter ended September 30, 2005.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS.

         The following exhibits are attached hereto and filed herewith:

EXHIBIT         DESCRIPTION OF EXHIBIT
NUMBER

     10.1 Securities Purchase Agreement, dated as of April 8, 2005, by and between the Registrant and the parties set forth therein. (1)

     10.2     Form of Warrant, issued as of April 8, 2005. (1)

     10.3 Registration Rights Agreement, dated as of April 8, 2005, by and between the Registrant and the parties set forth therein. (2)

     10.4 Securities Purchase Agreement, dated as of June 8, 2005, by and between the Registrant and the investor set forth therein. (2)

     10.5     Form of Warrant, issued as of June 8, 2005. (2)

     10.6 Registration Rights Agreement, dated as of June 8, 2005, by and between the Registrant and the party set forth therein. (2)

     31.1 Certification of Principal Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002. *

     31.2 Certification of Principal Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002. *

     32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002. *

     32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002. *

*        Filed herewith.

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3/A (Amendment No. 1), filed with the Securities and Exchange Commission on June 27, 2005.

(2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB/A (Amendment No. 1), filed with the Securities and Exchange Commission on September 21, 2005.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                    FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Date:  November 14, 2005           By: /s/ DANIEL B. O'BRIEN
                                        -------------------------------------
                                        Daniel B. O'Brien
                                        President and Chief Executive Officer