Form 10QSB/A
period 2002-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

                        Commission File Number 000-29649


                              ---------------------


                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

         NEVADA                                            91-1922863
(State of Incorporation)                       (IRS Employer Identification No.)

          615 DISCOVERY STREET
   VICTORIA, BRITISH COLUMBIA, CANADA                       V8T 5G4
(Address of Principal Executive Offices)                   (Zip Code)

                                 (250) 477-9969
                (Issuer's Telephone Number, Including Area Code)


                              ---------------------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 11,568,416 shares of Common Stock, par value $0.001 per share, outstanding as of September 30, 2002.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                  FORM 10-QSB/A
                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at September 30,
              2002.                                                            1

         (b)  Unaudited Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2002 and 2001.         2

         (c)  Unaudited Consolidated Statements of Stockholders'
              Equity for the Period Ended September 30, 2002.                  3

         (d)  Unaudited Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2002 and 2001.                   4

         (e)  Notes to Unaudited Consolidated Financial Statements for
              the Period Ended September 30, 2002.                             5

Item 2.  Management's Discussion and Analysis or Plan of Operation.            8

Item 3.  Controls and Procedures.                                             11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         12

Item 3.  Defaults Upon Senior Securities.                                     13

Item 4.  Submission of Matters to a Vote of Security Holders.                 13

Item 5.  Other Information.                                                   13

Item 6.  Exhibits.                                                            13

SIGNATURES                                                                    14

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002, which was previously filed with the Securities and Exchange Commission on November 14, 2002.

         In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, we determined that certain disclosures made in connection with our stock-based compensation expense required adjustment. As such, on October 5, 2005, upon the recommendation of our management, our board of directors and its audit committee, and our independent accountants, we determined to restate our consolidated financial statements for each of the periods ended since September 30, 2002, including each of the years ended December 31, 2002 through 2004, and for both of the quarters in the six months ended June 30, 2005 (the "Restated Periods").

         In accordance with this determination to restate the Restated Periods, we revised the disclosures for stock-based compensation expense as required under Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. In particular, we adjusted the stock-based compensation expense in our financial statements and notes thereto recorded in connection with our grant of an option to purchase 2,000,000 shares of our common stock in September 2002 pursuant to the terms of a product distribution agreement. Additional information on this restatement and its effects on our financial condition and results of operations can be found in our Notes to Unaudited Consolidated Financial Statements contained herein.

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on November 14, 2002 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

         This Form 10-QSB/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of their original filings, including any amendments to those filings. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certain other rules, this Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

         We are presently unaware of any evidence that the restatements described above are due to any material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the federal securities laws. Our audit committee of the board of directors is working with our management and our accountants to assure that we are taking the appropriate approach to resolving the issues related to the restatements, as well as any further issues that may be identified during the course of its review. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2002 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

         Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements. Except as otherwise required by Federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this Quarterly Report.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              AT SEPTEMBER 30, 2002
                                 (U.S. DOLLARS)

                                                                               SEPTEMBER 30,
                                                                                   2002
                                                                                AS RESTATED
                                                                                 (NOTE 3)           DECEMBER 31,
                                                                                (UNAUDITED)              2001
                                                                           --------------------- -------------------
 ASSETS
 CURRENT
   Cash and cash equivalents                                               $          5,969,446  $          190,457
   Accounts receivable                                                                   75,419              46,374
   Income tax receivable                                                                 72,298                  --
   Loan receivable                                                                        9,585               9,516
   Note receivable                                                                           --               9,225
   Inventory                                                                            163,193             181,698
   Prepaid expenses                                                                      19,488              59,291
                                                                           --------------------- -------------------
                                                                                      6,309,429             496,561

 PROPERTY AND EQUIPMENT                                                                 111,717              72,753
                                                                           --------------------- -------------------
 TOTAL ASSETS                                                              $          6,421,146  $          569,314
                                                                           --------------------- -------------------

 LIABILITIES
 CURRENT
   Accounts payable                                                        $             31,606  $           20,592
   Income tax payable                                                                        --              18,108
                                                                           --------------------- -------------------
                                                                                         31,606              38,700

 STOCKHOLDERS' EQUITY

 CAPITAL STOCK
 Authorized
   50,000,000 Common shares with a par value of $0.001 each
    1,000,000 Preferred shares with a par value of $0.01 each
 Issued and outstanding
    11,568,416 and 9,272,816 Common shares                                               11,568               9,272
 CAPITAL IN EXCESS OF PAR VALUE                                                       6,602,775             563,713
 SHARE SUBSCRIPTION RECEIVABLE                                                          (19,990)                 --
 OTHER COMPREHENSIVE LOSS                                                               (18,921)            (23,842)
 DEFICIT                                                                               (185,892)            (18,529)
                                                                           --------------------- -------------------

 TOTAL STOCKHOLDERS' EQUITY                                                           6,389,540             530,614
                                                                           --------------------- -------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $          6,421,146  $          569,314
                                                                           --------------------- -------------------

          -- See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                           (U.S. DOLLARS -- UNAUDITED)

                                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------- ---------------------------------------
                                            2002                                     2002
                                         AS RESTATED                              AS RESTATED
                                          (NOTE 3)               2001              (NOTE 3)              2001
                                    ---------------------- ------------------ -------------------- ------------------
 SALES                              $              55,257  $         148,177  $         1,089,164  $       1,307,649
 COST OF SALES
  (Exclusive of depreciation)                      54,782             67,358              594,041            642,949
                                    ---------------------- ------------------ -------------------- ------------------

 GROSS PROFIT                                         475             80,819              495,123            664,700
                                    ---------------------- ------------------ -------------------- ------------------

 OPERATING EXPENSES
   Consulting (note 2)                                 --                 --               32,608                 --
   Wages                                           28,880             33,820              248,933            106,165
   Professional fees                               37,478             17,131               67,283             37,141
   Office                                          16,898              5,089               60,943             15,438
   Rent                                            16,788              5,624               46,356             16,595
   Stock promotion and
     transfer agent fee                            15,510             (6,406)              41,156              1,802
   Travel                                          13,608              8,900               24,023             18,768
   Subcontracting                                   7,958             11,330               23,667             21,946
   Administrative salaries
     and benefits                                   5,202             18,802               77,228             50,605
   Currency exchange                                4,797                 --               20,205                 --
   Shipping                                         3,462              1,846                9,087              7,471
   Telephone                                        2,124              1,322                7,074              4,068
   Utilities                                        1,953                 --                4,159                 --
   Bad debt expense                                     1                 --                 (350)                --
   Commission                                          --                694                   --              1,138
   Depreciation                                     6,390              3,400               15,335              8,968
                                    ---------------------- ------------------ -------------------- ------------------
                                                  161,049            101,552              677,707            290,105
                                    ---------------------- ------------------ -------------------- ------------------

 INCOME (LOSS) BEFORE OTHER
    ITEM AND INCOME TAX                          (160,574)           (20,733)            (182,584)           374,595
 INTEREST INCOME                                   15,221                 --               15,221                 --
                                    ---------------------- ------------------ -------------------- ------------------

 INCOME (LOSS) BEFORE
    INCOME TAX                                   (145,353)           (20,733)            (167,363)           374,595
 INCOME TAX (RECOVERY)                            (43,343)             7,827                   --            142,346
                                    ---------------------- ------------------ -------------------- ------------------

 NET INCOME (LOSS)                  $            (102,010) $         (28,560) $          (167,363) $         232,249
                                    ---------------------- ------------------ -------------------- ------------------

 NET INCOME (LOSS) PER SHARE        $               (0.01) $           (0.00) $             (0.02) $           (0.03)
                                    ---------------------- ------------------ -------------------- ------------------

 WEIGHTED AVERAGE NUMBER
    OF SHARES                                  11,448,128          9,233,816           10,555,256          9,232,705
                                    ---------------------- ------------------ -------------------- ------------------

         -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                           (U.S. DOLLARS -- UNAUDITED)


                                                          CAPITAL IN                     ACCUMULATED                      TOTAL
                                                           EXCESS OF                      EARNINGS                     STOCKHOLDERS'
                                                           PAR VALUE        SHARE       (DEFICIENCY)         OTHER        EQUITY
                                                          AS RESTATED    SUBSCRIPTION    AS RESTATED     COMPREHENSIVE  AS RESTATED
                                    SHARES    PAR VALUE    (NOTE 3)       RECEIVABLE      (NOTE 3)       INCOME (LOSS)   (NOTE 3)
                                ------------ ----------- -------------- -------------- ---------------- -------------- -------------

BALANCE, DECEMBER 31, 1998        9,131,316  $    9,131  $     163,653             --  $       (26,393) $        (376) $    146,015
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
  Translation adjustment                 --          --             --             --               --          7,053         7,053
  Net income                             --          --             --             --          102,848             --       102,848
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
BALANCE, DECEMBER 31, 1999        9,131,316       9,131        163,653             --           76,455          6,677       255,916
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
  Translation adjustment                 --          --             --             --               --         (8,516)       (8,516)
  Net income                             --          --             --             --          138,971             --       138,971
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
BALANCE, DECEMBER 31, 2000        9,131,316       9,131        163,653             --          215,426         (1,839)      386,371
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
SHARES ISSUED FOR
  Cash (October and December          9,500           9          4,116             --               --             --         4,125
  Services (January, July
    and November)                   132,000         132        139,868             --               --             --       140,000
  Stock option compensation              --          --        256,076             --               --             --       256,076
  Translation adjustment                 --          --             --             --               --        (22,003)      (22,003)
  Net loss                               --          --             --             --         (233,955)            --      (233,955)
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
BALANCE, DECEMBER 31, 2001        9,272,816       9,272        563,713             --          (18,529)       (23,842)      530,614
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
  Issued for cash
    Private placement             2,151,600       2,152      6,064,948             --               --             --     6,067,100
    Exercise of stock options       114,000         114         33,386             --               --             --        33,500
  Services                           30,000          30         44,370             --               --             --        44,400
  Share issue costs                      --          --       (200,000)            --               --             --      (200,000)
  Share subscription                     --          --             --        (33,000)              --             --       (33,000)
  Payment of subscriptions
    receivable                           --          --             --         13,010               --             --        13,010
  Stock option compensation              --          --         96,358             --               --             --        96,358
  Translation adjustment                 --          --             --             --               --          4,921         4,921
  Net loss, period ended
    September 30, 2002                   --          --             --             --         (167,363)            --      (167,363)

------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------
BALANCE, SEPTEMBER 30, 2002      11,568,416  $   11,568  $   6,602,775  $     (19,990) $      (185,892) $     (18,921) $  6,389,540
------------------------------- ------------ ----------- -------------- -------------- ---------------- -------------- -------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                           (U.S. DOLLARS -- UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------------
                                                                             2002
                                                                          AS RESTATED
                                                                           (NOTE 3)             2001
                                                                       ------------------ ------------------
 OPERATING ACTIVITIES
   Net income (loss)                                                   $        (167,363) $         232,249
   Adjustments to reconcile net income (loss)
     to net cash, provided by operating activities
       Stock option compensation                                                  96,358                 --
       Non-cash services                                                          44,400                 --
       Depreciation                                                               15,335              8,968
   Changes in non-cash working capital
     Accounts receivable                                                         (29,045)            80,424
     Inventory                                                                    18,505            (99,939)
     Prepaid expenses                                                             39,803             (3,615)
     Accounts payable                                                             11,014             27,774
     Income tax receivable                                                       (90,406)           (11,357)
                                                                       ------------------ ------------------

 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (61,399)           234,504
                                                                       ------------------ ------------------

 INVESTING ACTIVITIES
   Acquisition of property and equipment                                         (54,299)           (28,448)
   Note receivable                                                                 9,225            (31,359)
   Loan receivable                                                                   (69)                --
                                                                       ------------------ ------------------

 CASH USED IN INVESTING ACTIVITIES                                               (45,143)           (59,807)
                                                                       ------------------ ------------------

 FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                      5,867,600                 --
   Subscriptions received                                                         13,010                 --
                                                                       ------------------ ------------------

 CASH PROVIDED BY FINANCING ACTIVITIES                                         5,880,610                 --
                                                                       ------------------ ------------------

 Effect of exchange rate changes on cash                                           4,921             (6,722)
                                                                       ------------------ ------------------

 INFLOW OF CASH                                                                5,778,989            167,975
 Cash and cash equivalents, beginning                                            190,457            192,280
                                                                       ------------------ ------------------

 CASH AND CASH EQUIVALENTS, ENDING                                     $       5,969,446  $         360,255
                                                                       ------------------ ------------------

 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   Issue of common stock for service                                   $          44,400  $         140,000
                                                                       ------------------ ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                                 (U.S. DOLLARS)

1.       BASIS OF PRESENTATION.

         These unaudited amended consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2002 and December 31, 2001, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY.

         (a) During the period, pursuant to the 2002 option plan, the Company granted an option to purchase a total of 2,000,000 shares of the Company's common stock at an exercise price of $4.25 per share as to 1,000,000 shares and $5.50 per share as to an additional 1,000,000 shares that will expire September 1, 2007.

         (b) The following table summarizes the Company's stock option activity for the period:

          -----------------------------------------------------------------------------------------------------
                                                                     2002
                                                                                                    Weighted
                                                                            Exercise                Average
                                                        Number                Price                 Exercise
                                                      of Shares             Per Share                Price
                                                     -------------      ------------------      ---------------
          Balance, June 30, 2002                        1,640,800        $ 0.25 to $ 3.70       $         3.14
          -----------------------------------------------------------------------------------------------------
          Granted during the period                     1,000,000             $4.25                       4.25
          Granted during the period                     1,000,000             $5.50                       5.50
          Exercised                                      (114,000)        $ 0.25 to $0.30                (0.29)
          -----------------------------------------------------------------------------------------------------
          Balance, September 30, 2002                   3,526,800         $ 0.25 to $5.50       $         4.22
          -----------------------------------------------------------------------------------------------------

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $21,250 was recognized as wages expense for the nine months ended September 30, 2002. Had compensation expense been determined as provided in Statement of Financial Accounting Standards ("SFAS") No. 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts for the nine months ended September 30, 2002 would have been as follows:

           -----------------------------------------------------------------------------------------------
           Net loss, as reported                                                        $        (167,363)
           Net loss, pro-forma                                                          $        (343,318)
           Net loss per share, as reported                                              $           (0.02)
           Net loss per share, pro-forma                                                $           (0.03)
           -----------------------------------------------------------------------------------------------

         The fair value of each option grant is calculated using the following weighted-average assumption:

         --------------------------------------------------------------------------- ---------------------
         Expected life (years)                                                                    5 years
                    Interest rate                                                                      3%
         Volatility                                                                                 72.3%
         Dividend yield                                                                                 0
         --------------------------------------------------------------------------- ---------------------

         (c) During the period, the Company issued common stock as follows:

         --------------------------------------------------- ---------------- ---------------------
                                     Number
                                                                of Shares            Total
                                                             ---------------- ---------------------
         Private placement                                         1,428,600  $          5,000,100
         Exercise of stock options                                   114,000                33,500
         --------------------------------------------------- ---------------- ---------------------

         During the quarter ended September 30, 2002, the Company completed a private placement whereby 1,428,600 shares of common stock were issued at a price of $3.50 per share to independent third parties.

         (d) Share subscription receivable represents amount due from stock purchased on exercise of options on June 30, 2002.

3.       RESTATEMENTS AS A RESULT OF CORRECTING STOCK COMPENSATION EXPENSE.

         In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, the Company determined that certain disclosures made in connection with its stock-based compensation expense required adjustment. In September 2002, the Company entered into a distribution agreement with Ondeo Nalco Company ("Ondeo") whereby Ondeo agreed to serve as the exclusive distributor of the Company's WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of the Company's common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

         In determining the stock-based compensation expense for the nine months ended September 30, 2002, the Company expensed the entire fair value of the stock option believing that the option fully vested upon the signing of the agreement. In its October 2005 review, however, the Company determined that: (i) first, as stated above, half of the option to purchase 1,000,000 shares of common stock did not vest and was not exercisable until the threshold sales target had been met, which would not be until five years after the signing of the distribution agreement; and (ii) second, the Company did not consider Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting

Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer.

         To correctly account for the stock options granted to Ondeo, the stock-based compensation expense, included in consulting expenses, should have been measured at the date the performance obligation was complete and then recognized on a rational and systematic manner in relation to the sales achieved by Ondeo. Had the Company correctly accounted for these stock options, stock-based compensation expense for the quarter would have been nil as no sales had yet been achieved. Instead, the Company recorded a stock-based compensation expense of $2,704,000 for the quarter.

         During the three months ended March 31, 2003, Ondeo achieved the first threshold sales target, and, accordingly, the Company should have recorded a corresponding stock-based compensation expense of $54,080. However, since the entire stock-based compensation expense had been recorded in the September 30, 2002 interim financial statements and in the year ended December 31, 2002, the Company did not record any additional stock-based compensation expense as a result of the attained first threshold level.

         In the fourth quarter of the year ended December 31, 2003, it was determined that Ondeo was not going to attain the minimum sales targets stipulated in the exclusive distributorship agreement. Consequently the exclusive distributorship agreement and corresponding stock options were cancelled. The Company accounted for the cancellation of the stock options in accordance with FAS No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock compensation expense previously recorded in 2002. Had the Company accounted for the cancellation of the stock options correctly, it would have reversed the stock-based compensation expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         The following presents the effect on the Company's previously issued financial statements for the quarter ended September 30, 2002:

         Balance sheet at September 30, 2002:

           --------------------------------------------------------------------------------------------------------
                                                        Previously                Increase
                                                         Reported                (Decrease)            Restated
                                                    --------------------     -------------------    ---------------
           Capital in excess of par value           $         9,306,775      $       (2,704,000)    $    6,602,775
           Accumulated deficiency                            (2,889,892)              2,704,000           (185,892)
           --------------------------------------------------------------------------------------------------------

         Statement of operations for the nine months ended September 30, 2002:

           --------------------------------------------------------------------------------------------------------
                                                        Previously                Increase
                                                         Reported                (Decrease)            Restated
                                                    --------------------     -------------------    ---------------
           Expenses                                 $         3,381,707      $       (2,704,000)    $      677,077
           Income (loss) before other item and
              income tax                                     (2,886,584)              2,704,000           (182,584)
           Income (loss) before income tax                   (2,871,363)              2,704,000           (167,363)
           Net income (loss)                                 (2,871,363)              2,704,000           (167,363)
           Net income (loss) per share                            (0.27)                   0.25              (0.02)
           --------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended September 30, 2002:

           --------------------------------------------------------------------------------------------------------
                                                        Previously                Increase
                                                         Reported                (Decrease)            Restated
                                                    --------------------     -------------------    ---------------
           Expenses                                 $         2,865,049      $       (2,704,000)    $      161,049
           Income (loss) before other item and
              income tax                                     (2,864,574)              2,704,000           (160,574)
           Income (loss) before income tax                   (2,849,353)              2,704,000           (145,353)
           Net income (loss)                                 (2,806,010)              2,704,000           (102,010)
           Net income (loss) per share                            (0.25)                   0.24              (0.01)
           --------------------------------------------------------------------------------------------------------

         Statement of cash flows for the nine months ended September 30, 2002:

           --------------------------------------------------------------------------------------------------------
                                                        Previously                Increase
                                                         Reported                (Decrease)            Restated
                                                    --------------------     -------------------    ---------------
           Net income (loss)                        $        (2,871,363)     $        2,704,000     $     (167,363)
           Stock option compensation                          2,800,358              (2,704,000)            96,358
           --------------------------------------------------------------------------------------------------------


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

         During the quarter ended September 30, 2002, we recorded two significant events. On July 25, 2002, we closed a private placement of 1,428,600 shares at the price of $3.50 per share for gross proceeds of $5,000,100 and net proceeds of $4,800,100. As a result of this financing and exercise of options during the period, a net total of $5,880,610 in cash was provided by financing activities. On September 1, 2002, we signed a distribution agreement with Ondeo Nalco Company ("Ondeo") of Naperville, Illinois. The agreement assigns Ondeo exclusive sales rights for our new product WATER$AVR(R) in the North American municipal market and in the world mining markets, excluding India and Pakistan. The term of the agreement is five years, and provides for sales totaling $25 million over the term of the agreement. Ancillary to the distribution agreement, we granted Ondeo an option to purchase one million shares of our common stock at an exercise price of $4.25 per share and an option to purchase one million shares of our common stock at an exercise price of $5.50 per share. These options have been recorded as consultant expenses in the quarter at a cost of $nil. If the options are exercised, we will receive $9,750,000 in cash to our treasury as the exercise price.

         For the quarter ended September 30, 2002, we experienced a net after-tax loss of $102,010, as compared to a net after-tax loss of $28,560 for the quarter ended September 30, 2001. As in the quarter ended September 30, 2001, the end of the Northeastern United States swimming pool season reduces demand for our products in the usual cyclical manner. This year, the sales season in the Northeast United States and Eastern Canada was severely affected by unseasonably cold weather, which led decreased demand for our products. This was followed by extremely hot weather, decreasing the demand for our products and resulting in very low production requirements in the third quarter and revenue of $55,257 for the quarter ended September 30, 2002, as compared to $148,177 in the quarter ended September 30, 2001. In addition, we increased expenditures in the areas of WATER$AVR(R) sales and marketing and production equipment development.

         Finally, we improved our production estimates in the first and second quarters of 2002 as a percentage of annual sales, and therefore did not have to carry high production rates as far into the third quarter of 2002 as was the case in the third quarter of 2001. As a result, our swimming pool product distributor is carrying a much lower quantity of inventory as of September 30, 2002, as compared to September 30, 2001.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three month and nine month periods ended September 30, 2002, as compared to the results of operations for the three month and nine month periods ended September 30, 2001, and to changes in our financial condition from December 31, 2001 to September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         For the third quarter of the current fiscal year ended September 30, 2002, sales were $55,257, compared to $148,177 for the same quarter of the previous year. The decrease in sales was caused by poor weather in the beginning of the Northeast United States pool season followed by extremely hot weather, both of which reduced the demand for our products.

         Operating expenses were $161,049 for the quarter ended September 30, 2002, an increase from $101,552 for the third quarter ended September 30, 2001. This increase is a result of increased expenditures for the sales and marketing of our WATER$AVR(R) product line and the development of advanced production machinery used for the manufacture of our products. The largest increases were in the areas of office and factory rent (33,686) and professional fees ($37,478). The net loss for the quarter ended September 30, 2002 was $102,010, an increase from the third quarter ended September 30, 2001, when the net loss was $28,560. The increased loss was almost entirely related to non-cash option expenses, as the cash flow statement shows only $61,399 in cash consumed by operations. Cost of sales increased to 99% for the quarter ended September 30, 2002 from 48% for the quarter ended September 30, 2001, as a result of lower sales without concurrent reduction in costs.

         The earnings per share was ($0.01) for the quarter ended September 30, 2002, compared to $0.00 for the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Sales in the nine months ended September 30, 2002 were $1,089,164, as compared to $1,307,649 for the nine months ended September 30, 2001. The reduction was the result of decreased demand for our products caused by poor weather in the Northeastern United States and Eastern Canada.

         Our operating expenses were $677,707 for the nine months ended September 30, 2002, an increase from $290,105 for the nine months ended September 30, 2001. This increase is a result of increased expenditures for the sales and marketing of our WATER$AVR(R) product line and the addition of employees and their related costs in connection with increased manufacturing and distribution of our products.

         Our net income for the nine months ended September 30, 2002 was ($167,363), as compared to a net income of $232,249 for the nine months ended September 30, 2001.

         Our decrease in income was due to the decrease in sales compared to the year earlier period and the related costs to develop our products and operate as a public reporting company.

         Our earnings per share were ($0.02) for the nine month period ended September 30, 2002, as compared to ($0.03) for the nine month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We sold 400,000 shares at a price of $2.50 per share in the second quarter for net proceeds of $950,000 and 1,428,600 shares at $3.50 per share for net proceeds of $4.8 million in the quarter ended September 30, 2002. This, in addition to other paid up capital, resulted in cash on hand of $5,939,446.

         As of September 30, 2002, we had working capital of $6,277,823, which represented an increase of $5,819,962 as compared to the working capital as of December 31, 2001. The increase was a result of the financings concluded during the nine months ended September 30, 2002.

         We have no external sources of liquidity in the form of credit lines from banks. We believe that our available cash will be sufficient to fund our working capital requirements through December 31, 2003. We also believe that available cash will be sufficient to implement our expansion plans. We have no investment banking agreements in place and there is no guarantee that we will be able to raise capital in the future should that become necessary.

RESTATED FINANCIAL STATEMENTS

         The accompanying financial statements have been restated to revise certain stock-based compensation expense. In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, we determined that certain disclosures made in connection with our stock-based compensation expense required adjustment. In September 2002, we entered into a distribution agreement with Ondeo whereby Ondeo agreed to serve as the exclusive distributor of our WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of our common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

         In determining the stock-based compensation expense for the nine months ended September 30, 2002, we expensed the entire fair value of the stock option believing that the option fully vested upon the signing of the agreement. In our October 2005 review, however, we determined that: (i) first, as stated above, half of the option to purchase 1,000,000 shares of common stock did not vest and was not exercisable until the threshold sales target had been met, which would not be until five years after the signing of the distribution agreement; and
(ii) second, we did not consider Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer.

         During the three months ended March 31, 2003, Ondeo achieved the first threshold sales target, and accordingly, we should have recorded a corresponding stock-based compensation expense of $54,080. However, since the entire stock-based compensation expense had been recorded in the September 30, 2002 interim financial statements and in the year ended December 31, 2002, we did not record any additional stock-based compensation expense as a result of the attained first threshold level.

         In the fourth quarter of the year ended December 31, 2003, we determined that Ondeo was not going to attain the minimum sales targets stipulated in the agreement. Consequently, the agreement and corresponding stock option was cancelled. We accounted for the cancellation of the stock option in accordance with Statement of Financial Accounting Standard No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock compensation expense previously recorded in fiscal 2002. Had we accounted for the cancellation of the stock option correctly, we would have reversed the amended stock-based compensation expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         In light of the above, the net effect of the adjustments to the financial statements is as follows:

         1. Approximately $2,704,000 in stock compensation expense recorded in September 2002 has been reversed;

         2. Approximately $54,080 in stock-based compensation expense has been recorded in the quarter ended March 31, 2003, as Ondeo met the first sales threshold under the agreement;

         3. Approximately $54,080 in stock-based compensation expense has been reversed in the year ended December 31, 2003, as Ondeo failed to meet subsequent sales thresholds under the agreement, resulting in the cancellation of the stock option;

         4. As stated above, we recorded a stock-based compensation expense of $2,704,000 in December 2002. As a result of canceling the stock option, we previously recorded a recovery of $2,480,000 of stock compensation expense at December 31, 2003. This $2,480,000 recovery has been reversed, in conjunction with the reversal of $2,704,000 in stock compensation expense originally recorded; and

         5. For the periods ended March 31, 2004 to June 30, 2005, the net effect of these adjustments is to decrease capital in excess of par value by approximately $223,800 and increase retained earnings by approximately $223,800.

         We are presently unaware of any evidence that the restatements described above are due to any material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the federal securities laws. Our audit committee of the board of directors is working with our management and our accountants to assure that we are taking the appropriate approach to resolving the issues related to the restatements, as well as any further issues that may be identified during the course of its review.

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

         The prior accounting treatment of our stock-based compensation expense was done in consultation and in accordance with the advice of our independent accountants. Accordingly, management does not believe that this restatement of our Quarterly Report indicates or results from a material weakness with respect to our disclosure controls and procedures or our internal controls over financial reporting.

         Changes in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

         From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, no such lawsuits, either individually or in the aggregate, are expected to have a material effect on our financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         In July 2002, we issued 1,428,600 shares of restricted common stock for gross proceeds of $5,000,100 and net proceeds of $4,800,100, in an offering exempt from registration under the federal securities laws under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The capital raised in this financing was used for working capital purposes and was invested in a certificate of deposit with compounding daily interest of 4.03% that matures on September 11, 2005.

         During the quarter ended September 30, 2002, our employees exercised options to purchase a total of 114,000 shares of our common stock, for an aggregate exercise price of $33,500. The capital raised from these exercises was used for working capital purposes and was invested in a certificate of deposit with compounding daily interest of 4.03% that matures on September 11, 2005.

         During the quarter ended September 30, 2002, we issued two options to purchase a total of 2,000,000 shares of our common stock pursuant to the terms of a product distribution agreement. The first option for 1,000,000 shares contains an exercise price of $4.25 per share and has a term of five years.

The second option for 1,000,000 shares contains an exercise price of $5.50 per share and has a term of five years.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.

         The following exhibits are attached hereto and filed herewith:

NUMBER                 DESCRIPTION
------                 -----------

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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 5, 2005.

                                    FLEXIBLE SOLUTIONS INTERNATIONAL, INC.


                                    By:/s/ DANIEL B. O'BRIEN
                                       -----------------------------------------

                                    Name:  Daniel B. O'Brien
                                    Title: President and Chief Executive Officer