Form 10KSB/A
period 2002-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(Mark one)
|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

                        Commission File Number 000-29649

                           ---------------------------

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

                           ---------------------------

                                      NONE
      (Securities registered pursuant to Section 12(b) of the Exchange Act)

                         COMMON STOCK, $0.001 PAR VALUE
      (Securities registered pursuant to Section 12(g) of the Exchange Act)

                           ---------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         State issuer's revenues for its most recent fiscal year: $1,112,192.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 2, 2003, the aggregate market value of the Company's common stock held by non-affiliates was approximately $26,083,000 based on the closing price for shares of the registrant's common stock on the American Stock Exchange for that date.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2003, there were 11,621,919 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                     INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                               PAGE
                                                                                                               -----
                                     PART I
Item 1.            Description of Business.                                                                       1
Item 2.            Description of Property.                                                                       6
Item 3.            Legal Proceedings.                                                                             6
Item 4.            Submission of Matters to a Vote of Security Holders.                                           6

                                     PART II
Item 5.            Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases
                   of Equity Securities.                                                                          6
Item 6.            Management's Discussion and Analysis or Plan of Operation.                                     8
Item 7.            Financial Statements.                                                                         16
Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.         17
Item 8A.           Controls and Procedures.                                                                      17
Item 8B.           Other Information.                                                                            17

                                    PART III
Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
                   16(a) of the Exchange Act.                                                                    17
Item 10.           Executive Compensation.                                                                       19
Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder        21
                   Matters.
Item 12.           Certain Relationships and Related Transactions.                                               22
Item 13.           Exhibits.                                                                                     22
Item 14.           Principal Accountant Fees and Services.                                                       22

SIGNATURES                                                                                                       24

                                EXPLANATORY NOTE

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Annual Report on Form 10-KSB/A to amend and restate in its entirety its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, which was previously filed with the Securities and Exchange Commission on March 24, 2003.

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

         In accordance with this determination to restate the Restated Periods, we revised the disclosures for stock-based compensation expense as required under Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. In particular, we adjusted the stock-based compensation expense in our financial statements and notes thereto recorded in connection with our grant of an option to purchase 2,000,000 shares of our common stock in September 2002 pursuant to the terms of a product distribution agreement. Additional information on this restatement and its effects on our financial condition and results of operations can be found in our Notes to Consolidated Financial Statements contained herein.

         This Form 10-KSB/A does not reflect events occurring after the filing of our Form 10-KSB on March 24, 2003 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our description of business, legal proceedings, management's discussion and analysis, as well as our risk factors, unregistered sales of equity securities, directors and executive officers, and principal accountant fees and services, as well as to generally reflect the current disclosure requirements of Form 10-KSB.

         This Form 10-KSB/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of their original filings, including any amendments to those filings. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certain other rules, this Form 10-KSB/A includes an updated Auditor's Report and Consent of Independent Registered Public Accounting Firm and updated certifications from our Chief Executive Officer and Chief Financial Officer.

         We are presently unaware of any evidence that the restatements described above are due to any material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the federal securities laws. Our audit committee of the board of directors is working with our management and our accountants to assure that we are taking the appropriate approach to resolving the issues related to the restatements, as well as any further issues that may be identified during the course of its review. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB/A for the year ended December 31, 2002 ("Annual Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

         Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements. Except as otherwise required by Federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this Annual Report.

                                     PART I

Item 1.           Description of Business.

OUR COMPANY

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

         We were incorporated as Flexible Solutions, Ltd. (referred to hereinafter as "Flexible Ltd."), a British Columbia corporation, on January 26, 1991. On May 12, 1998, we merged Flexible Ltd. with and into Flexible Solutions International, Inc., a Nevada corporation, and, in exchange for all of the outstanding shares of Flexible Ltd., we issued 7,000,000 shares of common stock, which represented all of our then-issued and then-outstanding shares, to the former shareholders of Flexible Ltd. Flexible Ltd. is now our wholly-owned subsidiary. At the time of our merger with Flexible Ltd., we had no other business and were incorporated solely in order to acquire Flexible Ltd. The merger facilitated the establishment of a public trading market for our common stock. Trading in our common stock commenced on October 12, 1999, through the OTC Bulletin Board under the trading symbol "FXSO". Since November 2002, our common stock has traded on the American Stock Exchange under the trading symbol "FSI". Since the merger, we have been expanding our distribution network and working to complete the development of our WATER$AVR(R) product.

OUR SUBSIDIARIES

         We are the parent holding company of Flexible Ltd. and WaterSavr Global Solutions Inc. (hereinafter referred to as "WaterSavr").

         Flexible Solutions, Ltd.

         Flexible Ltd., a British Columbia corporation, was organized to develop and market swimming pool chemical products designed to reduce heat loss. HEAT$AVR(R) is Flexible Ltd.'s principal product. For further information on this product, see "Our Products" below.

         WaterSavr Global Solutions Inc.

         In 2002, we established WaterSavr Global Solutions, Inc. to concentrate on the marketing of our WATER$AVR(R) product. WATER$AVR(R) is a patented powder that, when deployed onto a water surface of any size, will significantly reduce evaporation. For further information on our WATER$AVR(R) products, see "Our Products" below.

OUR PRODUCTS

         HEAT$AVR

         Our principal product consists of our HEAT$AVR(R) branded chemical solutions. HEAT$AVR(R) is a chemical product for use in swimming pools and personal spas that forms a thin, transparent layer on the water's surface that reduces water evaporation and heat loss. We market the HEAT$AVR(R) product as a cost-effective and convenient way to save on the cost of energy required to heat pools and spas. Our studies indicate that approximately 70% of the energy lost from a swimming pool occurs through water evaporation. By using our HEAT$AVR(R) product, we can minimize that heat loss and save our customers money on their pool and spa energy needs. In addition, the product is not visible on the pool surface and it cannot be seen, felt or tasted by swimmers. After a swimmer stops disturbing the pool water, the product reforms to a complete layer on the pool surface.

         We completed the development of our HEAT$AVR(R) product and introduced it to the commercial marketplace in 1998, achieving initial sales of $84,252 that year. Since that time, we have expanded our marketing of the HEAT$AVR(R) product to include the residential marketplace. We found that by designing the HEAT$AVR(R) product to be "residential-friendly," we could increase sales.

         We market HEAT$AVR(R) to the residential marketplace primarily in the form of our "Tropical Fish" dispenser. Each Tropical Fish dispenser is made of molded plastic in the form of a ten-inch long colorful Tropical Fish that is filled with enough HEAT$AVR(R) solution to cover the surface of a 400 sq. ft. swimming pool for about one month. The Tropical Fish is deployed by snipping the fin and tossing the fish into the pool where it submerges to the bottom of the pool. Water pressure causes the HEAT$AVR(R) liquid inside to escape into the water where it rises to the surface and forms an invisible layer on the surface of the water.

         In outdoor swimming pools, our HEAT$AVR(R) product can provide savings on pool heating costs and provides convenience of use when compared to pool blankets. Pool blankets are plastic covers, which are cut to the size and shape of the surface of the pool or spa. They float on the surface and perform the same function as our HEAT$AVR(R) product: reducing energy cost by inhibiting water evaporation. Pool personnel often find it inconvenient to use conventional pool blankets because a pool blanket must be removed and stored prior to entering the pool and provides no energy savings when not on the pool. Conversely, our HEAT$AVR(R) product eliminates the necessity of installing, removing and storing the blanket and works 24 hours a day. We believe that the ease of use provided by HEAT$AVR(R) results in more consistent pool and spa usage. In addition, the use of HEAT$AVR(R) in an indoor pool results in even greater energy savings. Indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure, less energy is required to maintain a pool at the desired temperature and there is a reduced load on the air-conditioning system because less is heat transferred from the pool water to the surrounding air and less water vapor will have to be removed from the air to maintain the required comfort level.

         Marketing and Sales

         We market our HEAT$AVR(R) product to both residential and commercial markets, consisting of individual homeowners with swimming pools and personal spas and commercial consumers consisting of operators of swimming pools and personal spas located in hotels, motels, schools, and municipal and private recreational facilities.

         Our HEAT$AVR(R) and Tropical Fish products are sold in Canada and the United States by our exclusive distributor, Sun Solar Energy Technologies ("Sun Solar"), and in Australia by Hydro-Flexible Solutions Pty. We also sell HEAT$AVR(R) directly into the United States to both wholesale and retail accounts. We have approximately 155 active customers. In the year ended December 31, 2002, Sun Solar represented approximately 94.7% of our total sales.

         We also have nonexclusive distributors in Canada and the United States for HEAT$AVR(R) (without the Tropical Fish) and exclusive distributors in Australia, Korea and Great Britain. We support our distributors and seek additional market opportunities by attending the major pool industry trade shows in the United States yearly. We advertise in trade magazines and directly to buyer associations. We also maintain an internet presence with a website containing information about our products. In addition, we publish a semi-annual newsletter that is distributed by us to approximately 5,000 customers and potential customers.

         Our Agreement With Sun Solar Energy Technologies

         In February 1998, we entered into a distributorship agreement with Sun Solar, which grants Sun Solar an exclusive distributorship for our Tropical Fish product in the United States and Canada. In order to maintain the exclusivity of such distribution, Sun Solar must order and pay for at least 860,000 units in the year ending February 29, 2004. Such exclusive agreement terminates on February 29, 2004. We have agreed to give Sun Solar a right of first refusal in the event we propose to sell Flexible Ltd. If such subsidiary is sold we must require the purchaser to fulfill the exclusive distribution contract with Sun Solar and Sun Solar can veto the proposed sale to an entity which it reasonably believes may have an intent to discontinue manufacture of our Tropical Fish product. The agreement also provides that Sun Solar will sell its veto for a reasonable premium arrived at a price mutually agreed upon with a mediator. The agreement also grants Flexible the right of first refusal if Sun Solar proposes to sell its exclusive distributorship. If such distributorship is sold, Sun Solar's sales performance minimums are required to be binding on the new owner. The agreement also provides that if such exclusive distribution rights are sold by Sun Solar, the buyer must advance to us $1.00 for each Tropical Fish which must be bought in the year of sale to maintain the distribution agreement exclusivity, which payment will be credited to future orders of Tropical Fish at the rate of $1.00 per fish as the orders are made. In connection with this agreement, we have also agreed to offer distribution rights on new swimming pool products to Sun Solar in the United States and Canada if it is in compliance with its sales performance requirements. There can be no assurance that our exclusive distributorship with Sun Solar will be renewed past its current expiration on February 29, 2004. We grant Sun Solar 45 days to pay for product ordered after shipment.

         WATER$AVR(R)

         We introduced our WATER$AVR(R) product in June 2002. This product utilizes our core technology to reduce water evaporation. We market it as a water conservation product for use where water is standing or gently flowing and the need for water conservation can justify the cost of purchase and deployment of the product. We believe that our WATER$AVR(R) product may find a market for use in the following markets: reservoirs, potable water storage, aqueducts and canals, agricultural irrigation, flood water crops, lawn and turf care, potted and bedding plants, stock watering ponds, and mining.

         WATER$AVR(R) is sold in granulated form and can be provided in shaker containers holding 3/4 lbs. or in 50 lbs. weatherproof bags. WATER$AVR(R) can be applied in various ways from hand dispersal to fully automated scheduled metering, and we also offer an automatic dispenser for WATER$AVR(R) to automate deployment of the product.

         We anticipate our initial market for WATER$AVR(R) will be in India and China. We have provided quantities of the product for testing in these countries and, if successful, we anticipate that substantial orders may be received. We also anticipate marketing WATER$AVR(R) to both developed and drought stricken countries to address water conservation concerns. In this regard, we are seeking to establish strategic relationships with companies in the water processing industry who have marketing and manufacturing operations in countries with water conservation concerns. We have one full-time employee assigned to establishing sales channels throughout the world for WATER$AVR(R).

         In September 2002, we granted Ondeo Nalco Company ("Ondeo") the following distribution rights:

------------------------------------ ------------------------------------------
Exclusive Market                     Countries
----------------                     ---------
Market                               Canada and USA
Municipal mineral and mining         All, except India, Pakistan, Bangladesh,
                                     Sri Lanka, Nepal, Bhutan, Mauritania,
                                     Malaysia and Singapore.

Non-Exclusive Market (1)             Countries
All except agriculture and           All, except India, Pakistan, Bangladesh,
large retail                         Sri Lanka, Nepal, Bhutan, Mauritania,
                                     Malaysia and Singapore.
------------------------------------ ------------------------------------------
--------------------------
(1) The exclusive markets granted to Ondeo convert to non-exclusive if Ondeo is unable to meet the sales thresholds.

         Upon entering into the distribution agreement with Ondeo, we also granted Ondeo an option to purchase 1,000,000 shares of our common stock at $4.25 per share, which vests immediately, and an additional option to purchase 1,000,000 shares at $5.50 per share, which option vests upon the satisfaction of certain sales targets.

COMPETITION

         HEAT$AVR(R)

         We are not aware of any other company that manufactures a chemical evaporation reduction product that competes with our HEAT$AVR(R) product. As mentioned above, HEAT$AVR(R) also competes against plastic pool blanket products. We compete against pool blankets on the basis of convenience of use of HEAT$AVR(R) versus the inconvenience of deploying and storing pool blankets. Pool owners and operators may also decide that evaporation control products are not needed for their pools.

         WATER$AVR(R)

         Aegis Chemical Industries Ltd. of India directly competes with our WATER$AVR(R) product. We believe our WATER$AVR(R) product is superior for the following reasons:

         o Easier Application. WATER$AVR(R) may be deployed directly to the water surface by hand or machine. Our competition requires premixing to dilute the product to usable strength, followed by extensive pumping.

         o Cost. In order to achieve comparable water savings levels, other products would cost more than the WATER$AVR(R) product.

         Water conservation is an important priority throughout the world, and numerous researchers in industry and academia are seeking to develop solutions that may compete with, or be superior to our products. Climate changes that relieve water shortage conditions or a technological breakthrough in water desalination could reduce the need for water conservation products.

         Specialty chemicals are a highly competitive industry with many multi-national firms with large research and development operations. There are a number of firms which develop and market chemical products for the pool and spa industry. Therefore, we can expect competition to arise at any time.

MANUFACTURING

         Our HEAT$AVR(R) products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for our products and we do not have any long term supply contracts for any such items. We manufacture our products in an approximately 11,000 sq. ft. plant in Calgary, Alberta, Canada.

         Our WATER$AVR(R) products are manufactured under contract with Ondeo under a five-year agreement effective as of April 2002, with a five-year extension available. We are not required to purchase any minimum quantity of such product.

GOVERNMENTAL REGULATIONS

         HEAT$AVR(R)

         Chemical products for use in swimming pools are covered by a variety of governmental regulations in the countries where we sell our products. These regulations cover such matters as packaging, labeling, and product safety. We believe our products are in compliance with such regulations.

         WATER$AVR(R)

         Our WATER$AVR(R) product is subject to additional regulation in most countries, particularly for agricultural and drinking water uses. As we continue to develop this product, and prior to its full-scale commercial roll-out, we will address these issues on a country-by-country basis. We do not anticipate that governmental regulations will be an impediment to marketing our WATER$AVR(R) product because the ingredients have historically been used in agriculture for many years for other purposes. Nevertheless, we will need to obtain approval to sell WATER$AVR(R) in the United States for agricultural or drinking water users. To date, we have not yet applied for any such approvals.

PROPRIETARY RIGHTS

         Our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold two United States patents and are seeking to extend these patents to certain other countries. We also have seven United States patent applications pending. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

RESEARCH AND DEVELOPMENT

         During the last two fiscal years, we have spent approximately $2,523 on research and development activities. This work relates primarily to the development of our water and energy conservation products.

EMPLOYEES

         As of December 31, 2002, we employed 15 persons, including one officer, five sales and customer support employees, and four employees in our manufacturing department. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

Item 2.           Description of Property.

         Our Chief Executive Officer provides use of space in his residence to conduct his administrative duties and we do not reimburse him for such use. We rent 1,400 sq. ft. of sales and research space in Victoria, British Columbia at a cost of $1,050 a month. This lease is on a month-to-month basis. We lease an 11,000 sq. ft. building in Calgary, Alberta at a cost of $3,150 per month for the manufacture of our products. This lease is effective through September 2003. We lease 500 sq. ft. of office space in Chicago, Illinois at a cost of $500 per month. This lease is on a month-to-month basis. We also maintain a warehouse facility in St. Laurent, Quebec, Canada which is provided by our distributor at no cost.

Item 3.           Legal Proceedings.

         On January 15, 2002, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking return of 100,000 shares of our common stock and repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding, we seek return of such shares after defendant's failure to both return the shares voluntarily and repay the note.

Item 4.           Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of our shareholders in the quarter ended December 31, 2002.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         Our common stock began trading on the American Stock Exchange under the symbol FSI on November 19, 2002. Prior to that, our stock traded on the over-the-counter market and was quoted on the NASD Electronic Bulletin Board.

         The following is the range of high and low closing sales or bid prices for our common stock for the periods indicated:

------------------------------------------------------------------------------
                                                                HIGH    LOW
                                                               ------  ------
YEAR ENDED DECEMBER 31, 2002          First Quarter             $3.57   $1.30
----------------------------          Second Quarter             4.10    2.50
                                      Third Quarter              3.85    1.95
                                      Fourth Quarter             3.85    2.77

YEAR ENDED DECEMBER 31, 2001          First Quarter              2.75    0.69
----------------------------          Second Quarter             2.30    1.50
                                      Third Quarter              1.75    0.67
                                      Fourth Quarter             1.45    0.73
------------------------------------------------------------------------------

         Prices since November 19, 2002 represent high and low prices on the American Stock Exchange. Prices prior to November 19, 2002 represent inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. As of December 31, 2002, we had 75 record holders of our common stock. Such shares are owned by an estimated 350 beneficial owners.

         Our common stock also trades on the Frankfurt stock market under the symbol FXT.

DIVIDEND POLICY

         We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our board of directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

EQUITY COMPENSATION PLAN INFORMATION

         The following table contains certain information relating to outstanding options to purchase the Company's common stock granted pursuant to individual compensation arrangements as of December 31, 2002, the Company's most recently completed fiscal year.

---------------------------------------------------------------------------------------------------------------------------
                                                                                            NO. OF SECURITIES REMAINING
                               NO. OF SECURITIES TO BE          WEIGHTED-AVERAGE           AVAILABLE FOR FUTURE ISSUANCE
                               ISSUED UPON EXERCISE OF          EXERCISE PRICE OF         UNDER EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES REFLECTED
                                 WARRANTS AND RIGHTS          WARRANTS AND RIGHTS                  IN COLUMN (A))
                             ----------------------------    -----------------------    -----------------------------------
                                         (a)                          (b)                               (c)
Equity compensation plans
approved by security
holders (1)                               --                           --                                --

Equity compensation plans
not approved by security
holders (2)                           3,671,800                      $3.68                               --
---------------------------------------------------------------------------------------------------------------------------

TOTAL                                 3,671,800                      $3.68                              --
---------------------------------------------------------------------------------------------------------------------------

----------------------------
(1) We have not granted any shares to purchase our common stock pursuant to equity compensation plans that have been approved by our shareholders.
(2) (a) Consists of non-qualified options to purchase our common stock that have been granted pursuant to individual compensation arrangements and not pursuant to any equity compensation plan. All of the grants made during our fiscal year are submitted for shareholder approval at such fiscal year's annual shareholder meeting and, to date, our shareholders have approved all of the grants.
   (b) If the grantee is an employee, and if he or she ceases to be employed by us, the grantee may, during the 30-day period following termination of employment, exercise the option to the extent that the option was exercisable on the date of termination. In the case of death or disability, the grantee (or his or her administrator) has twelve months from the date of death or disability to exercise the option to the extent that the option was exercisable on the date of death or disability.
   (c) The options are subject to adjustment by reason of a recapitalization, reclassification, stock split, combination of shares, dividend or other distribution payable in capital stock. Upon a merger, liquidation, dissolution or other consolidation, we shall provide each grantee with one-months' prior written notice informing the grantee that he or she may exercise the option in full (to the extent it has not been previously exercised) within such one-month period. Following such date, the options shall be terminated.
   (d) The options may not be transferred, assigned, pledged or hypothecated in any way (except by will or the laws of descent) and are not subject to execution, attachment or similar process.
   (e) All of the options granted have terms of between one and six years from and after the date of grant and reflect exercise prices equal to the fair market value of a share of our common stock as determined by our board of directors on the date of grant thereof.

SALES OF UNREGISTERED SECURITIES

         In January 2002, we issued 30,000 shares of our common stock to Patrick Grant, an employee, for services rendered during the period from January 1, 2002 to June 30, 2002. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). The shares were issued pursuant to an investment letter under which Mr. Grant acknowledged that the shares were restricted securities and would not be sold without registration or an exemption from registration. The certificate for such shares contained a legend restricting transfer without such registration or exemption and a stop transfer order was lodged against the shares with our transfer agent.

         In April 2002, we sold 400,000 shares of our common stock in a private placement to managed accounts of Sprott Asset Management, Inc. ("Sprott") for $2.50 per share. We paid a commission of $50,000 in connection with such placement. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The shares were issued pursuant to an investment letter under which Sprott acknowledged that the shares were restricted securities and would not be sold without registration or an exemption from registration. The certificate for such shares contained a legend restricting transfer without such registration or exemption and a stop transfer order was lodged against the shares with our transfer agent.

         In July 2002, we sold an additional 1,000,000 shares of our common stock in a private placement to managed accounts of Sprott and 428,600 shares to Pictet Global Sector Fund ("Pictet") for $3.50 per share. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The shares were issued pursuant to an investment letter under which both Sprott and Pictet acknowledged that the shares were restricted securities and would not be sold without registration or an exemption from registration. The certificates for such shares contained legends restricting transfer without such registration or exemption and a stop transfer order was lodged against the shares with our transfer agent.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

         Our operating activities are related primarily to manufacturing and marketing our swimming pool chemical product, HEAT$AVR(R), including the consumer version packaged in our "Tropical Fish" dispenser. In June 2002, we introduced a fresh water evaporation control chemical product called WATER$AVR(R), which has not achieved substantial sales to date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Securities and Exchange Commission ("SEC") has recently issued Financial Reporting Release ("FRR") No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR No 60 (see Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies):

         Allowances for Product Returns. We grant certain of our customers the right to return product which they are unable to sell. Upon sale, we evaluate the need to record a provision for product returns based on our historical experience, economic trends and changes in customer demand.

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

RESULTS OF OPERATIONS

         Year ended December 31, 2002 and 2001

         Sales for the year ended December 31, 2002 were $1,112,192, as compared to $1,334,273 for the year ended December 31, 2001 period, a decrease of $222,081, or 16.6%. Our sales decline was primarily the result of poor weather conditions in the Eastern United States and Canada, which reduced the outdoor swimming season and therefore the demand for our "Tropical Fish" product. There were no price changes in this period.

         Our overall gross profit margin on product sales decreased to 47.7% in the year ended December 31, 2002, as compared to 50.3% in the year ended December 31, 2001. This decrease was primarily due to higher fixed costs related to additional production facilities and equipment which we added in the year ended December 31, 2002.

         Operating expenses for the year ended December 31, 2002 were $997,899, as compared to $806,020 in the year ended December 31, 2001. In the year ended December 31, 2002, we increased sales and marketing costs in connection with our WATER$AVR(R) product line and this was reflected in increased wages, office, rent, telecommunications and travel-related expenses. We incurred higher professional fees in the year ended December 31, 2002, primarily due to increased legal and accounting expenses in connection with the growth of our company and costs related to being a public reporting company. Depreciation expense was $24,683 for the year ended December 31, 2002, as compared to $18,910 for the year ended December 31, 2001, reflecting depreciation for additional property and equipment added in the year ended December 31, 2002. Our expenses to increase investor awareness were significantly less than in the year ended December 31, 2001, and this resulted in a decrease in stock promotion and transfer agent fees in the year ended December 31, 2002. We also had an expense of $19,180 in the year ended December 31, 2002 for currency exchange, as compared to income of $2,368 in the year ended December 31, 2001.

         Our income tax provision for the year ended December 31, 2002 reflected a benefit of $21,456, as compared to an income tax expense of $100,264 for the year ended December 31, 2001. In the year ended December 31, 2002, we had interest income of $67,228, reflecting earnings on the proceeds of stock sales during the year.

         We incurred a net loss of $378,445 in the year ended December 31, 2002, as compared to a net loss of $233,955 in the year ended December 31, 2001.

         Year Ended December 31, 2001 and 2000

         Our revenue for the year ended December 31, 2001 increased to $1,334,273, a 30% increase over revenue for the year ended December 31, 2000, as a result of more effective marketing, with a substantial portion of sales continuing to be in Canada to our Montreal-based distributor, Sun Solar. Sun Solar reports that 75% of its sales are in the United States. Our gross profit margins remained relatively unchanged at 50.3%. Product mix shifted little during the year with a continued emphasis on our "Tropical Fish" product line. There were no price changes in this period.

         Operating expenses for the year ended December 31, 2001 were $806,020, an increase from $289,860 in the year ended December 31, 2000. Wages increased to $313,918 in the year ended December 31, 2001, as compared to $87,907 in the year ended December 31, 2000. This increase includes $162,008 in connection with the granting of stock options rather than cash expense. Cash expense also increased due to increased production levels and to increased expenses in connection with the sales, marketing and production of our WATER$AVR(R) product line. This was reflected in increased wages, office, rent, telecommunications and travel-related expenses. We incurred decreased professional fees in the year ended December 31, 2001, primarily because of decreased legal and accounting activity in connection with our public reporting responsibilities. Depreciation expense was $18,910 for the year ended December 31, 2001, as compared to $13,489 for the year ended December 31, 2000, which reflects increased depreciation for additional property and equipment added in the year ended December 31, 2001. We also undertook a program to increase investor awareness and this program resulted in an increase in stock promotion and transfer agent fees in the year ended December 31, 2001. We also had income of $2,368 in the year ended December 31, 2001 for currency exchange, as compared to $19,344 of such income in the year ended December 31, 2000.

         Our income tax provision for the year ended December 31, 2001 reflected an expense of $100,264, as compared to an income tax expense of $90,885 for the year ended December 31, 2000.

         We incurred a net loss of $233,955 in the year ended December 31, 2001, as compared to net income of $138,971 in the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We sold 1,828,600 shares of common stock to investors in the year ended December 31, 2002 for net proceeds of $5,750,000. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $2 million in the next twelve months in an attempt to increase the sales of our products by adding sales and marketing professionals, increasing advertising and promotion expenses, improving our products, developing additional uses for our core technology, and in preparing and filing additional patent applications. We estimate that a substantial amount of such increased expenditures will be incurred in connection with our WATER$AVR(R) product line. There can be no assurance that such expenditures will result in a significant increase in sales of our products.

SEASONALITY

         Our operations are subject to seasonal fluctuation. Use of our products increases in summer months in most markets and results in our sales from January to June being greater than in July through November. Additionally, cooler summer weather patterns lead to lower sales volume, particularly of our Tropical Fish product, which is geared to residential pools, due to a shorter swimming season, while warmer weather results in increased sales volume due to a longer swimming season. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

RESTATED FINANCIAL STATEMENTS

         The accompanying financial statements have been restated to correct stock-based compensation expense. In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, we determined that certain disclosures made in connection with our stock-based compensation expense required adjustment. In September 2002, we entered into a distribution agreement with Ondeo whereby Ondeo agreed to serve as the exclusive distributor of our WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of our common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

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

         In light of the above, the net effect of the adjustments to the financial statements is as follows:

         1. Approximately $2,704,000 in stock-based compensation expense recorded in September 2002 has been reversed;

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

         4. As stated above, we previously recorded a stock-based compensation expense of $2,704,000 in December 2002. As a result of canceling the stock option, we previously recorded a recovery of $2,480,000 of stock compensation expense at December 31, 2003. This $2,480,000 recovery has been reversed, in conjunction with the reversal of $2,704,000 in stock compensation expense originally recorded; and

         5. For the periods ended March 31, 2004 to June 30, 2005, the net effect of these adjustments is to decrease capital in excess of par value by approximately $223,800 and increase retained earnings by approximately $223,800.

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

                          RISKS RELATED TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

         Although we were incorporated in 1991, we have been operating in our present form only since May 1998. To date, we have generated limited revenues from the sale of our products and do not expect to generate significant revenues until we sell a significantly larger number of our products. Accordingly, we have only a limited operating history upon which you can base an evaluation of our business and prospects. The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by middle stage companies like ours in an evolving market. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

         WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES SINCE INCEPTION AND MAY NOT SUSTAIN PROFITABILITY IN THE FUTURE.

         We have experienced operating losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. To the extent that our revenues do not increase, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.

         FLUCTUATIONS IN OUR OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our common stock include:

         o    demand for and market acceptance of our products;

         o    competitive pressures resulting in lower selling prices;

         o adverse changes in the level of economic activity in regions in which we do business;

         o adverse changes in industries, such as swimming pool construction, on which we are particularly dependent;

         o changes in the portions of our revenue represented by various products and customers;

         o    delays or problems in the introduction of new products;

         o the announcement or introduction of new products, services or technological innovations by our competitors;

         o    variations in our product mix;

         o the timing and amount of our expenditures in anticipation of future sales;

         o    increased costs of raw materials or supplies; and

         o    changes in the volume or timing of product orders.

         WE HAVE NOT PAID, AND DO NOT EXPECT TO PAY, DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends to our common shareholders in the foreseeable future. We intend to reinvest any earnings in the development and expansion of our business.

         OUR OPERATIONS ARE SUBJECT TO SEASONAL FLUCTUATION.

         The use of our swimming pool products increases in summer months in most markets and results in our sales from January to June being greater than in July through December. Markets for our WATER$AVR(R) product are also seasonal, dependent on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

         INTERRUPTIONS IN OUR ABILITY TO PURCHASE RAW MATERIALS AND COMPONENTS MAY ADVERSELY AFFECT OUR PROFITABILITY.

         We purchase certain raw materials and components from third parties pursuant to purchase orders placed from time to time. Because we do not have guaranteed long-term supply arrangements with our suppliers, any material interruption in our ability to purchase necessary raw materials or components could have a material adverse effect on our business, financial condition and results of operations.

         IF WE DO NOT INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, OUR PRODUCTS COULD BECOME OBSOLETE AND OUR OPERATING RESULTS WOULD SUFFER.

         Without the timely introduction of new products and enhancements, our products could become obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

         o    accurately anticipate customer needs;

         o    innovate and develop new products and applications;

         o    successfully commercialize new products in a timely manner;

         o price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

         o    differentiate our products from our competitors' products.

         In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers' needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenues.

         OUR PRODUCTS CAN BE HAZARDOUS IF NOT HANDLED, STORED AND USED PROPERLY; LITIGATION RELATED TO THE HANDLING, STORAGE AND SAFETY OF OUR PRODUCTS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         Some of our products are flammable and must be stored properly to avoid fire risk. Additionally, some of our products may cause irritation to a person's eyes if they are exposed to the concentrated product. Although we label our products to warn of such risks, our sales could be reduced if our products were to be viewed as being dangerous to use or if they are implicated in causing personal injury or property damage. We are not currently aware of any circumstances in which our products have caused harm or property damage to consumers. Nevertheless, litigation regarding the handling, storage and safety of our products would have a material adverse effect on our business and results of operations.

         OUR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS MAY CREATE SIGNIFICANT ENVIRONMENTAL LIABILITIES AND FORCE US TO MODIFY OUR MANUFACTURING PROCESSES.

         We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain of our chemical substances. Under such laws, we may become liable for the costs of removal or remediation of these substances that have been used by our consumers or in our operations. Such laws may impose liability without regard to whether we knew of, or caused, the release of such substances. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes, or cessation of operations, any of which could have a material adverse effect on our business, financial condition, and results of operations.

         OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE POSITION.

         While we own certain patents and trademarks, some aspects of our business cannot be protected by patents or trademarks. Accordingly, in these areas there are few legal barriers that prevent potential competitors from copying certain of our products, processes and technologies or from otherwise entering into operations in direct competition with us.

         OUR PRODUCTS MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND PREVENT US FROM MAKING OR SELLING CERTAIN PRODUCTS.

         Third parties may seek to claim that our products and operations infringe their patent or other intellectual property rights. We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the United States or abroad.

         A CLAIM FOR DAMAGES COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business exposes us to potential product liability risks, particularly with respect to our consumer swimming pool and personal spa products. There are many factors beyond our control that could lead to liability claims, including the failure of our products to work properly and the chance that consumers will use our products incorrectly or for purposes for which they were not intended. There can be no assurance that the amount of product liability insurance that we carry will be sufficient to protect us from product liability claims. A product liability claim in excess of the amount of insurance we carry could have a material adverse effect on our business, financial condition and results of operations.

         OUR ONGOING SUCCESS IS DEPENDENT UPON THE CONTINUED AVAILABILITY OF CERTAIN KEY EMPLOYEES.

         Our business would be adversely affected if the executive services of Daniel B. O'Brien ceased to be available to us because we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry. If Mr. O'Brien no longer served as our Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that we will be able to retain the services of all of our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required. Mr. O'Brien does not have an employment contract with us. We have key-man life insurance policy in the amount of CDN $400,000 on Mr. O'Brien.

         OUR REVENUES WOULD BE SUBSTANTIALLY REDUCED IF WE LOST THE MAJOR CUSTOMER THAT ACCOUNTS FOR A SUBSTANTIAL AMOUNT OF OUR SALES.

         Our exclusive United States and Canadian distributor of our HEAT$AVR(R) product packaged in our Tropical Fish dispenser accounted for 95% of our sales revenues in fiscal 2002 and 94% of our sales revenues in fiscal 2001. Although we have an agreement with such firm which is described above, this agreement does not require the distributor to purchase any minimum amount of our products, nor does it prevent it from handling competing products. If our distributor reduced its purchase or ceased to purchase our products, we would likely suffer substantial reduction in our sales and would have to make alternative arrangements to distribute our Tropical Fish product in the United States and Canada. There can be no assurance that we would be able to replace the services of this distributor on satisfactory terms.

         WE ARE SUBJECT TO CREDIT RISK AND MAY BE SUBJECT TO SUBSTANTIAL WRITE-OFFS IF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS DEFAULT ON THEIR PAYMENT OBLIGATIONS TO US.

         We currently allow our major customers between 30 and 45 days to pay for each shipment of product we make to them. This practice, while customary, presents an accounts receivable write-off risk in that if one or more of our significant customers defaulted on their payment obligations to us, such write-off, if substantial, would have a material adverse effect on our business and results of operations.

         THE RECENT INTRODUCTION OF OUR WATER$AVR(R) PRODUCT LINE MAY RESULT IN LOSSES.

         We introduced our WATER$AVR(R) product in fiscal 2002. We have delivered quantities for testing by potential customers, but only one customer has ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We cannot assure that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to incur $1,900,000 in development, marketing and manufacture of our WATER$AVR(R) product line in fiscal 2003.

ITEM 7.           FINANCIAL STATEMENTS.

     Our consolidated financial statements and notes thereto appear on pages F-1 to F-17 of this Annual Report.

             FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE
Report of Independent Chartered Accountants, Pannell Kerr Forster                                                       F-1
Consolidated Balance Sheet as of December 31, 2002                                                                      F-2
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001                                    F-3
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000                    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                              F-6
Notes to Consolidated Financial Statements                                                                              F-7

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


To the board of directors and stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

         We have audited the accompanying consolidated balance sheets of Flexible Solutions International, Inc. as of December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As described in note 2 to the consolidated financial statements, the accompanying consolidated financial statements of Flexible Solutions International, Inc. as of December 31, 2002 and for the year then ended have been restated.

         On March 12, 2003 (September 30, 2005 as to the effects of the restatements described in note 2), we reported separately to the shareholders of Flexible Solutions International, Inc. on consolidated financial statements for the same period, audited in accordance with auditing standards generally accepted in the United States of America and prepared in accordance with accounting principles generally accepted in the United States of America.

                                                  Pannell Kerr Forster,
                                                  Chartered Accountants

Vancouver, Canada
March 12, 2003 (September 30, 2005 as to the effects of the restatements described in note 2)

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              AT DECEMBER 31, 2002
                                 (U.S. DOLLARS)

                                                                                      DECEMBER 31,
                                                                           --------------------------------
                                                                                2002
                                                                            AS RESTATED
                                                                              (NOTE 2)            2001
                                                                           ---------------   --------------
 ASSETS
 CURRENT
   Cash                                                                    $      556,789    $     190,457
   Short-term investment (Note 15)                                              5,062,495               --
   Accounts receivable                                                             55,222           46,374
   Income tax recoverable                                                         118,014               --
   Loan receivable (Note 5)                                                        10,082            9,516
   Note receivable (Note 6)                                                            --            9,225
   Inventory                                                                      203,830          181,698
   Prepaid expenses (Note 7)                                                       87,321           59,291
                                                                           ---------------   --------------
                                                                                6,093,753          496,561

 PROPERTY AND EQUIPMENT (Note 8)                                                  128,566           72,753
 INVESTMENT (Note 9)                                                               32,500               --
                                                                           ---------------   --------------
 TOTAL ASSETS                                                              $    6,254,819    $     569,314
                                                                           ---------------   --------------

 LIABILITIES
 CURRENT
   Accounts payable                                                        $       53,146    $      20,592
   Income tax payable                                                                  --           18,108
                                                                           ---------------   --------------
                                                                                   53,146           38,700

 STOCKHOLDERS' EQUITY
 CAPITAL STOCK (Note 14)
 Authorized
   50,000,000 Common shares with a par value of $0.001 each
    1,000,000 Preferred shares with a par value of $0.01 each
 Issued and outstanding
   11,570,916 and 9,272,816 common shares                                          11,570            9,272
 CAPITAL IN EXCESS OF PAR VALUE                                                 6,624,648          563,713
 SHARE SUBSCRIPTION RECEIVABLE                                                    (16,217)              --
 OTHER COMPREHENSIVE LOSS                                                         (21,354)         (23,842)
 DEFICIT                                                                         (396,974)         (18,529)
                                                                           ---------------   --------------

 TOTAL STOCKHOLDERS' EQUITY                                                     6,201,673          530,614
                                                                           ---------------   --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    6,254,819    $     569,314
                                                                           ---------------   --------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                 (U.S. DOLLARS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                        2002
                                                                     AS RESTATED
                                                                      (NOTE 2)            2001              2000
                                                                   ----------------  ---------------   ---------------
 SALES                                                             $    1,112,192    $    1,334,273    $    1,029,649
 COST OF SALES, (exclusive of depreciation shown
   separately below)                                                      581,422           662,807           509,933
                                                                   ----------------  ---------------   ---------------

 GROSS PROFIT                                                             530,770           671,466           519,716
                                                                   ----------------  ---------------   ---------------
 OPERATING EXPENSES
   Wages (Note 12)                                                        414,885           246,955            87,907
   Consulting (Note 12)                                                    32,608            66,963                --
   Office                                                                 122,703            48,398             9,028
   Stock promotion and transfer agent fee                                  96,954           241,573               568
   Rent                                                                    61,126            28,978            11,445
   Subcontracting                                                          53,837            16,630            33,312
   Professional fees                                                       53,548            23,338            36,701
   Travel and entertainment                                                50,213            23,125            10,454
   Administrative salaries and benefits                                    45,312            46,639            37,234
   Currency exchange                                                       19,180            (2,368)          (19,344)
   Shipping                                                                10,771            13,563            12,189
   Telephone                                                                9,326             5,616             3,613
   Research and development                                                 2,523                --                --
   Bad debt expense                                                           230            26,570            51,282
   Commission                                                                  --             1,130             1,982
   Depreciation                                                            24,683            18,910            13,489
                                                                   ----------------  ---------------   ---------------
                                                                          997,899           806,020           289,860
                                                                   ----------------  ---------------   ---------------
 INCOME (LOSS) BEFORE OTHER ITEMS
   AND INCOME TAX                                                        (467,129)         (134,554)          229,856
 OTHER ITEMS
   Gain on sale of property and equipment                                      --               863                --
   Interest income                                                         67,228                --                --
                                                                   ----------------  ---------------   ---------------
                                                                           67,228               863                --
                                                                   ----------------  ---------------   ---------------
 INCOME (LOSS) BEFORE INCOME TAX                                         (399,901)         (133,691)          229,856
 INCOME TAX (RECOVERY)                                                    (21,456)          100,264            90,885
                                                                   ----------------  ---------------   ---------------

 NET INCOME (LOSS)                                                 $     (378,445)   $     (233,955)   $      138,971
                                                                   ----------------  ---------------   ---------------

 NET INCOME (LOSS) PER SHARE                                       $        (0.04)   $        (0.03)   $         0.02
                                                                   ----------------  ---------------   ---------------
 DILUTED INCOME PER SHARE                                                      --                --    $         0.01
                                                                   ----------------  ---------------   ---------------
 WEIGHTED AVERAGE NUMBER OF SHARES                                     10,555,754         9,247,949         9,131,316
                                                                   ----------------  ---------------   ---------------
 DILUTIVE EFFECTS OF OPTIONS                                                   --                --           220,527
 WEIGHTED AVERAGE NUMBER OF
   SHARES WITH DILUTION                                                10,555,754         9,247,949         9,351,843
                                                                   ----------------  ---------------   ---------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2002, 2001 AND 2000
                           (UNAUDITED -- U.S. DOLLARS)

                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                        2002
                                                                     AS RESTATED
                                                                      (NOTE 2)            2001              2000
                                                                   ----------------  ---------------   ---------------
 SALES                                                             $        23,028   $       26,624    $       86,361
 COST OF SALES, (exclusive of depreciation shown
   separately below)                                                       (12,619)          19,858            67,974
                                                                   ----------------  ---------------   ---------------
 GROSS PROFIT                                                               35,647            6,766            18,387
                                                                   ----------------  ---------------   ---------------
 OPERATING EXPENSES
   Wages (note 12)                                                         165,952          140,790           (13,810)
   Consulting (note 12)                                                         --           66,963                --
   Office                                                                   57,601           32,960            (3,302)
   Stock promotion and transfer agent fee                                   55,798          239,771               568
   Rent                                                                     14,770           12,383             2,288
   Subcontracting                                                           30,170           (5,316)            5,369
   Professional fees                                                       (13,735)         (13,803)            1,816
   Travel and entertainment                                                 26,190            4,357              (285)
   Administrative salaries and benefits                                    (31,916)          (3,966)           37,234
   Currency exchange                                                        (1,025)          (2,368)          (19,344)
   Shipping                                                                  1,684            6,092             1,383
   Telecommunications                                                        2,252            1,548               147
   Research                                                                  2,523               --                --
   Bad debt expense                                                            580           26,570            51,282
   Commission                                                                   --               (8)              468
   Depreciation                                                              9,348            9,942             5,729
                                                                   ----------------  ---------------   ---------------
                                                                           320,192          515,915            69,543
                                                                   ----------------  ---------------   ---------------
 INCOME (LOSS) BEFORE OTHER ITEMS
   AND INCOME TAX                                                         (284,545)        (509,149)          (51,156)
 OTHER ITEMS
   Gain on sale of property and equipment                                       --               --                --
   Interest income                                                          52,007               --                --
                                                                   ----------------  ---------------   ---------------
                                                                            52,007               --                --
                                                                   ----------------  ---------------   ---------------
 INCOME (LOSS) BEFORE INCOME TAX                                          (232,538)        (509,149)          (51,156)
 INCOME TAX (RECOVERY)                                                     (21,456)         (42,082)           (4,659)
                                                                   ----------------  ---------------   ---------------

 NET INCOME (LOSS)                                                 $      (211,082)  $     (467,067)   $      (46,497)
                                                                   ----------------  ---------------   ---------------

 NET INCOME (LOSS) PER SHARE                                       $         (0.02)  $        (0.05)   $        (0.01)
                                                                   ----------------  ---------------   ---------------
 DILUTED INCOME PER SHARE                                                       --               --    $        (0.01)
                                                                   ----------------  ---------------   ---------------
 WEIGHTED AVERAGE NUMBER OF SHARES                                      10,555,381        9,236,516         9,186,373
                                                                   ----------------  ---------------   ---------------
 DILUTIVE EFFECTS OF OPTIONS                                                    --               --           220,527
 WEIGHTED AVERAGE NUMBER OF SHARES
   WITH DILUTION                                                        10,555,381        9,236,516         9,406,900
                                                                   ----------------  ---------------   ---------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (U.S. DOLLARS)

                                                            CAPITAL IN                   ACCUMULATED                      TOTAL
                                                            EXCESS OF                     EARNINGS                     STOCKHOLDERS'
                                                            PAR VALUE        SHARE      (DEFICIENCY)       OTHER          EQUITY
                                                           AS RESTATED   SUBSCRIPTION    AS RESTATED   COMPREHENSIVE   AS RESTATED
                                    SHARES     PAR VALUE     (NOTE 2)     RECEIVABLE      (NOTE 2)     INCOME (LOSS)     (NOTE 2)
                                  ----------- ----------- ------------- -------------- -------------- --------------- --------------

BALANCE, DECEMBER 31, 1999         9,131,316  $    9,131  $    163,653  $          --  $      76,455  $        6,677  $     255,916
------------------------------------------------------------------------------------------------------------------------------------
TRANSLATION ADJUSTMENT                    --          --            --             --             --          (8,516)        (8,516)
NET INCOME                                --          --            --             --        138,971              --        138,971
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000         9,131,316       9,131       163,653             --        215,426          (1,839)       386,371
------------------------------------------------------------------------------------------------------------------------------------
SHARES ISSUED
  For cash                             9,500           9         4,116             --             --              --          4,125
  For services                       132,000         132       139,868             --             --              --        140,000
  Stock option compensation               --          --       256,076             --             --              --        256,076
  Translation adjustment                  --          --            --             --             --         (22,003)       (22,003)
  Net loss                                --          --            --             --       (233,955)             --       (233,955)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                                                       (255,958)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001         9,272,816       9,272       563,713             --        (18,529)        (23,842)       530,614
------------------------------------------------------------------------------------------------------------------------------------
SHARES ISSUED
FOR CASH
  Private placement                1,828,600       1,829     5,998,271             --             --              --      6,000,100
  Exercise of stock options          439,500         439       150,686             --             --              --        151,125
For services                          30,000          30        44,370             --             --              --         44,400
Share issue costs                         --          --      (250,000)            --             --              --       (250,000)
Share subscription                        --          --            --        (33,000)            --              --        (33,000)
Payment of subscription receivable        --          --            --         16,783             --              --         16,783
Stock option compensation                 --                   117,608             --             --              --        117,608
Translation adjustment                    --          --            --             --             --           2,488          2,488
Net loss                                  --          --            --             --       (378,445)             --       (378,445)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                                                       (375,957)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002        11,570,916  $   11,570  $  6,624,648  $     (16,217) $    (396,974) $      (21,354) $   6,201,673
------------------------------------------------------------------------------------------------------------------------------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (U.S. DOLLARS)

                                                                           YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                   2002
                                                                AS RESTATED
                                                                 (NOTE 2)             2001             2000
                                                               --------------    --------------   --------------
 OPERATING ACTIVITIES
   Net income (loss)                                           $    (378,445)    $    (233,955)   $     138,971
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Stock option compensation                                     117,608           256,076               --
       Non-cash services                                              44,400           141,510               --
       Depreciation                                                   24,683            18,910           13,489
       Gain on sale of property and equipment                             --              (863)              --
   Changes in non-cash working capital
     Accounts receivable                                              (8,848)           98,009          (31,544)
     Inventory                                                       (22,132)          (88,185)          43,047
     Prepaid expenses                                                (28,030)          (53,140)          (5,631)
     Accounts payable                                                 32,554             8,170          (14,589)
     Accrued liabilities                                                  --                --           (6,929)
     Income tax recoverable                                         (136,122)          (72,490)          21,312
    Unrealized foreign exchange gain/loss                                627           (10,500)          (5,033)
                                                               --------------    --------------   --------------
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (353,705)           63,542          153,093
                                                               --------------    --------------   --------------

 INVESTING ACTIVITIES
   Short-term investment                                          (5,062,495)               --               --
   Acquisition of property and equipment                             (80,496)          (39,246)         (16,771)
   Note receivable                                                     9,225            (9,225)              --
   Loan receivable                                                      (566)           (9,516)              --
   Investment                                                        (32,500)               --               --
                                                               --------------    --------------   --------------
 CASH USED IN INVESTING ACTIVITIES                                (5,166,832)          (57,987)         (16,771)
                                                               --------------    --------------   --------------

 FINANCING ACTIVITIES
   Proceeds from issuance of common stock                          5,868,225             4,125               --
   Subscriptions received                                             16,783                --               --
                                                               --------------    --------------   --------------
 CASH PROVIDED BY FINANCING ACTIVITIES                             5,885,008             4,125               --
                                                               --------------    --------------   --------------

 Effect of exchange rate changes on cash                               1,861           (11,503)          (3,483)
                                                               --------------    --------------   --------------

 INFLOW (OUTFLOW) OF CASH                                            366,332            (1,823)         132,839
 Cash, beginning of year                                             190,457           192,280           59,441
                                                               --------------    --------------   --------------

 CASH, ENDING OF YEAR                                          $     556,789     $     190,457    $     192,280
                                                               --------------    --------------   --------------

 SUPPLEMENTARY DISCLOSURE OF CASH
   FLOW INFORMATION
     Income taxes paid                                         $     115,472     $      85,126    $      66,748
                                                               --------------    --------------   --------------
 SUPPLEMENTARY DISCLOSURE OF NON-CASH
   TRANSACTIONS
     Issue of common stock for service                         $      44,400     $     140,000    $          --
                                                               --------------    --------------   --------------
     Sale of trailer - exchange for rent                                  --             1,510               --
                                                               --------------    --------------   --------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (U.S. DOLLARS)

1.       OPERATIONS AND BASIS OF PRESENTATION.

         These consolidated financial statements include the accounts of Flexible Solutions International Inc. (the "Company") and its wholly-owned subsidiaries Flexible Solutions, Ltd. ("Flexible Ltd.") and WaterSavr Global Solutions Inc. All intercompany balances and transactions are eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

         On June 30, 1998, the Company completed the acquisition of 100% of the shares of Flexible Ltd. The acquisition was effected through the issuance of 7,000,000 shares of common stock by the Company with the former shareholders of the subsidiary receiving 100% of the total shares then issued and outstanding. The transaction has been accounted for as a reverse take-over.

         Flexible Ltd. is accounted for as the acquiring party and the surviving entity. Because Flexible Ltd. is the accounting survivor, the consolidated financial statements presented for all periods are those of Flexible Ltd. The shares issued by the Company pursuant to the 1998 acquisition have been accounted for as if those shares had been issued upon the organization of Flexible Ltd.

         On May 7, 2002, the Company established WaterSavr Global Solutions Inc. through the issuance of 100 shares of common stock to itself.

2.       RESTATEMENTS AS A RESULT OF CORRECTING STOCK COMPENSATION EXPENSE.

         In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, the Company determined that certain disclosures made in connection with stock-based compensation expense required adjustment. In September 2002, the Company entered into a distribution agreement with Ondeo Nalco Company ("Ondeo") whereby Ondeo agreed to serve as the exclusive distributor of the Company's WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of the Company's common stock. Half of the option for 1,000,000 shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

         In determining the stock-based compensation expense for the nine months ended September 30, 2002, the Company's expensed the entire fair value of the stock option believing that the option fully vested upon the signing of the agreement. In the Company's October 2005 review, however, the Company determined that: (i) first, as stated above, half of the option to purchase 1,000,000 shares of common stock did not vest and was not exercisable until the threshold sales target had been met, which would not be until five years after the signing of the distribution agreement; and (ii) second, the Company did not consider Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer.

         To correctly account for the stock options granted to Ondeo, the stock-based compensation expense, included in consulting expense, should have been measured at the date the performance obligation was complete and then recognized on a rational and systematic manner in relation to the sales achieved by Ondeo. Had the Company correctly accounted for these stock options, stock-based compensation expense for the year would have been nil as no sales had yet been achieved. Instead, the Company recorded stock-based compensation expense of $2,704,000 for the year.

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

         In the fourth quarter of the year ended December 31, 2003, it was determined that Ondeo was not going to attain the minimum sales targets stipulated in the exclusive distributorship agreement. Consequently the exclusive distributorship agreement and corresponding stock options were cancelled. The Company accounted for the cancellation of the stock options in accordance with Statement of Financial Accounting Standards ("FAS") No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock compensation expense previously recorded in 2002. Had the Company accounted for the cancellation of the stock options correctly, it would have reversed the stock-based compensation of expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         The following presents the effect on the Company's previously issued financial statements for the year ended December 31, 2002:

         Balance sheet as at December 31, 2002 -

         ---------------------------------------------------------------------------------------------------------
                                                        PREVIOUSLY             INCREASE
                                                         REPORTED             (DECREASE)            RESTATED
                                                    --------------------  --------------------  ------------------
         Capital in excess of par value             $         9,328,648   $        (2,704,000)  $       6,624,648
         Accumulated deficiency                              (3,100,974)            2,704,000            (396,974)
         ---------------------------------------------------------------------------------------------------------

         Statement of operations for the year ended December 31, 2002 -

         ---------------------------------------------------------------------------------------------------------
                                                        PREVIOUSLY             INCREASE
                                                         REPORTED             (DECREASE)            RESTATED
                                                    --------------------  --------------------  ------------------
         Expenses                                   $         3,701,899   $        (2,704,000)  $         997,899
         Income (loss) before other item
           and income tax                                    (3,171,129)            2,704,000            (467,129)
         Income (loss) before income tax                     (3,103,901)            2,704,000            (399,901)
         Net income (loss)                                   (3,082,445)            2,704,000            (378,445)
         Net income (loss) per share                              (0.29)                 0.25               (0.04)
         ---------------------------------------------------------------------------------------------------------

         Statement of cash flows for the year ended December 31, 2002 -

         ---------------------------------------------------------------------------------------------------------
                                                        PREVIOUSLY             INCREASE
                                                         REPORTED             (DECREASE)            RESTATED
                                                    --------------------  --------------------  ------------------
         Net income (loss)                          $        (3,082,445)  $         2,704,000   $        (378,445)
         Stock option compensation                            2,821,608            (2,704,000)            117,608
         ---------------------------------------------------------------------------------------------------------

3.       COMPARATIVE FIGURES.

         Certain of the comparative figures are reclassified to conform with the current year's presentation.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         (a)      Foreign currency.

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

         (b)      Use of Estimates.

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

         (c)      Cash.

         The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

         (d)      Inventory and Cost of Sales.

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

         (e)      Property and Equipment.

         Property and equipment are recorded at cost and depreciated using the following methods using the following annual rates:

  ---------------------------------- ---- ------------------------------------
  Manufacturing equipment                 20% Declining balance
  Computer hardware                       30% Declining balance
  Furniture and fixtures                  20% Declining balance
  Office equipment                        20% Declining balance
  Leasehold improvements                  Straight-line over lease term
  ---------------------------------- ---- ------------------------------------

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

         (g)      Financial Instruments.

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

         (h)      Income (Loss) Per Share Calculation.

         Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Common share equivalents consisting of stock options are not considered in the computation because their effect would be anti-dilutive.

         (i)      Stock Issued in Exchange for Services.

         The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions.

         (j)      Stock-based Compensation.

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

         (k)      Comprehensive Income.

         Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is primarily comprised of unrealized foreign exchange gains and losses.

         (l)      Recent Accounting Pronouncements.

                  (i) In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 142, Goodwill and Other Intangible Assets. Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has adopted FAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of FAS No. 142 for goodwill did not have any impact on the Company's financial reporting.

                  (ii) In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 addresses significant issues relating to the implementation of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established in FAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. FAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have any impact on the Company's financial statements.

                  (iii) In November 2001, the FASB issued EITF No. 01-14, Income Statement Characterization of Reimbursements Received for `Out of Pocket' Expenses Incurred. This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The Company does not expect this guidance to have a material effect on its financial statements.

5.       LOAN RECEIVABLE.

         ----------------------------------------------------------------------
                                                       2002           2001
                                                   -------------  -------------
         5% loan receivable due on demand          $     10,082   $      9,516
         ----------------------------------------------------------------------

6.       NOTE RECEIVABLE.

         The note receivable had no stated terms of repayment or interest and was received in full during the year 2002.

7.       PREPAID EXPENSES.


         ----------------------------------------------------------------------
                                                       2002           2001
                                                   -------------  -------------
         Deposits for materials purchase           $     13,578   $     41,436
         Security deposit and prepaids                   73,743         17,855
                                                   -------------  -------------
                                                   $     87,321   $     59,291
         ----------------------------------------------------------------------

8.       PROPERTY AND EQUIPMENT.

         ----------------------------------------------------------------------------------------------------
                                                                                 2002
                                                                              Accumulated
                                                              Cost           Depreciation           Net
                                                          --------------   ------------------   -------------
         Manufacturing equipment                          $     159,885    $          61,641    $     98,244
         Computer hardware                                        9,834                3,602           6,232
         Furniture and fixtures                                   5,542                2,031           3,511
         Office equipment                                        14,690                1,731          12,959
         Leasehold improvements                                  10,160                2,540           7,620
                                                          --------------   ------------------   -------------
                                                          $     200,111    $          71,545    $    128,566
         ----------------------------------------------------------------------------------------------------

         ----------------------------------------------------------------------------------------------------
                                                              Cost               2001               Net
                                                                              Accumulated
                                                                             Depreciation
                                                          --------------   ------------------   -------------
         Manufacturing equipment                          $     110,105    $          43,303    $     66,802
         Computer hardware                                        5,190                1,927           3,263
         Furniture and fixtures                                   3,786                1,372           2,414
         Office equipment                                           534                  260             274
                                                          --------------   ------------------   -------------
                                                          $     119,615    $          46,862    $     72,753
         ----------------------------------------------------------------------------------------------------

9.       INVESTMENT.

         ----------------------------------------------------------------------
                                                       2002           2001
                                                   -------------  -------------
         Ideal Business Solutions India
           P.Ltd - 2700 equity shares (10%)        $     32,500   $          --
         ----------------------------------------------------------------------

         The above investment is recorded at cost.

10.      COMPREHENSIVE (LOSS) INCOME.

         ----------------------------------------------------------------------------------------------------
                                                                    2002             2001            2000
                                                                AS RESTATED
                                                                  (NOTE 2)
                                                              ----------------   ------------   -------------
         Net income (loss)                                    $      (378,445)   $  (233,955)   $    138,971
         Other comprehensive income (loss)                              2,488        (22,003)         (8,516)
                                                              ----------------   ------------   -------------
         Comprehensive income (loss)                          $      (375,957)   $  (255,958)   $    130,455
         ----------------------------------------------------------------------------------------------------

11.      INCOME TAX.

         Total income tax expense differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 44.62% to income before income taxes. The income to which this is applied is as follows:

         ----------------------------------------------------------------------------------------------------
                                                                    2002
                                                                AS RESTATED
                                                                  (NOTE 2)           2001            2000
                                                              ----------------   ------------   -------------
         Income (loss) before income tax per entity:
            Flexible Solutions International, Inc.            $      (162,021)   $  (396,470)   $         --
            Flexible Solutions, Ltd.                                  (56,264)        62,779         229,856
            WaterSavr Global Solutions Inc.                          (181,616)            --              --
                                                              ----------------   ------------   -------------
         Consolidated income (loss) before income tax                (399,901)      (133,691)        229,856
         Permanent difference
           Stock option benefit                                       117,608        256,076              --
         Other
           Stock issued for services                                   44,400        140,000              --
           Miscellaneous                                                   --            394              --
                                                              ----------------   ------------   -------------
         Taxable income (loss) for tax purposes               $      (237,893)   $   262,779    $    229,856
         ----------------------------------------------------------------------------------------------------

         Application of the federal and provincial statutory rate results in the following:

         ----------------------------------------------------------------------------------------------------
                                                                    2002            2001            2000
                                                               ---------------   ------------   -------------
         Expected tax expense (recovery) at statutory rates from:
           Canadian operations                                 $      (21,456)   $   100,264    $     90,885
           U.S. operations                                            (84,691)        16,988          13,975
         Decrease resulting from
           manufacturing and
           processing deduction                                            --        (18,395)        (16,090)
         Other                                                             --          1,407           2,115
                                                               ---------------   ------------   -------------
         Income tax expense (recovery)                         $     (106,147)   $   100,264    $     90,885
         ----------------------------------------------------------------------------------------------------

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liability calculated at 35% tax rate consist of the following:

         ----------------------------------------------------------------------
                                                       2002           2001
                                                   -------------  -------------
         Non-capital loss carry-forwards           $     93,858   $     10,595
         Book over tax value of fixed assets             (1,449)        (1,086)
         Valuation allowance                            (92,409)        (9,509)
                                                   -------------  -------------
                                                   $         --   $         --
         ----------------------------------------------------------------------

         The Company's losses for U.S. income tax purposes are $268,165, which may be carried forward to apply against future income for U.S. income tax purposes, expiring between 2018 and 2022. The future benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

                      ------------------------------------------
                            Available to           Amount
                      -------------------------    -------------
                                2018               $    16,858
                                2019                    13,414
                                2022                   237,893
                                                   -------------
                                                   $   268,165
                      ------------------------------------------

12.      NET INCOME (LOSS) PER SHARE.

         --------------------------------------------------------------------------------------------------------
                                                                   Net
                                                              Income (Loss)
                                                               (Numerator)
                                                               As Restated           Shares          Per Share
                                                                (Note 2)         (Denominator)         Amount
                                                           -------------------  -----------------  --------------
         2002
         Basic net loss per share
         Net loss                                          $         (378,445)        10,555,754   $       (0.04)

         2001
         Basic net loss per share
         Net loss                                          $         (233,955)         9,247,949   $       (0.03)

         2000
         Basic net income per share
         Net income                                        $          138,971          9,131,316   $        0.02
         --------------------------------------------------------------------------------------------------------

         There were no preferred shares issued and outstanding for the years ended December 31, 2002, 2001 and 2000. The 2002 denominator excludes 3,671,800 shares that may be issued upon exercise of options as to do so would have been anti-dilutive for the 2002 per share loss.

13.      STOCK OPTIONS.

         The Company may issue stock options and stock bonuses for common stock of the Company to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of the incentive options (employees of the Company or its subsidiaries) is not less than the fair market value of the stock at the date of the grant and for non-employees the exercise price is no less than 80% of the fair market value (defined by the most recent closing sale price reported by the American Stock Exchange) on the date of the grant.

         The following table summarizes the Company's stock option activity for the year ended December 31, 2002 and 2001:

         --------------------------------------------------------------------------------------------------------
                                                                                  Exercise          Weighted
                                                              Number of           Price Per          Average
                                                                Shares              Share         Exercise Price
                                                           -----------------  -----------------  ----------------
         Balance, December 31, 2000                                 589,000    $ 0.25 - $0.70    $          0.31
                                                           -----------------  -----------------  ----------------
         Granted during year ended
           December 31, 2001                                      1,309,000    $ 0.25 - $3.50    $          1.47
         Exercised                                                   (9,500)   $ 0.25 - $1.00    $          0.32
                                                           -----------------  -----------------  ----------------
         Balance, December 31, 2001                               1,888,500   $ 0.25 - $ 3.50    $          1.63
                                                           -----------------  -----------------  ----------------
         Granted during year ended
           December 31, 2002                                      2,222,800   $ 1.50 - $ 5.50    $          4.78
         Exercised                                                 (439,500)  $ 0.25 - $ 1.50    $         (0.34)
                                                           -----------------  -----------------  ----------------
         Balance, December 31, 2002                               3,671,800   $ 0.25 - $ 5.50    $          3.79
         --------------------------------------------------------------------------------------------------------

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $85,000 (2001 - $173,750) was recognized as wages expense. Had compensation expense been determined as provided in FAS No. 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been as follows:

         ----------------------------------------------------------------------------------------------------
                                                                    2002
                                                                AS RESTATED
                                                                  (NOTE 2)           2001            2000
                                                              ----------------   ------------   -------------
         Net income (loss), as reported                       $      (378,445)   $  (233,955)   $    138,971
         Net income (loss), pro-forma                              (1,000,296)      (955,071)        138,971
         Net income (loss) per share,
         as reported                                          $         (0.04)   $     (0.03)   $       0.02
         Net income (loss) per share,
         pro-forma                                            $         (0.09)   $     (0.10)   $       0.02
         ----------------------------------------------------------------------------------------------------

         The fair value of each option grant is calculated using the following weighted average assumptions:

         ----------------------------------------------------------------------
                                                       2002           2001
                                                   -------------  -------------
         Expected life (years)                            5              3.5
         Interest rate                                 3.00%            4.00%
         Volatility                                   72.30%           58.27%
         Dividend yield                                0.00%            0.00%
         ----------------------------------------------------------------------

         During the year, the Company granted 2,097,000 (2001 - 51,000) stock options to consultants and applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional consulting expense of $32,608 (2001 - $66,963).

14.      CAPITAL STOCK.

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

         (b) The Company is the plaintiff in a lawsuit demanding the return of the share certificate for 100,000 shares of stock originally given to the defendant as payment in advance for services. The services for which the advance was given were never performed or given to the Company, and the Company therefore received no consideration or value for such advance. Return of the share certificate for 100,000 shares was demanded within ten (10) days, namely by August 22, 2001, however, to date, the shares remain unreturned.

         On date of issue, January 4, 2001, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share.

15.      SHORT-TERM INVESTMENT.

         Short-term investment consists of a certificate of deposit bearing interest at 4.11% and maturing September 11, 2005. The Company will incur a penalty if principal is withdrawn before maturity date. The amount of penalty equals one-half of the remaining days in the terms daily compounded interest on the total amount withdrawn. If the accrued interest is less than the calculated penalty at time of withdrawal, the difference between the penalty and the accrued interest will be deducted from the principal.

16.      SEGMENTED AND SIGNIFICANT CUSTOMER INFORMATION.

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

         The Company's sales in the United States of America and abroad amounted to 4%, 5% and 3% for the years ended December 31, 2002, 2001 and 2000, respectively. The remainder were earned in Canada. All the Company's long-lived assets are located in Canada.

         The Company had one major customer, Sun Solar Energy Technologies, which comprised 95%, 94% and 96% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. The Company is exposed to concentrated credit risk with respect to its trade receivables from this customer. It seeks to keep this risk to a minimum by granting only 45 days credit terms to this customer.

17.      RELATED PARTY TRANSACTION.

         A director provides use of space of his residence to conduct administrative duties without reimbursement from the Company.

18.      COMMITMENTS.

         The Company is committed to minimum rental payments for property and premises aggregating approximately $113,800 over the terms of leases expiring September 29, 2003 and November 1, 2005.

         Commitments in each of the next three years are approximately as follows:


                   ------------------------------------------
                             2003               $    78,600
                             2004                    19,200
                             2005                    16,000
                   ------------------------------------------

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

         None.

Item 8A.          Controls and Procedures.

         Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

         As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

         The prior accounting treatment of our stock-based compensation expense was done in consultation and in accordance with the advice of our independent accountants. Accordingly, management does not believe that this restatement of our Annual Report indicates or results from a material weakness with respect to our disclosure controls and procedures or our internal controls over financial reporting.

         Changes in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.          Other Information.

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth our directors and officers and their respective ages and positions:

------------------------- --------- --------------------------------------------
Name                         Age    Position
----                         ---    --------
Daniel B. O'Brien            46     President, Chief Executive Officer, Director
John H. Bientjes             49     Director
Dr. Robert N. O'Brien        81     Director
Dale Friend                  47     Director
------------------------- --------- --------------------------------------------

         Daniel B. O'Brien has served as the President and Chief Executive Officer, as well as a director, of our company since June 1998. He has been involved in the swimming pool industry since 1990, when he founded our subsidiary, Flexible Ltd., which was purchased by us in 1998. From 1990 to 1998, Mr. O'Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

         John H. Bientjes has been a member of our board of directors since February 2000. Since 1984, Mr. Bientjes has served as the manager of the Commercial Aquatic Supplies Division of D.B. Perks & Associates, Ltd., located in Vancouver, British Columbia, a company that markets supplies and equipment to commercial swimming pools which are primarily owned by municipalities. Mr. Bientjes was graduated in 1976 from Simon Fraser University in Vancouver, British Columbia with a Bachelor of Arts Degree in Economics and Commerce.

         Dr. Robert N. O'Brien has been a member of our board of directors since June 1998. Dr. O'Brien was a Professor of Chemistry at the University of Victoria from 1968 until 1986 at which time he was given the designation of Professor Emeritus. He held various academic positions since 1957 at the University of Alberta, the University of California at Berkley, and the University of Victoria. While teaching, Dr. O'Brien acted as a consultant and served on the British Columbia Research Council from 1968 to 1990. In 1987, Dr. O'Brien founded the Vancouver Island Advanced Technology and Research Association. Dr. O'Brien received his Bachelor of Applied Science in Chemical Engineering from the University of British Columbia in 1951; his Masters of Applied Science in Metallurgical Engineering from the University of British Columbia in 1952; his Ph.D. in Metallurgy from the University of Manchester in 1955; and was a Post Doctoral Fellow in Pure Chemistry at the University of Ottawa from 1955 through 1957. Dr. Robert N. O'Brien and Daniel B. O'Brien are father and son.

         Dale Friend was elected a director in December 2002. She has served as a Senior Trust Analyst for Alderwoods Group, a company engaged in funeral and mortuary services, since August 2002. She also served as an Advanced Accountant for such firm from 1999 to August 2002. From 1979 to 1998, Ms. Friend was with Telus in various accounting, auditing and financial planning positions.

         Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. We reimburse directors for any expenses incurred in attending board of directors meetings. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

BOARD COMMITTEES

         Our board of directors has established an Audit Committee and a Compensation Committee.

         Audit Committee

         Our Audit Committee, consisting of John Bientjes and Dale Friend, both of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications among our board of directors, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee held four meetings in the year ended December 31, 2002 and all members participated. Our board of directors has determined that Mr. Bientjes meets the SEC's definition of audit committee financial expert. Both of the members of the Audit Committee are "independent," as such term is used in
Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

         Compensation Committee

         Our Compensation Committee, consisting of Dr. Robert O'Brien and John Bientjes, establishes salary, incentive and other forms of compensation for our Chief Executive Officer, and administers our stock option programs. Our Compensation Committee meets periodically with management and our independent auditors. The Compensation Committee did not hold any meetings in the year ended December 31, 2002.

CODE OF ETHICS

         Between the year ended December 31, 2003 and July 2005, we had not adopted a written Code of Ethics applicable to our senior management and senior financial staff. However, effective as of August 2005, our board of directors has adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as to the other senior management and senior financial staff of our company. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our board of directors has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the SEC. Interested persons can obtain a copy of our Code of Ethics, without charge and upon request, by writing to: Investor Relations, c/o Flexible Solutions International, Inc. 615 Discovery Street, Victoria, British Columbia, V8T 5G4, CANADA. Interested persons may also obtain a copy of our Code of Ethics by printing it from the "Investor Info--Insider Trading Reports" page of our website, at http://www.flexiblesolutions.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2002.

Item 10.          Executive Compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about the compensation paid or accrued to the person who was our Chief Executive Officer (the "named executive officer") during the fiscal year ended December 31, 2002.

----------------------------------------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                        LONG-TERM COMPENSATION AWARDS
                            ------------------------------------------------------------------------------------------------
                                                                              AWARDS                      PAYOUTS
                                                                     -------------------------- ----------------------------
                     YEAR      SALARY       BONUS         OTHER      RESTRICTED    SECURITIES
                                                          ANNUAL        STOCK      UNDERLYING    ALL LTIP        OTHER
                                                       COMPENSATION    AWARDS     OPTION/ SARS    PAYOUTS    COMPENSATION
                    --------------------------------- --------------------------- ------------- ----------------------------
                                ($)          ($)           ($)           ($)          (#)           ($)           ($)
Daniel O'Brien       2002     $40,000        --             --           --          50,000         --            --
President, Chief
Executive Officer    2001     $18,500        --             --           --         100,000         --            --
                     2000     $18,500        --             --           --         100,000         --            --
----------------------------------------------------------------------------------------------------------------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The following table provides certain information about the stock options granted to the named executive officer for the year ended December 31, 2002.

---------------------- -- ------------------------ -- ----------------------------- -- --------------- -- ----------------------
                           NUMBER OF SECURITIES        PERCENT OF TOTAL OPTIONS /       EXERCISE OR
                            UNDERLYING OPTIONS              SARS GRANTED TO              BASE PRICE
        NAME                    GRANTED (#)             EMPLOYEES IN FISCAL YEAR         ($/SHARE)           EXPIRATION DATE
---------------------- -- ------------------------ -- ----------------------------- -- --------------- -- ----------------------
Daniel B. O'Brien              50,000 shares                     40.4%                     $4.25            December 31, 2007
---------------------- -- ------------------------ -- ----------------------------- -- --------------- -- ----------------------


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information about stock options exercised in fiscal 2002 and the value of unexercised stock options held as of December 31, 2002 by the named executive officer.

------------------------------------------------------------------------------------------------------------------------
                                                                                           VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED OPTIONS               IN-THE MONEY
                                                           AT FY-END (#)                   OPTIONS AT FY-END ($)
                                                  --------------------------------  ------------------------------------
       NAME             SHARES         VALUE
                     ACQUIRED ON     REALIZED
                     EXERCISE (#)       ($)        EXERCISABLE    UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------------
Daniel B. O'Brien      100,000        330,000        100,000          50,000            $205,000              0
------------------------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS

         We have agreed to issue to our non-employee directors options to purchase 5,000 shares of our common stock annually for serving as a director. However, Dr. Robert N. O'Brien will not receive director options in any year in which he receives options for other services. We currently pay Dr. O'Brien additional options for assisting in research and development and patent prosecution. The amount of such options are determined annually by the board of directors with Dr. O'Brien abstaining from the vote on such matter. In the year ended December 31, 2002, Dr. O'Brien received the following options for such services and he did not receive director options:

OPTION PRICE                   NO. OF OPTIONS                  EXPIRATION DATE
------------                   --------------                  ---------------
    $4.25                          25,000                     December 31, 2007

         Our outside directors received the following options in the year ended December 31, 2002:

      NAME           OPTION PRICE          NO. OF OPTIONS       EXPIRATION DATE
      ----           ------------          --------------       ---------------
John H. Bientjes         $4.25                  5,000          December 31, 2007
Dale Friend              $4.25                  5,000          December 31, 2007

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

         We have not entered into any employment agreements or change in control agreements with the named executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 17, 2003 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each member of our board of directors, (iii) the named executive officer, and (iv) by all of our executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

        ---------------------------------------------- --------------------------------------------------------------
                                                                       SHARES BENEFICIALLY OWNED (1)
                                                       --------------------------------------------------------------
                                                               COMMON STOCK                       PERCENTAGE
                                                       ------------------------------      --------------------------
        Daniel O'Brien (2)(3)                                    4,606,000                           39.3%
        John H. Bientjes (2)(3)                                     40,000                              *
        Dr. Robert O'Brien (2)(3)                                1,800,000                           15.4%
        Dale Friend (2)(3)                                              --                             --
        Sprott Asset Management, Inc. (4)                        1,672,800                           14.4%
        PF Water (5)                                               678,600                            5.8%
        Beat Aschmann (6)                                          700,000                            6.0%
        All directors and officers
          as a group (4 persons)                                 6,446,000                           54.7%
        ---------------------------------------------- ------------------------------ ---- --------------------------

---------------------------------
*  Less than 2%

(1) Applicable percentage of ownership at March 17, 2003, is based upon 11,621,919 shares of our common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 3, 2003, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2) Address for this shareholder as of December 31, 2002 was 2614 Queenswood Drive, Victoria, British Columbia, V8N 1X5, CANADA.

(3) Includes shares which may be acquired on the exercise of stock options as follows:

         -------------------------------- --------------------- ------------------------- ---------------------------
         Name                                No. of Options          Exercise Price            Expiration Date
         ----                                --------------          --------------            ---------------
         Daniel O'Brien                         100,000                  $1.40                December 21, 2006
         John H. Bientjes                         5,000                  $1.40                December 21, 2006
         Dr. Robert O'Brien                      50,000                  $1.40                December 21, 2006
         -------------------------------- --------------------- ------------------------- ---------------------------

         The total does not include the following shares which may be acquired on the exercise of stock options which are not exercisable until December 31, 2003:

         -------------------------------- --------------------- ------------------------- ---------------------------
         Name                                No. of Options          Exercise Price            Expiration Date
         ----                                --------------          --------------            ---------------
         Daniel O'Brien                          50,000                  $4.25                December 31, 2007
         John Bientjes                            5,000                  $4.25                December 31, 2007
         Dr. Robert O'Brien                      25,000                  $4.25                December 31, 2007
         Dale Friend                              5,000                  $4.25                December 31, 2007
         -------------------------------- --------------------- ------------------------- ---------------------------

(4) Address for this shareholder is Suite 3450, South Tower, Royal Bank Plaza, Toronto, Ontario, M5J 2J2, CANADA.

(5) Formerly known as Pictet Global Sector Fund. Address for this shareholder is Boulevard Georges Favon, Geneva, SWITZERLAND CH-1204.

(6) Address of this shareholder is Laerchenhofweg #3, Bonstetten, SWITZERLAND, CH-8906.

Item 12.          Certain Relationships and Related Transactions.

         Our director, Dr. Robert N. O'Brien, developed our substantially all of products and has assigned his patent rights to such products to us. We have no agreement with Dr. O'Brien requiring him to conduct any research and development activities for us, but we anticipate that any future inventions which may be of interest to us will continue to be assigned to us by Dr. O'Brien, although he has no legal obligation to do so. Dr. O'Brien does not receive any salary or royalties from us for any research and development activities, although our board of directors does consider such activities undertaken by Dr. O'Brien when it grants stock options to Dr. O'Brien. Dr. O'Brien is a member of our board of directors, but abstains from all proceedings of the board concerning his stock option grants. See Item 10 above for further information. Dr. O'Brien is the father of our Chief Executive Officer, Daniel B. O'Brien.

Item 13.          Exhibits.

Number           Description
------           -----------

3.1              Articles of Incorporation of the Registrant. (1)
3.2              Bylaws of the Registrant. (1)
4.1              Option Granting Plan for the Term December 31, 2001 to December
                 31, 2002. (2)
10.1 Distribution Agreement dated June 1, 1998 between Flexible Solutions, Ltd. and Heliocol Canada Ltd. (now known as Sun Solar Energy Technologies). (1)
10.2 Global Supply and License Agreement between Registrant and Ondeo Nalco Company. (3)
10.3 Exclusive Distribution Agreement effective September 1, 2002 with Ondeo Nalco Company. (3)
21.1             Subsidiaries. (4)
23.1             Consent of Independent Accountants.*
31.1 Certification of Principal Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Principal Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*

-------------------
*              Filed herewith.
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2002 filed with the Commission on March 24, 2003, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on March 5, 2003, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.


Item 14.          Principal Accountant Fees and Services.

         Pannell Kerr Forster, Certified Public Accountants ("PKF"), are our independent auditors which have examined our financial statements for the fiscal year ended December 31, 2002.

AUDIT FEES AND TAX FEES

         PKF was paid aggregate audit and tax fees of $14,966 for the fiscal year ended December 31, 2002, and $12,690 for the fiscal year ended December 31, 2001, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years, as well as for professional services rendered for tax compliance, tax advice and tax planning, including calculation and filing of income tax returns for the fiscal years ended December 31, 2002 and December 31, 2001.

AUDIT-RELATED FEES

         PKF was not paid any additional fees for either of the fiscal years ended December 31, 2002 or December 31, 2001 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

OTHER FEES

         PKF was paid no other fees for professional services during the fiscal years ended December 31, 2002 or December 31, 2001.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

         Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Effective as of December 2002, our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. The Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, the Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for, and time period for such pre-approved services. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee's responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

         During the year ended December 31, 2002, the Audit Committee approved 100% of the total fees that were paid to PKF. The Audit Committee has determined that the rendering of all other non-audit services by PKF is compatible with maintaining PKF's independence. During the year ended December 31, 2002, none of the total hours expended on our financial audit by PKF were provided by persons other than PKF's full-time permanent employees.

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

Dated:  December 5, 2005.

                                    FLEXIBLE SOLUTIONS INTERNATIONAL, INC.


                                    By:/s/ DANIEL B. O'BRIEN
                                       -----------------------------------------

                                    Name:  Daniel B. O'Brien
                                    Title: President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                        Title                                  Date

/s/ DANIEL B. O'BRIEN           President and Chief Executive                   December 5, 2005
---------------------------     Officer (principal executive officer),
Daniel B. O'Brien               Interim Chief Financial Officer
                                (principal accounting officer), Director

                                Director
---------------------------
John H. Bientjes

/s/ ROBERT N. O'BRIEN           Director                                        December 5, 2005
---------------------------
Robert N. O'Brien

/s/ DALE FRIEND                 Director                                        December 5, 2005
---------------------------
Dale Friend

/s/ ERIC G. HODGES              Director                                        December 5, 2005
---------------------------
Eric G. Hodges