Form 10QSB/A
period 2003-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

                        Commission File Number 000-29649

                           --------------------------


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

                           --------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 11,671,916 shares of Common Stock, par value $0.001 per share, outstanding as of March 31, 2003.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                  FORM 10-QSB/A

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheet at March 31, 2003.          1

         (b)  Unaudited Consolidated Statements of Operations for the
              Three Months Ended March 31, 2003 and 2002.                      2

         (c)  Unaudited Consolidated Statements of Stockholders'
              Equity for the Period Ended March 31, 2003.                      3

         (d)  Unaudited Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2003 and 2002.                      4

         (e)  Notes to Unaudited Consolidated Financial Statements for
              the Period Ended March 31, 2003.                                 5

Item 2.  Management's Discussion and Analysis or Plan of Operation.            9

Item 3.  Controls and Procedures.                                             12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         13

Item 3.  Defaults Upon Senior Securities.                                     13

Item 4.  Submission of Matters to a Vote of Security Holders.                 13

Item 5.  Other Information.                                                   13

Item 6.  Exhibits.                                                            13

SIGNATURES                                                                    14

                                EXPLANATORY NOTE

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, which was previously filed with the Securities and Exchange Commission on May 14, 2003.

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

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on May 14, 2003 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AT MARCH 31, 2003
                                 (U.S. DOLLARS)

                                                                         MARCH 31, 2003
                                                                          AS RESTATED             DECEMBER 31, 2002
                                                                            (NOTE 3)                 AS RESTATED
                                                                          (UNAUDITED)                 (NOTE 3)
                                                                    ---------------------------------------------------
ASSETS
CURRENT
     Cash                                                           $                405,492   $               556,789
     Short-term investment                                                         5,112,762                 5,062,495
     Accounts receivable                                                             706,593                    55,222
     Income tax recoverable                                                           86,775                   118,014
     Loan receivable                                                                  10,964                    10,082
     Inventory                                                                       104,016                   203,830
     Prepaid expenses                                                                 76,454                    87,321
                                                                    -------------------------  ------------------------
                                                                                   6,503,056                 6,093,753

PROPERTY AND EQUIPMENT                                                               132,981                   128,566
INVESTMENT                                                                            32,500                    32,500
                                                                    -------------------------  ------------------------
                                                                    $              6,668,537   $             6,254,819
                                                                    -------------------------  ------------------------

LIABILITIES
CURRENT
     Accounts payable                                               $                158,216   $                53,146
                                                                    -------------------------  ------------------------

STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
     50,000,000 common shares with a par value of $0.001 each
      1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding
     11,691,916 and 11,570,916                                                        11,671                    11,570

CAPITAL IN EXCESS OF PAR VALUE                                                     6,761,311                 6,624,648
SHARE SUBSCRIPTION RECEIVABLE                                                        (16,217)                  (16,217)
OTHER COMPREHENSIVE INCOME (LOSS)                                                     23,829                   (21,354)
ACCUMULATED DEFICIENCY                                                              (270,273)                 (396,947)
                                                                    -------------------------  ------------------------

TOTAL STOCKHOLDERS' EQUITY                                                         6,510,321                 6,201,673
                                                                    -------------------------  ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $              6,668,537   $             6,254,819
                                                                    -------------------------  ------------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           (U.S. DOLLARS -- UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------------------
                                                                          2003                   2002
                                                                       AS RESTATED
                                                                        (NOTE 3)
                                                                    ------------------    --------------------
SALES                                                               $       1,281,266     $           376,620
COST OF SALES
      (Exclusive of depreciation shown separately below)                      687,067                 187,410
                                                                    ------------------    --------------------

GROSS PROFIT                                                                  594,199                 189,210
                                                                    ------------------    --------------------

OPERATING EXPENSES
      Wages                                                                   138,670                  31,755
      Professional fees                                                        23,063                  26,952
      Office                                                                   46,022                  29,149
      Consulting (note 2)                                                      95,764                      --
      Travel                                                                   34,184                   7,611
      Administration salaries
          and benefits                                                         17,642                  25,014
      Research and development                                                 17,531                      --
      Currency exchange                                                        16,167                      --
      Rent                                                                     14,398                  15,772
      Subcontracting                                                           10,248                   6,035
      Telecommunications                                                        8,762                   2,257
      Shipping                                                                  3,692                   3,164
      Stock promotion and
          transfer agent fee                                                   33,120                   3,820
      Bad debt expense (recovery)                                                  --                    (410)
      Depreciation                                                              7,811                   4,188
                                                                    ------------------    --------------------
                                                                              467,074                 155,307
                                                                    ------------------    --------------------

INCOME BEFORE OTHER ITEM AND INCOME TAX                                       127,125                  33,903
INTEREST INCOME                                                                50,268                      --
                                                                    ------------------    --------------------

INCOME BEFORE INCOME TAX                                                      177,393                  33,903
INCOME TAX                                                                     50,692                  12,882
                                                                    ------------------    --------------------

NET INCOME                                                          $         126,701     $            21,021
                                                                    ------------------    --------------------

NET INCOME PER SHARE                                                $            0.01     $              0.00
                                                                    ------------------    --------------------

DILUTED INCOME PER SHARE                                            $            0.01     $              0.00
                                                                    ------------------    --------------------

WEIGHTED AVERAGE NUMBER OF SHARES                                          11,610,138               9,378,338
DILUTIVE EFFECTS OF OPTIONS                                                 2,716,200                 791,500
                                                                    ------------------    --------------------

WEIGHTED AVERAGE NUMBER OF SHARES WITH DILUTION                            14,326,338              10,169,838
                                                                    ------------------    --------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                          Capital in                    Accumulated                       Total
                                                         Excess of Par                    Earnings                    Stockholders'
                                                             value          Share       (Deficiency)      Other          Equity
                                                          As Restated    Subscription   As Restated    Compensation    As Restated
                                 Shares     Par Value      (Note 3)       Receivable      (Note 3)     Income (Loss)     (Note 3)
                              -----------   ----------   -------------   ------------   ------------   -------------   -----------

BALANCE, DECEMBER 31, 1999      9,131,316   $    9,131   $     163,653   $         --   $     76,455   $       6,677   $   255,916
  Translation
  adjustment                           --           --              --             --             --          (8,516)       (8,516)
  Net
  income                               --           --              --             --        138,971              --       138,971
                              -----------   ----------   -------------   ------------   ------------   -------------   -----------
BALANCE, DECEMBER 31, 2000      9,131,316   $    9,131   $     163,653   $         --   $    215,426   $      (1,839)  $   386,371
                              ===========   ==========   =============   ============   ============   =============   ===========
SHARES ISSUED FOR
  Cash (October and December        9,500            9           4,116             --             --              --         4,125
  Services (January, July
      and November                132,000          132         139,868             --             --              --       140,000
  Stock option compensation            --           --         256,076             --             --              --       256,076
  Translation adjustment               --           --              --             --             --         (22,003)      (22,003)
  Net loss                             --           --              --             --       (233,955)             --      (233,955)
                              -----------   ----------   -------------   ------------   ------------   -------------   -----------
BALANCE, DECEMBER 31, 2001      9,272,816   $    9,272   $     563,713   $         --   $    (18,529)  $     (23,842)  $   530,614
                              ===========   ==========   =============   ============   ============   =============   ===========
UNAUDITED INFORMATION
   Issued for cash
    Private placement           1,828,600        1,829       5,998,271             --             --              --     6,000,100
    Exercise of stock options     439,500          439         150,686             --             --              --       151,125
  Services                         30,000           30          44,370             --             --              --        44,400
  Share issue costs                    --           --        (250,000)            --             --              --      (250,000)
  Share subscription                   --           --              --        (33,000)            --              --       (33,000)
  Payment of subscription
     Receivable                        --           --              --         16,783             --              --        16,783
  Stock option compensation            --           --         117,608             --             --              --       117,608
  Translation adjustment               --           --              --             --             --           2,488         2,488
  Net loss, period ended
     September 30, 2002                --           --              --             --       (378,445)             --      (378,445)
                              -----------   ----------   -------------   ------------   ------------   -------------   -----------
BALANCE, SEPTEMBER 30, 2002    11,570,916   $   11,570   $   6,624,648   $    (16,217)  $   (396,974)  $     (21,354)  $ 6,201,673
                              ===========   ==========   =============   ============   ============   =============   ===========

SHARES ISSUED FOR CASH
  Exercise of stock options       101,000          101          38,399             --             --              --        38,500
  Stock option compensation            --           --          98,264             --             --              --        98,264
  Translation adjustment               --           --              --             --             --          45,183        45,183
  Net income                           --           --              --             --        126,701              --       126,701
                              -----------   ----------   -------------   ------------   ------------   -------------   -----------
BALANCE, MARCH 31, 2003        11,671,916   $   11,671   $   6,761,311   $    (16,217)  $   (270,273)  $      23,829   $ 6,510,321
                              ===========   ==========   =============   ============   ============   =============   ===========

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           (U.S. DOLLARS -- UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------------------
                                                                          2003
                                                                       AS RESTATED
                                                                        (NOTE 3)                2002
                                                                    ------------------    ------------------
OPERATING ACTIVITIES
    Net income                                                      $         126,701     $          21,021
    Adjustment to reconcile net income to net cash, provided by operating activities
      Stock option compensation                                                98,264                    --
      Depreciation                                                              7,811                 4,168
    Accrued interest income                                                   (50,267)                   --
    Changes in non-cash working capital
      Accounts receivable                                                    (651,371)             (369,187)
      Inventory                                                                99,814                48,076
      Prepaid expenses                                                         10,867                27,916
      Accounts payable                                                        105,070               140,299
      Income tax receivable                                                    31,239                25,543
      Unrealized foreign exchange gain (loss)                                  37,277                    --
                                                                    ------------------    ------------------

CASH USED IN OPERATING ACTIVITIES                                            (184,595)             (102,144)
                                                                    ------------------    ------------------

INVESTING ACTIVITIES
    Acquisition of property and equipment                                     (12,226)              (12,355)
    Note receivable                                                                --                 9,403
    Loan receivable                                                              (882)                   --
                                                                    ------------------    ------------------

CASH USED IN INVESTING ACTIVITIES                                             (13,108)               (2,952)

FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                     38,500                61,500
                                                                    ------------------    ------------------

Effect of exchange rate changes on cash                                         7,906                (9,986)
                                                                    ------------------    ------------------

OUTFLOW OF CASH                                                              (151,297)              (53,582)
Cash, beginning of period                                                     556,789               190,457
                                                                    ------------------    ------------------

CASH, ENDING                                                        $         405,492     $         136,875
                                                                    ------------------    ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2003
                                 (U.S. DOLLARS)

1.       BASIS OF PRESENTATION.

         These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2002 Form 10-KSB.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2003, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY.

         (a) During the period, the Company granted 50,000 stock options to consultants and has recognized consulting expense applying Statement of Financial Accounting Standard ("FAS") No. 123 using the Black-Scholes option-pricing model, which resulted in consulting expense of $20,625 for the three months ended March 31, 2003. Additional consulting expense of $21,059 has also been recognized on the 75,000 stock options granted on December 31, 2002, which have a vesting period of one year.

         (b) The following table summarizes the Company's stock option activity for the period:

   ---------------------------------------------------------------------------------------------------
                                                                 2003                Weighted
                                          Number of       Exercise Price Per         Average
                                           Shares                Share            Exercise Price
   ---------------------------------------------------------------------------------------------------
   Balance, December 31, 2002               3,671,800       $0.25 to $5.50      $           3.79
      Granted during the period                50,000            $3.25                      3.25
      Exercised                              (101,000)      $0.25 to $1.50                 (0.38)
   ----------------------------------  ---------------  ---------------------  -----------------------
   Balance, March 31, 2003                  3,620,800       $0.25 to $5.50      $           3.79
   ---------------------------------------------------------------------------------------------------

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $2,500 was recognized as wages expense for the three months ended March 31, 2003. Had compensation expense been determined as provided in FAS No. 123 using the Black-Scholes option-pricing model, the pro-forma effect on the Company's net income and per share amounts for the three months ended March 31, 2003 would have been as follows:

          ------------------------------------- --------------------------------
          Net income, as reported                              $        126,701
          Net income, pro-forma                                $         33,958
          Net income per share, as reported                    $           0.01
          Net income per share, pro-forma                      $           0.01
          ------------------------------------- --------------------------------

         The fair value of each option grant is calculated using the following weighted average assumption:

          ------------------------------------- --------------------------------
          Expected life (years)                                         5 years
          Interest rate                                                      3%
          Volatility                                                     36.55%
          Dividend yield                                                      0
          ------------------------------------- --------------------------------

         (c) Share subscription receivable represents amount due for stock purchased on exercise of options on June 30, 2002.

3.       RESTATEMENTS AS A RESULT OF CORRECTING STOCK COMPENSATION EXPENSE.

         In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, the Company determined that certain disclosures made in connection with its stock-based compensation expense required adjustment. In September 2002, the Company entered into a distribution agreement with Ondeo whereby Ondeo agreed to serve as the exclusive distributor of the Company's WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of the Company's common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

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

         The following presents the effect on the Company's previously issued financial statements for the three months ended March 31, 2003 and the year ended December 31, 2002:

         Balance sheet as at March 31, 2003 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------
        Capital in excess of par value          $        9,411,231      $        (2,649,920)    $         6,761,311
        ----------------------------------------------------------------------------------------------------------------
        Accumulated deficiency                           (2,920,193)              2,649,920                (270,273)
        ----------------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended March 31, 2003 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Expenses                                $           412,994     $            54,080     $           467,074
        Income (loss) before other item and
           income tax                                       181,205                 (54,080)                127,125
        Income (loss) before income tax                     231,473                 (54,080)                177,393
        Net income (loss)                                   180,781                 (54,080)                126,701
        ----------------------------------------------------------------------------------------------------------------
        Net income (loss) per share                            0.02                   (0.01)                   0.01
        ----------------------------------------------------------------------------------------------------------------

         Statement of cash flows for the three months ended March 31, 2003 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Net income (loss)                       $           180,781     $           (54,080)    $           126,701
        ----------------------------------------------------------------------------------------------------------------
        Stock option compensation                            44,184                  54,080                  98,264
        ----------------------------------------------------------------------------------------------------------------

         Balance sheet as at December 31, 2002 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Capital in excess of par value          $        9,328,648      $        (2,704,000)    $         6,624,648
        ----------------------------------------------------------------------------------------------------------------
        Accumulated deficiency                          (3,100,974)               2,704,000                (396,974)
        ----------------------------------------------------------------------------------------------------------------

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

         During the first quarter of fiscal 2003, gross sales increased $904,646, as compared to the first quarter of fiscal 2002. The increase was a result of increased production and sales in our swimming pool division as well as the first significant revenue generated by our WATER$AVR(R) product division. During the first quarter of fiscal 2003, we experienced an increase in net income of $105,680, as compared to the first quarter of fiscal 2002. The increase in net income was the result of the increase in revenue referred to above.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three month period ended March 31, 2003, as compared to the results of operations for the three month period ended March 31, 2002.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         For the quarter ended March 31, 2003, sales increased approximately 240% to $1,281,266, as compared to $376,620 for the same quarter of the previous year. We experienced a higher volume of sales during the quarter ended March 31, 2003 because our "Tropical Fish" product continued to gain market share, we increased sales of our HEAT$AVR(R) product to the commercial pool sector, and our new WATER$AVR(R) product had its first significant quarter of revenue. Our management expects that these trends will continue in the future.

         Our general and administrative expenses were $467,074 for the quarter ended March 31, 2003, an increase from $155,307 for the quarter ended March 31, 2002. This increase was the result of the continued growth in both our WATER$AVR(R) product division and our HEAT$AVR(R) product division. Notable increases included: (a) an increase in wages to $138,670 for the quarter ended March 31, 2003, as compared to $31,755 for the quarter ended March 31, 2002, resulting directly from new employees in our WATER$AVR(R) product division and an increase of employees at our Alberta, Canada factory that allowed for increased production of our products; (b) an increase in office costs for the quarter ended March 31, 2003 to $46,022, as compared to $29,149 for the quarter ended March 31, 2002, a result of the acquisition of new office space for our WATER$AVR(R) product division; (c) an increase in travel-related expenses for the quarter ended March 31, 2003 to $34,184, as compared to $7,611 for the quarter ended March 31, 2002, a result of increased worldwide sales efforts in the WATER$AVR(R) products division; (d) an increase in research and development expenses to $17,531 for the quarter ended March 31, 2003, as compared to nil for the quarter ended March 31, 2002, a result of breaking out the category; (e) an increase in currency exchange for the quarter ended March 31, 2003 to $16,167, as compared to nil for the quarter ended March 31, 2002, for the same reasons;
(f) an increase in telecommunications charges for the quarter ended March 31, 2003 to $8,762, as compared to $2,257 for the quarter ended March 31,

2002, as a result of the general increase in corporate activity and consulting, and (g) an increase in consulting expenses of $95,764 for the quarter ended March 31, 2003, as compared to nil for the quarter ended March 31, 2002, as a result of expensing options granted to consultants (this is a non-cash expense generated for accounting requirements).

         Our management attributes the increase in general and administrative expenses to the fact that we have expanded our manufacturing and sales activities for our entire product line. Excluding the non-cash option expense, our operating costs increased approximately 139% for the quarter ended March 31, 2003 to $467,074, as compared to $155,307 for the quarter ended March 31, 2002, while revenue increased approximately 254%.

         Net income for the quarter ended March 31, 2003 was $126,701, which represents an approximate increase of 603% over the quarter ended March 31, 2002, when net income was $21,021. As stated earlier, the increase in net income was due to an increase in sales of all our product lines and increased sales in our WATER$AVR(R) products division.

         Our earnings per share were $0.01 (basic) and $0.01 (fully diluted) for the quarter ended March 31, 2003, as compared to $0.00 (basic) and $0.00 (fully diluted) for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, we had working capital of $6,344,840, which represented an increase of $5,810,013 as compared to our working capital position of $534,827 for the quarter ended March 31, 2002. The increase in working capital was due to net financings of $5,750,000 in April and July 2002 through the private placement of shares of our common stock, capital realized from the exercise of stock options in the twelve months prior to March 31, 2003, and the positive cash flow from operations over the prior twelve month period.

         For the quarter ended March 31, 2003, our accounts receivable and inventory represented approximately 12.5% of our current assets and both continue to turn over at acceptable rates.

RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements have been restated to revise certain stock-based compensation expense. In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, we determined that certain disclosures made in connection with our stock-based compensation expense required adjustment. In September 2002, we entered into a distribution agreement with Ondeo Nalco Company ("Ondeo") whereby Ondeo agreed to serve as the exclusive distributor of our WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of our common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In December 2001, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of our common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding we are seeking the return of such shares after defendant's failure to both return the shares voluntarily and repay the note. Since the filing of the suit, we have obtained an injunction freezing the transfer of the shares. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in the Company's consolidated financial statements as the outcome of this claim is not determinable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended March 31, 2003, our employees exercised options to purchase a total of 31,000 shares of our common stock, for an aggregate exercise price of $21,000.00. The capital raised from these exercises was used for working capital purposes.

         During the quarter ended March 31, 2003, our non-employee consultants exercised options to purchase a total of 70,000 shares of our common stock, for an aggregate exercise price of $17,500.00. The capital raised from these exercises was used for working capital purposes.

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

Dated:  December 5, 2005.

                                   FLEXIBLE SOLUTIONS INTERNATIONAL, INC.


                                   By: /s/ DANIEL B. O'BRIEN
                                      ------------------------------------------

                                   Name:   Daniel B. O'Brien
                                   Title:  President and Chief Executive Officer