Form 10QSB/A
period 2003-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

                        Commission File Number 000-29649


                            ------------------------


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


                            ------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 11,787,916 shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2003.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                   FORM 10-QSB

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at June 30, 2003.          1

         (b)  Unaudited Consolidated Statements of Operations for the
              Three Months Ended June 30, 2003 and 2002.                       2

         (c)  Unaudited Consolidated Statements of Operations for the
              Six Months Ended June 30, 2003 and 2002.                         3

         (d)  Unaudited Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2003 and 2002.                         4

         (e)  Notes to Unaudited Consolidated Financial Statements.            5

Item 2.  Management's Discussion and Analysis or Plan of Operation.            8

Item 3.  Controls and Procedures.                                             11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         12

Item 3.  Defaults Upon Senior Securities.                                     12

Item 4.  Submission of Matters to a Vote of Security Holders.                 12

Item 5.  Other Information.                                                   13

Item 6.  Exhibits.                                                            13

SIGNATURES                                                                    14

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003, which was previously filed with the Securities and Exchange Commission on August 12, 2003.

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

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on August 12, 2003 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AT JUNE 30, 2003
                                 (U.S. DOLLARS)

                                                                                  JUNE 30,
                                                                                    2003             DECEMBER 31,
                                                                                AS RESTATED              2002
                                                                                  (NOTE 4)            AS RESTATED
                                                                                (UNAUDITED)            (NOTE 4)
                                                                              -----------------    ------------------
ASSETS
CURRENT
  Cash and cash equivalents                                                   $        240,786     $         556,789
  Short-term investments                                                             5,153,566             5,062,495
  Accounts receivable                                                                  545,709                55,222
  Income tax receivable                                                                 30,990               118,014
  Loan receivable                                                                       11,909                10,082
  Inventory                                                                            146,241               203,830
  Prepaid expenses                                                                     101,445                87,321
                                                                              -----------------    ------------------
                                                                                     6,230,646             6,093,753

PROPERTY AND EQUIPMENT                                                                 154,438               128,566
INVESTMENT                                                                             303,500                32,500
                                                                              -----------------    ------------------
                                                                              $      6,688,583     $       6,254,819
                                                                              -----------------    ------------------
LIABILITIES
CURRENT
  Accounts payable and accrued liabilities                                    $         63,923     $          53,146
                                                                              -----------------    ------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
                                                                                        11,788                11,570
CAPITAL IN EXCESS OF PAR VALUE                                                       7,060,420             6,624,648
SHARE SUBSCRIPTION RECEIVABLE                                                          (20,777)              (16,217)
OTHER COMPREHENSIVE INCOME (LOSS)                                                       73,579               (21,354)
DEFICIT                                                                               (500,350)             (396,974)
                                                                              -----------------    ------------------

TOTAL STOCKHOLDERS' EQUITY                                                           6,624,660             6,201,673
                                                                              -----------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      6,688,583     $       6,254,819
                                                                              -----------------    ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                           (UNAUDITED - U.S. DOLLARS)

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                              ---------------------------------------
                                                                                    2003                 2002
                                                                              -----------------    ------------------

SALES                                                                         $        661,296     $         665,245
COST OF SALES                                                                          408,835               351,048
                                                                              -----------------    ------------------

GROSS PROFIT                                                                           252,461               314,197
                                                                              -----------------    ------------------

OPERATING EXPENSES
  Wages                                                                                195,202                75,449
  Administrative salaries and benefits                                                  21,833                47,012
  Advertising and promotion                                                             13,094                 3,054
  Investor relations and transfer agent fee                                             35,547                54,477
  Office and miscellaneous                                                               4,817                 9,799
  Rent                                                                                  23,124                13,665
  Consulting                                                                            30,719                 9,642
  Professional fees                                                                    104,810                 2,545
  Travel                                                                                44,235                 2,725
  Telecommunications                                                                    15,838                 2,677
  Shipping                                                                               4,586                 2,434
  Research                                                                               2,173                    --
  Bad debt recovery                                                                         --                    64
  Currency exchange                                                                     46,792                    --
  Utilities                                                                             10,227                 4,290
  Depreciation                                                                           8,116                 4,425
                                                                              -----------------    ------------------
                                                                                       561,114               232,258
                                                                              -----------------    ------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                                   (308,653)               81,939
INTEREST INCOME                                                                         53,978                    --
                                                                              -----------------    ------------------

INCOME (LOSS) BEFORE INCOME TAX                                                       (254,675)               81,939
INCOME TAX (RECOVERY)                                                                  (24,598)               59,678
                                                                              -----------------    ------------------

NET INCOME (LOSS)                                                             $       (230,077)    $          22,261
                                                                              -----------------    ------------------

NET INCOME (LOSS) PER SHARE                                                   $          (0.02)    $              --
                                                                              -----------------    ------------------

WEIGHTED AVERAGE NUMBER OF SHARES                                                   11,709,916             9,893,728
                                                                              -----------------    ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                           (UNAUDITED - U.S. DOLLARS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------------
                                                                                 2003
                                                                              AS RESTATED
                                                                               (NOTE 4)               2002
                                                                            ----------------    -----------------
SALES                                                                       $     1,942,562     $      1,041,865
COST OF SALES                                                                     1,095,902              538,458
                                                                            ----------------    -----------------

GROSS PROFIT                                                                        846,660              503,407
                                                                            ----------------    -----------------

OPERATING EXPENSES
  Wages                                                                             333,872              107,204
  Administrative salaries and benefits                                               39,475               72,026
  Advertising and promotion                                                          29,158                3,054
  Investor relations and transfer agent fee                                          68,667               58,297
  Office and miscellaneous                                                           34,775               38,948
  Rent                                                                               37,522               29,437
  Consulting                                                                        136,731               15,677
  Professional fees                                                                 127,873               29,497
  Travel                                                                             78,419               10,336
  Telecommunications                                                                 24,600                4,934
  Shipping                                                                            8,278                5,598
  Research                                                                           19,704                   --
  Bad debt recovery                                                                      --                 (346)
  Currency exchange                                                                  62,959                   --
  Utilities                                                                          10,227                4,290
  Depreciation                                                                       15,927                8,613
                                                                            ----------------    -----------------
                                                                                  1,028,188              387,565
                                                                            ----------------    -----------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                                (181,528)             115,842
INTEREST INCOME                                                                     104,246                   --
                                                                            ----------------    -----------------

INCOME (LOSS) BEFORE INCOME TAX                                                     (77,282)             115,842
INCOME TAX RECOVERY                                                                  26,094               72,560
                                                                            ----------------    -----------------

NET INCOME (LOSS)                                                           $      (103,376)    $         43,282
                                                                            ----------------    -----------------

NET INCOME (LOSS) PER SHARE                                                 $         (0.01)    $             --
                                                                            ----------------    -----------------

WEIGHTED AVERAGE NUMBER OF SHARES                                               11,677,988             9,645,601
                                                                            ----------------    -----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                           (UNAUDITED - U.S. DOLLARS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------------
                                                                                 2003
                                                                              AS RESTATED
                                                                               (NOTE 4)               2002
                                                                            ----------------    -----------------
OPERATING ACTIVITIES
  Net income (loss)                                                         $      (103,377)    $         43,282
  Stock compensation expense                                                        110,671                   --
  Depreciation                                                                       15,927                8,613
Changes in non-cash working capital items:
  Accounts receivable                                                              (490,487)            (203,913)
  Inventory                                                                          57,589               53,648
  Prepaid expenses                                                                  (14,124)              22,386
  Accounts payable                                                                   10,777               45,702
  Income tax receivable                                                              87,024               (4,629)
                                                                            ----------------    -----------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (325,999)             (34,911)
                                                                            ----------------    -----------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                             (41,799)             (12,073)
  Purchase of short-term investments                                                (91,071)                  --
  Acquisition of investments                                                       (271,000)            (913,307)
  Loan receivable                                                                    (1,827)              (4,356)
                                                                            ----------------    -----------------

CASH USED IN INVESTING ACTIVITIES                                                  (405,697)            (929,736)
                                                                            ----------------    -----------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                            325,320            1,141,609
  Subscriptions received                                                             (4,560)                  --
                                                                            ----------------    -----------------

CASH PROVIDED BY FINANCING ACTIVITIES                                               320,760            1,141,609
                                                                            ----------------    -----------------

Effect of exchange rate changes on cash                                              94,933                6,646
                                                                            ----------------    -----------------

INFLOW (OUTFLOW) OF CASH                                                           (316,003)             183,608
Cash and cash equivalents, beginning                                                556,789              190,457
                                                                            ----------------    -----------------

CASH AND CASH EQUIVALENTS, ENDING                                           $       240,786     $        374,065
                                                                            ----------------    -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                         $        78,378     $         29,704
  Interest received                                                                 104,246                   --
                                                                            ----------------    -----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issue of common stock for investment                                      $       271,000     $             --
                                                                            ----------------    -----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2003
                                 (U.S. DOLLARS)

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

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2003, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY.

         (a) During the period, the Company granted 30,000 stock options to consultants and have recognized consulting expense applying Statement of Financial Accounting Standard ("FAS") No. 123 using the Black-Scholes option-pricing model, which resulted in expense of $12,407 for the three months ended June 30, 2003. Additional consulting expense of $41,324 has also been recognized on the 75,000 stock options granted on December 31, 2002, which have a vesting period of one year.

         (b) The following table summarizes the Company's stock option activity for the period:

          ----------------------------------------------------------------------------------------------------------
                                                                                2003
                                                                                                   Weighted
                                                                              Exercise             Average
                                                       Number                  Price               Exercise
                                                     of Shares               Per Share              Price
                                                 -------------------    ---------------------  -----------------
          Balance, March 31, 2003                         3,620,800       $ 0.25 to $ 5.50     $           3.79
          ----------------------------------------------------------------------------------------------------------
               Granted During the Period                     30,000            $ 4.25                      4.25
               Exercised                                    (16,000)      $ 0.25 to $ 2.28                (0.99)
          ----------------------------------------------------------------------------------------------------------
          Balance, March 31, 2004                         3,364,800       $ 0.25 to $ 5.50     $           3.81
          ----------------------------------------------------------------------------------------------------------

         (c) Share subscription receivable represents amount due for stock purchased on exercise of options on June 30, 2002.

3.       INVESTMENTS.

         On May 31, 2003, the Company issued 100,000 shares of its common stock to acquire an option to purchase a 20% interest in the privately-held Tatko Biotechnology Inc. ("Tatko"). Tatko's patented azo-spirillum crop enhancement products complement the Company's own patented technologies. The cost of this investment has been recorded based on the fair market value of the common stock of the Company at the date of the acquisition and the option expires on June 1, 2008.

4.       RESTATEMENTS AS A RESULT OF CORRECTING STOCK COMPENSATION EXPENSE.

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

         The following presents the effect on the Company's previously issued financial statements for the six months ended June 30, 2003 and the year ended December 31, 2002:

         Balance sheet as at June 30, 2003 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Capital in excess of par value          $        9,710,340      $        (2,649,920)    $         7,060,420
        ----------------------------------------------------------------------------------------------------------------
        Accumulated deficiency                           (3,150,270)              2,649,920                (500,350)
        ----------------------------------------------------------------------------------------------------------------

         Statement of operations for the six months ended June 30, 2003 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Expenses                                $           974,108     $            54,080     $         1,028,188
        Income (loss) before other item and
        income tax                                         (127,448)                (54,080)               (181,528)
        Income (loss) before income tax                     (23,202)                (54,080)                (77,282)
        Net income (loss)                                   (49,296)                (54,080)               (103,376)
        ----------------------------------------------------------------------------------------------------------------
        Net income (loss) per share                            0.00                   (0.01)                  (0.01)
        ----------------------------------------------------------------------------------------------------------------

         Statement of cash flows for the three months ended June 30, 2003 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Net income (loss)                       $           (49,296)    $           (54,080)    $          (103,376)
        ----------------------------------------------------------------------------------------------------------------
        Stock option compensation                            56,951                  54,080                 110,671
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

          During the three months ended June 30, 2003, we experienced a net after tax income (loss) of ($230,077), as compared to income of $22,261 for the three months ended June 30, 2002. The loss resulted from the following: (a) an increase in wages and travel-related costs in connection with our WATER$AVR(R) product division required by the worldwide sales effort that we began in late 2002, (b) greater expenses for professional fees, including legal fees for the filing of our Registration Statement on Form SB-2, (c) an increase in costs resulting from international patent prosecution and the listing of our common stock on the American Stock Exchange, and (d) currency exchange adjustments resulting from the lower U.S. Dollar and the higher Canadian Dollar. Our cost of sales was greatly impacted by these currency exchange adjustments, rising to 61.7% for the three months ended June 30, 2003 from 52.8% in prior year's period, as our raw material and wage inputs are accounted for in Canadian Dollars while our receivables are in accounted for in U.S. Dollars, and our product prices were determined in fall 2002. Part of the increase in cost of sales was also due to the increase in oil prices in the quarter ended June 30, 2003, leading to higher shipping, plastics and chemical prices. Our management intends to increase prices to regain margin prior to the next sales season. Our sales were largely unchanged in our swimming pool division the three months ended June 30, 2003, as a result of a second poor spring and early summer in the Northeastern part of the United States and Canada. Our WATER$AVR(R) product division achieved no sales in the quarter ended June 30, 2003, which was expected, as the sales cycle in that product line is long and the next scheduled payment from our largest distributor is expected occur in the third quarter of 2003. The overall result was a net income (loss) of ($230,077) for the quarter ended June 30, 2003 and a net income (loss) of ($103,376) for the six months ended June 30, 2003.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three and six month periods ended June 30, 2003, as compared to the results of operations for the three and six month periods ended June 30, 2002, and to changes in our financial condition from December 31, 2002 to June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         For the quarter ended June 30, 2003, sales were $661,296, as compared to $665,245 for the quarter ended June 30, 2002. The largely unchanged sales were a result of our distributors selling less of our swimming pool product into our primary residential markets in the Northeastern parts of the United States and Canada, which was due to cold weather early in the swimming pool season. In addition, our WATER$AVR(R) products division recorded no sales in the quarter ended June 30, 2003.

         Operating expenses were $561,114 for the quarter ended June 30, 2003, an increase from $232,258 for the quarter ended June 30, 2002. This increase in operating expenses is a result of increased costs related to higher costs for products sold, increased professional fees for patent prosecution, professional fees and costs in connection with the filing of our Registration Statement on Form SB-2, and currency exchange losses in connection with the changes in the proportionate values of the U.S. Dollar versus the Canadian Dollar. The largest increases were in the areas of wages ($195,202 for the quarter ended June 30, 2003, as compared to $75,449 for the quarter ended June 30, 2002), travel ($44,235 for the quarter ended June 30, 2003, as compared to $2,725 for the quarter ended June 30, 2002), professional fees ($104,810 for the quarter ended June 30, 2003, as compared to $2,545 for the quarter ended June 30, 2002), currency exchange ($46,792 for the quarter ended June 30, 2003, as compared to nil for the quarter ended June 30, 2002), and telecommunications expenses ($15,838 for the quarter ended June 30, 2003, as compared to $2,677 for the quarter ended June 30, 2002).

         Our net income (loss) for the quarter ended June 30, 2003 was ($230,077), which represents a decrease over the comparable period for the quarter ended June 30, 2002 when our net income was $22,261. The decrease in income was the result of higher costs for products sold, increased activity in all aspects of our WATER$AVR(R) products division, increased professional fees for patent prosecution, professional fees and costs in connection with the filing of our Registration Statement on Form SB-2, costs for the listing of our common stock on the American Stock Exchange, and currency exchange losses in connection with the changes in the proportionate values of the U.S. Dollar versus the Canadian Dollar. In addition, a proportion of the increased wage and administrative costs were associated with increased research and development for our new products.

         Our earnings (loss) per share (fully diluted) was ($0.02) for the three months ended June 30, 2003, as compared to $0.00 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         Sales in the first six months ended June 30, 2003 were $1,942,562, as compared to $1,041,865 for the six months ended June 30, 2002. The increase in sales is attributable to greater demand for our swimming pool products in the first three months of 2003, combined with the first major sale of our WATER$AVR(R) product, which is tempered by largely unchanged swimming pool sales in the second three months of 2003, all of which resulted in an increase of $900,697 for the six months ended June 30, 2003, as compared to the period ended June 30, 2002.

         Our operating expenses were $1,028,188 for the six months ended June 30, 2003, an increase of $640,623 from $387,565 for the six months ended June 30, 2002. The increase in operating expenses is a result of increased salaries, wages, professional fees, travel-related expenses, telecommunications expenses, and research and development expenses, as well as the expansion of sales and marketing for our commercial swimming pool products and water conservation products.

         Our net income (loss) for the six months ended June 30, 2003 was ($103,376), as compared to a net income of $43,282 for the six months ended June 30, 2002. The decrease in income was due to the increase in expenses related to our new product research, development and marketing. In addition, the U.S. Dollar dropped in comparison to the Canadian Dollar for the entire six month period and this has had the effect of increasing our input costs for product manufactured in Canada, which has increased our cost of goods sold to 56% for the six months ended June 30, 2003 as compared to 42% for the six months ended June 30, 2002. International uncertainty drove oil prices to greater levels throughout the period as well, further increasing our shipping and utility costs, as well as increasing the cost of plastics and chemicals used in our swimming pool products.

         Our earnings (loss) per share (fully diluted) was ($0.01) for the six month period ended June 30, 2003, as compared to $0.00 for the six month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, we had working capital of $6,166,723, which represented an increase of $126,116, as compared to our working capital position for the period ended December 31, 2002. The increase in working capital was a result of operating earnings and interest income from the six month period ending June 30, 2003. We have no external sources of liquidity in the form of credit lines from banks.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         In the quarter ended June 30, 2003, we issued 16,000 shares of our common stock to consultants for an aggregate sales price of $15,280.00 in an offering exempt from registration from the federal securities laws under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The capital raised in this financing was used for working capital purposes.

         On May 31, 2003, we issued 100,000 shares of our common stock to acquire an option to purchase a 20% interest in the privately-held Tatko Biotechnology Inc. ("Tatko"). Tatko's patented azo-spirillum crop enhancement products complement our own patented technologies. The cost of this investment has been recorded based on the fair market value of our common stock at the date of the acquisition and the option we hold expires on June 1, 2008.

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