Form 10QSB/A
period 2003-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -------------------


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

                        Commission File Number 000-29649


                               -------------------


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


                               -------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 11,792,916 shares of Common Stock, par value $0.001 per share, outstanding as of September 30, 2003.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                  FORM 10-QSB/A

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at September 30,
              2003.                                                            1

         (b)  Unaudited Consolidated Statements of Operations for the
              Nine Months Ended September 30, 2003 and 2002.                   2

         (c)  Unaudited Consolidated Statements of Operations for the
              Three Months Ended September 30, 2003 and 2002.                  3

         (d)  Unaudited Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2003 and 2002.                   4

         (e)  Notes to Unaudited Consolidated Financial Statements for
              the Period Ended September 30, 2003.                             5

Item 2.  Management's Discussion and Analysis or Plan of Operation.            8

Item 3.  Controls and Procedures.                                             11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         12

Item 3.  Defaults Upon Senior Securities.                                     12

Item 4.  Submission of Matters to a Vote of Security Holders.                 12

Item 5.  Other Information.                                                   12

Item 6.  Exhibits.                                                            12

SIGNATURES                                                                    13

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, which was previously filed with the Securities and Exchange Commission on November 14, 2003.

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

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on November 14, 2003 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2003 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              AT SEPTEMBER 30, 2003
                                 (U.S. DOLLARS)

                                                                            SEPTEMBER 30,
                                                                                 2003               DECEMBER 31,
                                                                             AS RESTATED                2002
                                                                               (NOTE 4)             AS RESTATED
                                                                             (UNAUDITED)              (NOTE 4)
                                                                          -------------------    -------------------
ASSETS
CURRENT
  Cash and cash equivalents                                               $          141,435     $          556,789
  Short-term investments                                                           5,206,178              5,062,495
  Accounts receivable                                                                226,218                 55,222
  Income tax receivable                                                               58,000                118,014
  Loan receivable                                                                     11,909                 10,082
  Inventory                                                                          227,292                203,830
  Prepaid expenses                                                                    52,636                 87,321
                                                                          -------------------    -------------------
                                                                                   5,923,670              6,093,753

PROPERTY AND EQUIPMENT                                                               153,275                128,566
INVESTMENT                                                                           310,125                 32,500
                                                                          -------------------    -------------------
                                                                          $        6,387,070     $        6,254,819
                                                                          -------------------    -------------------

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities                                $           65,943     $           53,146

STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
  11,792,916 (2002:  11,570,916) common shares                                        11,793                 11,570
CAPITAL IN EXCESS OF PAR VALUE                                                     7,079,563              6,624,648
SHARE SUBSCRIPTION RECEIVABLE                                                        (13,217)               (16,217)
OTHER COMPREHENSIVE INCOME (LOSS)                                                     33,068                (21,354)
DEFICIT                                                                             (790,080)              (396,974)
                                                                          -------------------    -------------------

TOTAL STOCKHOLDERS' EQUITY                                                         6,321,127              6,201,673
                                                                          -------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        6,387,070     $        6,254,819
                                                                          -------------------    -------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           (UNAUDITED -- U.S. DOLLARS)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------------------
                                                                               2003                     2002
                                                                           AS RESTATED               AS RESTATED
                                                                             (NOTE 4)                 (NOTE 4)
                                                                        --------------------    --------------------
 SALES                                                                  $        1,982,571      $        1,089,164
 COST OF SALES                                                                   1,130,293                 594,041
                                                                        --------------------    --------------------

 GROSS PROFIT                                                                      852,278                 495,123
                                                                        --------------------    --------------------

 OPERATING EXPENSES
   Wages                                                                           408,658                 248,933
   Administrative salaries and benefits                                             60,258                  77,228
   Advertising and promotion                                                        60,915                  37,739
   Investor relations and transfer agent fee                                       120,273                  41,156
   Office and miscellaneous                                                         59,334                  23,204
   Rent                                                                             49,153                  46,356
   Consulting                                                                      176,303                  56,275
   Professional fees                                                               173,143                  67,283
   Travel                                                                          120,030                  24,023
   Telecommunications                                                               36,574                   7,074
   Shipping                                                                         14,687                   9,087
   Research and development                                                         61,298                      --
   Bad debt expense (recovery)                                                         822                    (350)
   Currency exchange                                                                20,788                  20,205
   Utilities                                                                        13,938                   4,159
   Depreciation                                                                     24,768                  15,335
                                                                        --------------------    --------------------
                                                                                 1,400,942                 677,707
                                                                        --------------------    --------------------

 INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                              (548,664)               (182,584)
 INTEREST INCOME                                                                   155,195                  15,221
                                                                        --------------------    --------------------

 INCOME (LOSS) BEFORE INCOME TAX                                                  (393,469)               (167,363)
 INCOME TAX RECOVERY                                                                  (363)                     --
                                                                        --------------------    --------------------

 NET INCOME (LOSS)                                                      $         (393,106)     $         (167,363)
                                                                        --------------------    --------------------

 NET INCOME (LOSS) PER SHARE                                            $            (0.03)     $            (0.02)
                                                                        --------------------    --------------------

 WEIGHTED AVERAGE NUMBER OF SHARES                                              11,715,619              10,555,256
                                                                        --------------------    --------------------


          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           (UNAUDITED -- U.S. DOLLARS)

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------------------
                                                                                                     2002
                                                                                                 AS RESTATED
                                                                            2003                   (NOTE 4)
                                                                      ------------------      -------------------
SALES                                                                 $          40,009       $           55,257
COST OF SALES                                                                    34,944                   54,782
                                                                      ------------------      -------------------

GROSS PROFIT                                                                      5,065                      475
                                                                      ------------------      -------------------

OPERATING EXPENSES
  Wages                                                                          74,786                   28,880
  Administrative salaries and benefits                                           20,783                    5,202
  Advertising and promotion                                                      31,757                    8,976
  Investor relations and transfer agent fee                                      51,606                   15,510
  Office and miscellaneous                                                       24,559                    7,922
  Rent                                                                           11,601                   16,788
  Consulting                                                                     39,572                    7,958
  Professional fees                                                              45,270                   37,478
  Travel                                                                         41,611                   13,608
  Telecommunications                                                             11,976                    2,124
  Shipping                                                                        6,409                    3,462
  Research and development                                                       41,594                       --
  Bad debt expense (recovery)                                                       822                        1
  Currency exchange                                                             (42,172)                   4,797
  Utilities                                                                       3,710                    1,953
  Depreciation                                                                    8,841                    6,390
                                                                      ------------------      -------------------
                                                                                372,725                  161,049
                                                                      ------------------      -------------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                            (367,660)                (160,574)
INTEREST INCOME                                                                  50,949                   15,221
                                                                      ------------------      -------------------

INCOME (LOSS) BEFORE INCOME TAX                                                (316,711)                (145,353)
INCOME TAX (RECOVERY)                                                           (26,457)                 (43,343)
                                                                      ------------------      -------------------

NET INCOME (LOSS)                                                     $        (290,254)      $         (102,010)
                                                                      ------------------      -------------------

NET INCOME (LOSS) PER SHARE                                           $           (0.02)      $            (0.01)
                                                                      ------------------      -------------------

WEIGHTED AVERAGE NUMBER OF SHARES                                            11,791,612               11,448,128
                                                                      ------------------      -------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           (UNAUDITED -- U.S. DOLLARS)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                                2003                   2002
                                                                            AS RESTATED             AS RESTATED
                                                                              (NOTE 4)               (NOTE 4)
                                                                         ------------------     ------------------
 OPERATING ACTIVITIES
   Net income (loss)                                                     $        (393,106)     $        (167,363)
   Stock compensation expense                                                      123,078                140,758
   Depreciation                                                                     24,768                 15,335
 Changes in non-cash working capital items:
   Accounts receivable                                                            (170,996)               (29,045)
   Inventory                                                                       (23,462)                18,505
   Prepaid expenses                                                                 34,685                 39,803
   Accounts payable                                                                 12,796                 11,014
   Income tax receivable                                                            60,014                (90,406)
                                                                         ------------------     ------------------

 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (332,223)               (61,399)
                                                                         ------------------     ------------------

 INVESTING ACTIVITIES
   Acquisition of property and equipment                                           (49,477)               (54,299)
   Purchase of short-term investments                                             (143,683)                 9,225
   Acquisition of investments                                                     (277,626)                    --
   Loan receivable                                                                  (1,827)                   (69)
                                                                         ------------------     ------------------

 CASH USED IN INVESTING ACTIVITIES                                                (472,613)               (45,143)
                                                                         ------------------     ------------------

 FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                          401,058              5,867,600
   Subscriptions received                                                            3,000                 13,010
                                                                         ------------------     ------------------

 CASH PROVIDED BY FINANCING ACTIVITIES                                             404,058              5,880,610
                                                                         ------------------     ------------------

 Effect of exchange rate changes on cash                                           (14,576)                 4,921
                                                                         ------------------     ------------------

 INFLOW (OUTFLOW) OF CASH                                                         (415,354)             5,778,989
 Cash and cash equivalents, beginning                                              556,789                190,457
                                                                         ------------------     ------------------

 CASH AND CASH EQUIVALENTS, ENDING                                       $         141,435      $       5,969,446
                                                                         ------------------     ------------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                                     $          58,000      $          74,067
   Interest received                                                               155,196                 15,221
                                                                         ------------------     ------------------

 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Issue of common stock for investment                                  $         271,000      $          44,400
                                                                         ------------------     ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                                 (U.S. DOLLARS)

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

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2003, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY.

         (a) During the period, the Company granted 30,000 stock options to consultants and has recognized consulting expense applying Statement of Financial Accounting Standard ("FAS") No. 123 using the Black-Scholes option-pricing model, which resulted in expense of $12,407 for the three months ended June 30, 2003.

         (b) The following table summarizes the Company's stock option activity for the period:

                  -------------------------------------------------------------------------------------------------
                                                                                   2003
                                                     --------------------------------------------------------------
                                                                                                       Weighted
                                                                                 Exercise              Average
                                                           Number                 Price                Exercise
                                                         of Shares              Per Share               Price
                                                     -------------------  -----------------------   ---------------
                  Balance, March 31, 2003                     3,620,800      $ 0.25 to $ 5.50       $         3.79
                  -------------------------------------------------------------------------------------------------
                     Granted During the Period                    2,000           $ 4.25                      4.25
                     Exercised                                   (5,000)     $ 0.25 to $ 2.28                (1.40)
                  -------------------------------------------------------------------------------------------------
                  Balance, June 30, 2003                      3,617,800      $ 0.25 to $ 5.50       $         3.81
                  -------------------------------------------------------------------------------------------------

         (c) Share subscription receivable represents amount due for stock purchased on exercise of options on June 30, 2002.

3.       SUBSEQUENT EVENTS.

         On October 9, 2003, the Company announced the modification of the distribution agreement with Ondeo Nalco Company ("Ondeo"). Ondeo fell short of sales targets to maintain exclusive distributorship of WATER$AVR(R), opening other avenues for the Company to pursue key markets internally. This resulted in the return of two million incentive stock options, which will be accounted for in the next quarter.

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

         The following presents the effect on the Company's previously issued financial statements for the nine months ended September 30, 2003, the nine months ended September 30, 2002, the three months ended September 30, 2003 and the year ended December 31, 2002:

         Balance sheet as at September 30, 2003 -

           -----------------------------------------------------------------------------------------------------
                                                           Previously           Increase
                                                            Reported           (Decrease)          Restated
                                                        --------------------------------------------------------
           Capital in excess of par value               $      9,729,483    $     (2,649,920)   $     7,079,563
           Accumulated deficiency                             (3,440,000)          2,649,920           (790,080)
           -----------------------------------------------------------------------------------------------------

         Statement of operations for the nine months ended September 30, 2003 -

           -----------------------------------------------------------------------------------------------------
                                                           Previously           Increase
                                                            Reported           (Decrease)          Restated
                                                        --------------------------------------------------------
           Expenses                                     $      1,346,862    $        54,080     $     1,400,942
           Income (loss) before other item and
             income tax                                         (494,584)           (54,080)           (548,664)
           Income (loss) before income tax                      (339,389)           (54,080)           (393,469)
           Net income (loss)                                    (339,026)           (54,080)           (393,106)
           Net income (loss) per share                             (0.03)                --               (0.03)
           -----------------------------------------------------------------------------------------------------

         Statement of cash flows for the nine months ended September 30, 2003 -

           -----------------------------------------------------------------------------------------------------
                                                           Previously           Increase
                                                            Reported           (Decrease)          Restated
                                                        --------------------------------------------------------
           Net income (loss)                            $       (339,026)   $       (54,080)    $      (393,106)
           Stock option compensation                              68,998             54,080             123,078
           -----------------------------------------------------------------------------------------------------

         Statement of operations for the nine months ended September 30, 2002 -

           -----------------------------------------------------------------------------------------------------
                                                           Previously           Increase
                                                            Reported           (Decrease)          Restated
                                                        --------------------------------------------------------
           Expenses                                     $      3,381,707    $     (2,704,000)   $       677,707
           Income (loss) before other item and
             income tax                                       (2,886,584)          2,704,000           (182,584)
           Income (loss) before income tax                    (2,871,363)          2,704,000           (167,363)
           Net income (loss)                                  (2,871,363)          2,704,000           (167,363)
           Net income (loss) per share                             (0.27)               0.25              (0.02)
           -----------------------------------------------------------------------------------------------------

         Statement of cash flows for the nine months ended September 30, 2002 -

           -----------------------------------------------------------------------------------------------------
                                                           Previously           Increase
                                                            Reported           (Decrease)          Restated
                                                        --------------------------------------------------------
           Net income (loss)                            $     (2,871,363)   $      2,704,000    $      (167,363)
           Stock option compensation                           2,844,758          (2,704,000)           140,758
           -----------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended September 30, 2002 -

           -----------------------------------------------------------------------------------------------------
                                                           Previously           Increase
                                                            Reported           (Decrease)          Restated
                                                        --------------------------------------------------------
           Expenses                                     $      2,865,049    $     (2,704,000)     $     161,049
           Income (loss) before other item and
             income tax                                       (2,864,574)          2,704,000           (160,574)
           Income (loss) before income tax                    (2,849,353)          2,704,000           (145,353)
           Net income (loss)                                  (2,806,010)          2,704,000           (102,010)
           Net income (loss) per share                             (0.25)               0.24              (0.01)
           -----------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended September 30, 2002 -

           -----------------------------------------------------------------------------------------------------
                                                           Previously           Increase           Restated
                                                            Reported           (Decrease)
                                                        --------------------------------------------------------
           Capital in excess of par value               $      9,328,648    $     (2,704,000)   $     6,624,648
           Accumulated deficiency                             (3,100,974)          2,704,000           (396,974)
           -----------------------------------------------------------------------------------------------------


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

         For the three months ended September 30, 2003, we experienced a net loss of $290,254, as compared to a net loss of $102,010 for the three months ended September 30, 2002. As in the quarter ended September 30, 2002, the end of the swimming pool season in the Northeastern parts of the United States and Canada reduces demand for our products and results in low production requirements for the third quarter, which resulted in revenue of $40,009 for the quarter ended September 30, 2003, as compared to revenue of $55,257 for the quarter ended September 30, 2002. In addition, we increased our expenditures in the sales and marketing of our WATER$AVR(R) product line, as well as for production equipment development. Finally, we produced an accurate amount of product in the quarters ended March 31, 2003 and June 30, 2003 as a percentage of annual sales and, therefore, did not have to carry high production rates into the quarter ended September 30, 2002.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three and nine month periods ended September 30, 2003, as compared to the results of operations for the three and nine month periods ended September 30, 2002, and to changes in our financial condition from December 31, 2002 to September 30, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         For the three months ended September 30, 2003, we achieved sales of $40,009, as compared to $55,257 for the quarter ended September 30, 2002. These results were as expected because our third fiscal quarter is typically our slowest quarter as most sales to the residential pool market are completed by the end of second quarter each year.

         Our operating expenses were $372,725 for the quarter ended September 30, 2003, an increase from $161,049 in the quarter ended September 30, 2002. We continued to increase spending on sales and marketing for our WATER$AVR(R) product line and we increased our spending on advanced production machinery. The largest real increases were in the areas of wages ($74,786 for the quarter ended

September 30, 2003, as compared to $28,880 in the quarter ended September 30,
2002), advertising and promotion ($31,757 for the quarter ended September 30, 2003, as compared to $8,976 in the quarter ended September 30, 2002), investor relations and transfer agent fees ($51,606 for the quarter ended September 30, 2003, as compared to $15,510 in the quarter ended September 30, 2002), travel ($41,611 for the quarter ended September 30, 2003, as compared to $13,608 in the quarter ended September 30, 2002), and research and development (from $61,298 in the quarter ended September 30, 2003, as compared to nil in the quarter ended September 30, 2002). These increases were primarily related to promoting, developing and marketing our new WATER$AVR(R) products. Additional personnel were hired for these purposes and travel-related costs increased in order to promote our products throughout North America and around the world.

         Our net loss for the quarter ended September 30, 2003 was $290,254, an increase from $102,010 in the quarter ended September 30, 2002. Our cost of sales decreased to 87% for the quarter ended September 30, 2003, as compared to 99% in the quarter ended September 30, 2002, as a result of lower sales with a concurrent larger reduction in costs.

         Our net loss per share was $0.02 for the quarter ended September 30, 2003, as compared to a net loss of $0.01 for the quarter ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Sales in the nine months ended September 30, 2003 were $1,982,571, as compared to $1,089,164 for the nine months ended September 30, 2002. This 82% increase was a result of the increase in sales in our swimming pool division in the first two quarters combined with our first significant sales from our WATER$AVR(R) product line.

         Our operating expenses for the nine months ended September 30, 2003 were $1,400,942, as compared to $677,707 for the nine months ended September 30, 2002. The cash increase in operating expenses was a result of increases in sales and marketing costs for WATER$AVR(R) product line.

         Our net loss for the nine months ended September 30, 2003 was $393,106, as compared to a net loss of $167,363 for the nine months ended September 30, 2002. Our cash flow (loss) from operations decreased substantially to ($332,223) in the nine months ended September 30, 2003, as compared to ($61,399) in the nine months ended September 30, 2002, as costs related to the sales and marketing of our WATER$AVR(R) product line increased.

         Our net loss per share for the nine months ended September 30, 2003 was $0.03, as compared to $0.02 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We have cash on hand of $5,347,613 as of September 30, 2003. In addition, for the quarter ended September 30, 2003, we had working capital of $5,857,728, as compared to working capital of $6,040,607 as of December 31, 2002. The decrease was a result of operational costs incurred in the sales and marketing of our WATER$AVR(R) product line during the nine months ended September 30, 2003. We have no external sources of liquidity in the form of credit lines from banks.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended September 30, 2003, our employees exercised options to purchase 5,000 shares of our common stock, for an aggregate exercise price of $7,000.00. The capital raised from these exercises was used for working capital purposes.

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