Form 10KSB/A
period 2003-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)
(Mark one)

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

         State issuer's revenues for its most recent fiscal year: $2,321,120.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 19, 2004, the aggregate market value of the Company's common stock held by non-affiliates was approximately $27,225,440 based on the closing price for shares of the registrant's common stock on the American Stock Exchange for that date.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 19, 2004, there were 11,794,916 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                     INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                                                                                                       PAGE
                                                                                                                       -----
                                     PART I
Item 1.       Description of Business.                                                                                    1
Item 2.       Description of Property.                                                                                    6
Item 3.       Legal Proceedings.                                                                                          6
Item 4.       Submission of Matters to a Vote of Security Holders.                                                        7

                                     PART II
Item 5.       Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity
              Securities.                                                                                                 7
Item 6.       Management's Discussion and Analysis or Plan of Operation.                                                  9
Item 7.       Financial Statements.                                                                                      17
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                      18
Item 8A.      Controls and Procedures.                                                                                   18
Item 8B.      Other Information.                                                                                         19

                                    PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
              Exchange Act.                                                                                              19
Item 10.      Executive Compensation.                                                                                    20
Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.            22
Item 12.      Certain Relationships and Related Transactions.                                                            23
Item 13.      Exhibits.                                                                                                  24
Item 14.      Principal Accountant Fees and Services.                                                                    24

SIGNATURES                                                                                                               26

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Annual Report on Form 10-KSB/A to amend and restate in its entirety its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, which was previously filed with the Securities and Exchange Commission on March 29, 2004.

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

         This Form 10-KSB/A does not reflect events occurring after the filing of our Form 10-KSB on March 29, 2004 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our description of business, legal proceedings, management's discussion and analysis, as well as our risk factors, change in accountants, unregistered sales of equity securities, directors and executive officers, and principal accountant fees and services, as well as to generally reflect the current disclosure requirements of Form 10-KSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB/A for the year ended December 31, 2003 ("Annual Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

         We market HEAT$AVR(R) to the residential marketplace primarily in the form of our "Tropical Fish" dispenser. Each Tropical Fish dispenser is made of molded plastic in the form of a ten-inch long colorful Tropical Fish that is filled with enough HEAT$AVR(R) solution to cover the surface of a 400 square-foot swimming pool for about one month. The Tropical Fish is deployed by snipping the fin and tossing the fish into the pool where it submerges to the bottom of the pool. Water pressure causes the HEAT$AVR(R) liquid inside to escape into the water where it rises to the surface and forms an invisible layer on the surface of the water.

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

         Our HEAT$AVR(R) and Tropical Fish products are sold in Canada and the United States by our exclusive distributor, Sun Solar Energy Technologies ("Sun Solar"), and in Australia by Hydro-Flexible Solutions Pty. We also sell HEAT$AVR(R) directly into the United States to both wholesale and retail accounts. We have approximately 259 active customers. In the year ended December 31, 2003, Sun Solar represented approximately 73% of our total sales.

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

         We anticipate our initial market for WATER$AVR(R) will be in India, Spain, Australia and the United States. We have provided quantities of the product for testing in these countries and, if successful, we anticipate that substantial orders may be received. We also anticipate marketing WATER$AVR(R) to both developed and drought stricken countries to address water conservation concerns. In this regard, we are seeking to establish strategic relationships with companies in the water processing industry who have marketing and manufacturing operations in countries with water conservation concerns. We have two full-time employees and two other employees more than fifty percent assigned to establishing sales channels throughout the world for WATER$AVR(R).

         In September 2002, we granted Ondeo Nalco Company ("Ondeo") the following distribution rights:

------------------------------------------ -------------------------------------
Exclusive Market                           Countries
----------------                           ---------
Market                                     Canada and USA
Municipal mineral and mining               All, except India, Pakistan,
                                           Bangladesh, Sri Lanka, Nepal, Bhutan,
                                           Mauritania, Malaysia and Singapore.

Non-Exclusive Market (1)                   Countries
------------------------                   ---------
All except agriculture and large retail    All, except India, Pakistan,
                                           Bangladesh, Sri Lanka, Nepal, Bhutan,
                                           Mauritania, Malaysia and Singapore.
------------------------------------------ -------------------------------------

--------------------
(1) The exclusive markets granted to Ondeo convert to non-exclusive if Ondeo is unable to meet the sales thresholds.

         Upon entering into the distribution agreement with Ondeo, we also granted Ondeo an option to purchase 1,000,000 shares of our common stock at $4.25 per share, which vests immediately, and an additional option to purchase 1,000,000 shares at $5.50 per share, which option vests upon the satisfaction of certain sales targets.

         Ondeo was successful in satisfying the sales thresholds until September 30, 2003, at which time it missed a milestone payment. As a result, the exclusive rights reverted to non-exclusive and the option grants were cancelled and accounted for as cancelled in the year 2003.

         Ondeo continues to distribute WATER$AVR(R) on a non-exclusive basis and to manufacture WATER$AVR(R) in accordance with our manufacturing agreement that is separate from distribution.

COMPETITION

         HEAT$AVR(R)

         We are aware of only one other company that manufactures a chemical evaporation reduction product that competes with our HEAT$AVR(R) product. This other product has had limited sales to date and does not have the convenience factor of our Tropical Fish dispenser.

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

         WATER$AVR(R)

         Our WATER$AVR(R) product is subject to additional regulation in most countries, particularly for agricultural and drinking water uses. As we continue to develop this product, and prior to its full-scale commercial roll-out, we will address these issues on a country-by-country basis. We do not anticipate that governmental regulations will be an impediment to marketing our WATER$AVR(R) product because the ingredients have historically been used in agriculture for many years for other purposes. Nevertheless, we will need to obtain approval to sell WATER$AVR(R) in the United States for agricultural or drinking water users. To date, we have already applied for and received National Sanitation Foundation approval for drinking water in the United States.

PROPRIETARY RIGHTS

         Our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold three United States patents and are seeking to extend these patents to certain other countries. We also have seven United States patent applications pending. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

RESEARCH AND DEVELOPMENT

         During the last two fiscal years, we have spent approximately $70,138 on research and development activities. This work relates primarily to the development of our water and energy conservation products.

EMPLOYEES

         As of December 31, 2003, we employed 20 persons, including one officer, nine sales and customer support employees, and eleven employees in our manufacturing department. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

Item 2.           Description of Property.

         Our Chief Executive Officer provides use of space in his residence to conduct his administrative duties and we do not reimburse him for such use. We rent 1,400 sq. ft. of sales and marketing space in Victoria, British Columbia at a cost of $1,050 a month. This lease is effective through October 2006. We lease an 11,000 sq. ft. building in Calgary, Alberta at a cost of $3,150 per month for the manufacture of our products. This lease is effective through September 2006. Subsequent to year end, we leased 1,900 sq. ft. in Richmond, British Columbia as additional space for sales and customer support at a cost of $1,640 per month. This lease is effective through January 2007. We also lease an additional 2,000 sq. ft. of research space in Victoria, British Columbia at a cost of $1,171 per month. This lease is effective through October 2005.

Item 3.           Legal Proceedings.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of our shareholders in the quarter ended December 31, 2003.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         Our common stock began trading on the American Stock Exchange under the symbol FSI on November 19, 2002. Prior to that, our stock traded on the over-the-counter market and was quoted on the NASD Electronic Bulletin Board.

         The following is the range of high and low closing sales or bid prices for our common stock for the periods indicated:

--------------------------------------------------------------------------------
                                                                 HIGH     LOW
                                                                -------  -------
YEAR ENDED DECEMBER 31, 2003          First Quarter              $3.40    $2.25
----------------------------          Second Quarter              3.40     2.39
                                      Third Quarter               3.60     2.90
                                      Fourth Quarter              5.35     3.00

YEAR ENDED DECEMBER 31, 2002          First Quarter               3.57     1.30
----------------------------          Second Quarter              4.10     2.50
                                      Third Quarter               3.85     1.95
                                      Fourth Quarter              3.85     2.77
--------------------------------------------------------------------------------

         Prices since November 19, 2002 represent high and low prices on the American Stock Exchange. Prices prior to November 19, 2002 represent inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. As of December 31, 2003, we had 23 record holders of our common stock. Such shares are owned by an estimated 582 beneficial owners.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table contains certain information relating to outstanding options to purchase the Company's common stock granted pursuant to individual compensation arrangements as of December 31, 2003, the Company's most recently completed fiscal year.

------------------------------- --------------------------- ------------------------- --------------------------------------
                                                                                           NO. OF SECURITIES REMAINING
                                  NO. OF SECURITIES TO BE        WEIGHTED-AVERAGE         AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF      EXERCISE PRICE OF            UNDER EQUITY COMPENSATION
                                    OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        PLANS (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS        WARRANTS AND RIGHTS           REFLECTED IN COLUMN (A))
                                --------------------------- ------------------------- --------------------------------------
                                           (a)                        (b)                              (c)
Equity compensation
plans approved by
security holders (1)                        --                         --                               --

Equity compensation
plans not approved by
security holders (2)                    1,699,000                    $2.84                              --
------------------------------- --------------------------- ------------------------- --------------------------------------
TOTAL                                   1,699,000                    $2.84                              --
------------------------------- --------------------------- ------------------------- --------------------------------------

-------------------------
(1) We have not granted any shares to purchase our common stock pursuant to equity compensation plans that have been approved by our shareholders.
(2) (a) Consists of non-qualified options to purchase our common stock that have been granted pursuant to individual compensation arrangements and not pursuant to any equity compensation plan. All of the grants made during our fiscal year are submitted for shareholder approval at such fiscal year's annual shareholder meeting and, to date, our shareholders have approved all of the grants.
   (b) If the grantee is an employee, and if he or she ceases to be employed by us, the grantee may, during the 30-day period following termination of employment, exercise the option to the extent that the option was exercisable on the date of termination. In the case of death or disability, the grantee (or his or her administrator) has twelve months from the date of death or disability to exercise the option to the extent that the option was exercisable on the date of death or disability.
   (c) The options are subject to adjustment by reason of a recapitalization, reclassification, stock split, combination of shares, dividend or other distribution payable in capital stock. Upon a merger, liquidation, dissolution or other consolidation, we shall provide each grantee with one-months' prior written notice informing the grantee that he or she may exercise the option in full (to the extent it has not been previously exercised) within such one-month period. Following such date, the options shall be terminated.
   (d) The options may not be transferred, assigned, pledged or hypothecated in any way (except by will or the laws of descent) and are not subject to execution, attachment or similar process.
   (e) All of the options granted have terms of between one and six years from and after the date of grant and reflect exercise prices equal to the fair market value of a share of our common stock as determined by our board of directors on the date of grant thereof.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         Our operating activities are related primarily to manufacturing and marketing our swimming pool chemical products. In June 2002, we introduced a fresh water evaporation control chemical product called WATER$AVR(R), which has recorded sales of just over $500,000 in 2003. This figure represents approximately 22% of our sales and 20% of our total revenue.

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

RESULTS OF OPERATIONS

         Year ended December 31, 2003 and 2002

         Sales for the year ended December 31, 2003 were $2,321,120, as compared to $1,112,192 for the year ended December 31, 2002, an increase of $1,208,928, or 109%. Our sales increase was primarily the result of increased sales in residential swimming pool products, increased sales in the commercial swimming pool division, and the fiscal 2003 sales attributed to our WATER$AVR(R) product. In addition, we increased the price of our residential swimming pool product by 12.5% in the third quarter of fiscal 2003.

         For the year ended December 31, 2003, our overall gross profit margin on product sales decreased to 41.3%, as compared to 47.7% for the year ended December 31, 2002. This decrease was primarily due to higher costs for employees, travel and product awareness efforts at our WaterSavr division in Illinois. There were also extra costs related to the labor and material inputs for our swimming pool products as a result of the significant rise of the Canadian Dollar versus the United States Dollar.

         We incurred operating expenses for the year ended December 31, 2003 of $1,664,146, as compared to operating expenses of $997,899 in the year ended December 31, 2002. In the year ended December 31, 2003, we increased sales and marketing costs in connection with our WATER$AVR(R) product and this was reflected in increased wages, office, rent, telecommunications and travel expenses. We also incurred increased professional fees in fiscal 2002 primarily due to increased legal and accounting expenses and specific consultants directed at increasing WATER$AVR(R) sales as quickly as possible in countries outside the United States. Depreciation expense was $37,712 for the year ended December 31, 2003, as compared to $24,683 for the year ended December 31, 2002, which reflects depreciation for additional property and equipment added in the year ended December 31, 2003. Our expenses to increase investor awareness were significantly more than in the year ended December 31, 2002 and this resulted in an increase in investor relations and transfer agent fees in the year ended December 31, 2003. We also had a credit of $31,955 in the year ended December 31, 2003 for currency exchange, as compared to an expense of $19,180 for such item in the year ended December 31, 2002.

         Our income tax provision for the year ended December 31, 2003 reflected a benefit of $25,892, an increase over the income tax benefit of $21,456 for the year ended December 31, 2002. In the year ended December 31, 2003, we had interest income of $203,310, as compared to interest income of $67,228 for the year ended December 31, 2002.

         We incurred a net loss of $476,888 in fiscal 2003, as compared to a net loss of $378,445 in fiscal 2002.

         Year Ended December 31, 2002 and 2001

         Revenue decreased to $1,112,192 for the year ended December 31, 2002, as compared to $1,334,273 in the year ended December 31, 2001, as a result of seasonal weather issues that caused a shortening of the pool season in the eastern United States and Canada. There were no price changes in the period and product mix did not shift significantly. Tropical Fish was responsible for approximately 94% of sales during the period.

         Operating expenses for the year ended December 31, 2002 were $997,899, as compared to $806,020 in the year ended December 31, 2001. Cash expense increased due to increased production levels and to further introduction of our WATER$AVR(R) product. In the year ended December 31, 2002, we increased sales and marketing costs in connection with our WATER$AVR product and this was reflected in increased wages, office, rent, telephone and travel expenses. We also incurred increased professional fees in the year ended December 31, 2002 due to increased legal and accounting expenses. Depreciation expense was $24,683 for the year ended December 31, 2002, as compared to $18,910 for the year ended December 31, 2001, which reflects greater depreciation for additional property and equipment added in fiscal 2002. We also undertook efforts to better organize our investor awareness program, which resulted in a decrease in investor relations and transfer agent fees in the year ended December 31, 2002, as compared to 2001.

         We incurred a net loss of $378,445 in the year ended December 31, 2002, as compared to a net loss of $233,955 in the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We sold 1,828,600 shares of common stock to investors in the year ended December 31, 2002 for net proceeds of $5,750,000. During the year ended December 31, 2003, we consumed $369,542 of this capital while introducing and building awareness of our new WATER$AVR(R) product. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $1 million in the next twelve months in an attempt to increase the sales of our products by adding sales and marketing professionals, increasing advertising and promotion expenses, improving our products, developing additional uses for our core technology, and in preparing and filing additional patent applications. There can be no assurance that such expenditures will result in a significant increase in sales of our products.

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

RESTATED FINANCIAL STATEMENTS

         The accompanying financial statements have been restated to correct certain stock-based compensation expense. In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, we determined that certain disclosures made in connection with stock-based compensation expense required adjustment. In September 2002, we entered into a distribution agreement with Ondeo whereby Ondeo agreed to serve as the exclusive distributor of our WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of our common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

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

         In the fourth quarter of the year ended December 31, 2003, we determined that Ondeo was not going to attain the minimum sales targets stipulated in the agreement. Consequently, the agreement and corresponding stock option was cancelled. We accounted for the cancellation of the stock option in accordance with Statement of Financial Accounting Standard No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock-based compensation expense previously recorded in fiscal

2002. Had we accounted for the cancellation of the stock option correctly, we would have reversed the amended stock-based compensation expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

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

         4. As stated above, we previously recorded a stock-based compensation expense of $2,704,000 in December 2002. As a result of canceling the stock option, we previously recorded a recovery of $2,480,000 of stock-based compensation expense at December 31, 2003. This $2,480,000 recovery has been reversed, in conjunction with the reversal of $2,704,000 in stock-based compensation expense originally recorded; and

         5. For the periods ended March 31, 2004 to June 30, 2005, the net effect of these adjustments is to decrease capital in excess of par value by approximately $223,800 and increase retained earnings by approximately $223,800.

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

         OUR ONGOING SUCCESS IS DEPENDENT UPON THE CONTINUED AVAILABILITY OF CERTAIN KEY EMPLOYEES.

         Our business would be adversely affected if the services of Daniel B. O'Brien ceased to be available to us because we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry. If Mr. O'Brien no longer served as our Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that we will be able to retain the services of all of our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required. Mr. O'Brien does not have an employment contract with us. We have key-man life insurance policy in the amount of CDN $400,000 on Mr. O'Brien.

         OUR REVENUES WOULD BE SUBSTANTIALLY REDUCED IF WE LOST THE MAJOR CUSTOMER THAT ACCOUNTS FOR A SUBSTANTIAL AMOUNT OF OUR SALES.

         Our exclusive United States and Canadian distributor of our HEAT$AVR(R) product packaged in our Tropical Fish dispenser accounted for 73% of our sales revenues in fiscal 2003 and 94% of our sales revenues in fiscal 2002. Although we have an agreement with such firm which is described above, this agreement does not require the distributor to purchase any minimum amount of our products, nor does it prevent it from handling competing products. If our distributor reduced its purchase or ceased to purchase our products, we would likely suffer substantial reduction in our sales and would have to make alternative arrangements to distribute our Tropical Fish product in the United States and Canada. There can be no assurance that we would be able to replace the services of this distributor on satisfactory terms. Subsequent to the year ended December 31, 2003, on February 29, 2004, the distribution contract with Sun Solar ended and was not renegotiated. We have decided to retain responsibility for distribution internally and have hired new, experienced staff to execute worldwide distribution from our Richmond, British Columbia office. Sun Solar ordered sufficient product through the winter to ensure that retail merchants have stock on hand for the start of the summer season. We will be responsible for restocking during the summer and all sales in the future.

         WE ARE SUBJECT TO CREDIT RISK AND MAY BE SUBJECT TO SUBSTANTIAL WRITE-OFFS IF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS DEFAULT ON THEIR PAYMENT OBLIGATIONS TO US.

         We currently allow our major customers between 30 and 45 days to pay for each shipment of product we make to them. This practice, while customary, presents an accounts receivable write-off risk in that if one or more of our significant customers defaulted on their payment obligations to us, such write-off, if substantial, would have a material adverse effect on our business and results of operations. While we have exposure to this type of risk, we are no longer subject to the concentrated credit risk that we were previously subject to because of our relationship with Sun Solar. In addition, while our exposure to a bad debts and write-offs credit risk may increase as we service a larger number of customers in the swimming pool and personal spa and water evaporation industries, the effect of any such bad debts and write-offs will be minimized as a result of the increase in the numbers of our customers and overall revenues.

         THE RECENT INTRODUCTION OF OUR WATER$AVR(R) PRODUCT LINE MAY RESULT IN LOSSES.

         We introduced our WATER$AVR(R) product in fiscal 2002. We have delivered quantities for testing by potential customers, but only one customer has ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We cannot assure that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to incur $800,000 in development, marketing and manufacture of our WATER$AVR(R) product line in fiscal 2004.

Item 7.           Financial Statements.

     Our consolidated financial statements and notes thereto appear on pages F-1 to F-18 of this Annual Report.

             FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       PAGE
Report of Independent Chartered Accountants, Cinnamon Jang Willoughby & Company                                         F-1
Report of Independent Chartered Accountants, Pannell Kerr Forster                                                       F-2
Consolidated Balance Sheets as of December 31, 2003                                                                     F-3
Consolidated Statements of Operations for the Year Ended December 31, 2003                                              F-4
Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2003                                    F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2003                                              F-6
Notes to Consolidated Financial Statements                                                                              F-7

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS


To the board of directors and stockholders of Flexible Solutions International,
Inc.:

         We have audited the consolidated balance sheet of Flexible Solutions International, Inc. as at December 31, 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

         As described in note 2 to the consolidated financial statements, the accompanying consolidated financial statements of Flexible Solutions International, Inc. as of December 31, 2003 and for the year then ended have been restated.

         On March 15, 2004 (September 30, 2005 as to the effects of the restatements described in note 2) we reported separately to the shareholders of Flexible Solutions International, Inc. on consolidated financial statements for the same period, audited in accordance with auditing standards generally accepted in the United States of America and prepared in accordance with accounting principles generally accepted in the United States of America.

         The financial statements as at December 31, 2002 and 2001 and for the years then ended were audited by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated March 12, 2003.


                                              Cinnamon Jang Willoughby & Company
                                                           Chartered Accountants

Burnaby, British Columbia
March 15, 2004 (September 30, 2005 as to the effects of the restatements described in note 2)

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

                                                           Pannell Kerr Forster,
                                                           Chartered Accountants

Vancouver, Canada
March 12, 2003 (September 30, 2005 as to the effects of the restatements described in note 2)

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              AT DECEMBER 31, 2003
                                 (U.S. DOLLARS)

                                                                                    December 31,       December 31,
                                                                                        2003               2002
                                                                                     As Restated        As Restated
ASSETS                                                                                (Note 2)           (Note 2)
                                                                                   ----------------   ----------------
CURRENT
     Cash and cash equivalents                                                     $      237,080     $       556,789
     Short-term investments (Note 5)                                                    5,033,837           5,062,495
     Accounts receivable                                                                  294,238              55,222
     Income taxes recoverable                                                              86,243             118,014
     Loan receivable (Note 6)                                                              17,585              10,082
     Inventory                                                                            212,938             203,830
     Prepaid expenses (Note 7)                                                             36,101              87,321
                                                                                   ----------------   ----------------
                                                                                        5,918,022           6,093,753

PROPERTY, EQUIPMENT AND LEASEHOLDS (NOTE 8)                                               167,589             128,566
INVESTMENTS (NOTE 9)                                                                      303,500              32,500
                                                                                   ----------------   ----------------
                                                                                   $    6,389,111     $     6,254,819
                                                                                   ----------------   ----------------
LIABILITIES
Current:
     Accounts payable and accrued liabilities                                      $      157,643     $        53,146
     Due to shareholders                                                                    7,700                  --
                                                                                   ----------------   ----------------
                                                                                          165,343              53,146
STOCKHOLDERS' EQUITY
Capital Stock
     Authorized
         50,000,000 Common shares with a par value of $0.001 each
          1,000,000 Preferred shares with a par value of $0.01 each
     Issued and outstanding
         11,794,916 (2002:  11,570,916) common shares (Note 14)                            11,794              11,570
CAPITAL IN EXCESS OF PAR VALUE                                                          7,082,813           6,624,648
SHARE SUBSCRIPTION RECEIVABLE                                                                  --             (16,217)
OTHER COMPREHENSIVE INCOME (LOSS)                                                       7,094,607           6,620,001
                                                                                   ----------------   ----------------
DEFICIT                                                                                     3,023             (21,354)
                                                                                          873,862             396,974
COMMITMENTS (NOTE 16)                                                                   6,223,768           6,201,673
CONTINGENCIES (NOTE 17)                                                            $    6,389,111     $     6,254,819
                                                                                   ----------------   ----------------


               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (U.S. DOLLARS)

                                                                              Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      2003              2002
                                                                   As Restated       As Restated
                                                                    (Note 2)          (Note 2)           2001
                                                                  --------------    --------------   --------------
SALES                                                             $   2,321,120     $   1,112,192    $   1,334,273
COST OF SALES                                                         1,363,064           581,422          662,807

GROSS PROFIT                                                            958,056           530,770          671,466

OPERATING EXPENSES
    Administrative salaries and benefits                                 80,999            45,312           46,639
    Advertising and promotion                                            63,871            45,000               --
    Bad debts                                                            24,747               230           26,570
    Commission                                                               --                --            1,130
    Consulting (recovery)                                               197,918            86,445           83,593
    Currency exchange (gain) loss                                       (31,955)           19,180           (2,368)
    Depreciation                                                         37,712            24,683           18,910
    Investor relations and transfer agent fee                           173,268            96,954          241,573
    Office and miscellaneous                                             83,854            77,703           48,398
    Professional fees                                                   190,638            53,548           23,338
    Rent                                                                 70,538            61,126           28,978
    Research and development                                             67,615             2,523               --
    Shipping                                                             19,203            10,771           13,563
    Telecommunications                                                   41,445             9,326            5,616
    Travel                                                              150,116            50,213           23,125
    Utilities                                                            17,246                --               --
    Wages                                                               476,931           414,885          246,955
                                                                      1,664,146           997,899          806,020
                                                                  --------------    --------------   --------------
INCOME (LOSS) BEFORE OTHER INCOME                                      (706,090)         (467,129)        (134,554)
OTHER INCOME
    Interest                                                            203,310            67,228               --
    Gain on disposal of property and equipment                               --                --              863
                                                                  --------------    --------------   --------------

                                                                        203,310            67,228              863
INCOME (LOSS) BEFORE INCOME TAXES                                      (502,780)         (399,901)        (133,691)
INCOME TAXES (RECOVERY)                                                 (25,892)          (21,456)         100,264
                                                                  --------------    --------------   --------------

NET INCOME (LOSS)                                                 $    (476,888)    $    (378,445)   $    (233,955)

NET INCOME (LOSS) PER SHARE (NOTE 12)                             $       (0.04)    $       (0.04)   $       (0.03)
                                                                  --------------    --------------   --------------

WEIGHTED AVERAGE NUMBER OF SHARES                                    11,734,880        10,555,754        9,247,949
                                                                  --------------    --------------   --------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (U.S. DOLLARS)

                                                                Capital in                                 Accumulated     Total
                                                                 Excess of                                  Earnings   Stockholders'
                                                                 Par Value      Share         Other       (Deficiency)    Equity
                                                                As Restated  Subscription  Comprehensive   As Restated  As Restated
                                          Shares     Par Value    Note 2)     Receivable   Income (Loss)     (Note 2)     (Note 2)
                                       ------------ ----------- ----------- ------------- -------------- ------------- -------------
Balance December 31, 2001              $ 9,272,816  $    9,272  $  563,713  $         --  $     (23,842) $    (18,529) $    530,614
Shares issued:
     For cash
         Private placement               1,828,600       1,829   5,998,271            --             --            --     6,000,100
         Exercise of stock options         439,500         439     150,686            --             --            --       151,125
     For services                           30,000          30      44,370            --             --            --        44,400
     Share issue costs                          --          --    (250,000)           --             --            --      (250,000)
     Share subscription                         --          --          --       (33,000)            --            --       (33,000)
     Payment of subscription receivable                                           16,783                                     16,783
     Stock option compensation                  --          --     117,608            --             --            --       117,608
Translation adjustment                          --          --          --            --          2,488            --         2,488
Net loss                                        --          --          --            --             --      (378,445)     (378,445)
                                       ------------ ----------- ----------- ------------- -------------- ------------- -------------
Comprehensive income                                                                                                       (375,957)

Balance December 31, 2002               11,570,916      11,570   6,624,648       (16,217)       (21,354)     (396,974)    6,201,673
Shares issued:
     Exercise of stock options             124,000         124      64,695            --             --            --        64,819
     For investment                        100,000         100     270,900            --             --            --       271,000
     Payment of subscription receivable         --          --          --        16,217             --            --        16,217
     Stock option compensation reversal         --          --     122,570            --             --            --       122,570
Translation adjustment                          --          --          --            --         24,377                      24,377
Net income                                      --          --          --            --             --      (476,888)     (476,888)
                                       ------------ ----------- ----------- ------------- -------------- ------------- -------------
Comprehensive income                                                                                                       (452,511)

Balance December 31, 2003               11,794,916      11,794   7,082,813            --          3,023      (873,862)    6,223,768
                                       ------------ ----------- ----------- ------------- -------------- ------------- -------------


               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (U.S. DOLLARS)

                                                                         Year Ended December 31,
                                                             -------------------------------------------------
                                                                 2003             2002
                                                              As Restated      As Restated
                                                               (Note 2)         (Note 2)            2001
                                                             --------------  ---------------    --------------
Operating activities:
     Net income (loss)                                       $    (476,888)  $     (378,445)    $    (233,955)
     Adjustments for
         Depreciation                                               37,712           24,683            18,910
         Stock compensation expense                                122,570          117,608           256,076
         Gain on disposal of property and equipment                     --               --              (863)
         Non-cash services                                              --           44,400           141,510
                                                             --------------  ---------------    --------------
     Changes in non-cash working capital                          (316,606)        (191,754)          181,678
         Accounts receivable                                      (239,016)          (8,848)           98,009
         Income tax recoverable                                     31,771         (136,122)          (72,490)
         Inventory                                                  (9,108)         (22,132)          (88,185)
         Prepaid expenses                                           51,220          (28,030)          (53,140)
         Accounts payable and accrued liabilities                  104,497           32,554             8,170
         Unrealized foreign exchange (gain) loss                        --              627           (10,500)
         Increase in amounts due to shareholders                     7,700               --
Cash flows from (used in) operating activities                    (369,542)        (353,705)           63,542
                                                             --------------  ---------------    --------------
Investing activities
     Acquisition (disposal) short-term investments                  28,658       (5,062,495)               --
     Loan receivable                                                (7,503)            (566)           (9,516)
     Acquisition of property and equipment                         (76,735)         (80,496)          (39,246)
     Acquisition of investments                                         --          (32,500)               --
     Note receivable                                                    --            9,225            (9,225)
Cash flows (used in) investing activities                          (55,580)      (5,166,832)          (57,987)
                                                             --------------  ---------------    --------------
Financing activities
     Proceeds from issuance of common shares                        64,819        5,868,225             4,125
     Subscriptions received                                         16,217           16,783                --
Cash flows from financing activities                                81,036        5,885,008             4,125
Effect of exchange rate changes on cash                             24,377            1,861           (11,503)
Net increase (decrease) in cash                                   (319,709)         366,332            (1,823)
Cash and cash equivalents, beginning                               556,789          190,457           192,280
Cash and cash equivalents, ending                            $     237,080   $      556,789     $     190,457
                                                             --------------  ---------------    --------------
Supplemental disclosure of cash flow information:
     Additional information
         Interest                                            $     203,310   $       67,228     $          --
         Income taxes                                               60,351          115,472            85,126
     Non-cash transactions
         Issue of common stock for investment
             (2002 - services)                                     271,000           44,400           140,000
         Sale of trailer - exchange for rent                            --               --             1,510
                                                             --------------  ---------------    --------------


               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                 (U.S. DOLLARS)

1.       BASIS OF PRESENTATION.

         These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the "Company"), and its wholly-owned subsidiaries Flexible Solutions, Ltd. ("Flexible Ltd.") and WaterSavr Global Solutions Inc. All inter-company balances and transactions have been eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

         On June 30, 1998, the Company completed the acquisition of all of the shares of Flexible Ltd. The acquisition was effected through the issuance of 7,000,000 shares of common stock by the Company with former shareholders of the subsidiary receiving all of the total shares then issued and outstanding. The transaction has been accounted for as a reverse-takeover.

         Flexible Ltd. is accounted for as the acquiring party and the surviving entity. As Flexible Ltd. is the accounting survivor, the consolidated financial statements presented for all periods are those of Flexible Ltd. The shares issued by the Company pursuant to the 1998 acquisition have been accounted for as if those shares had been issued upon the organization of Flexible Ltd.

         On May 2, 2002, the Company established WaterSavr Global Solutions Inc. through the issuance of 100 shares of common stock.

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

         The following presents the effect on the Company's previously issued financial statements for the years ended December 31, 2003 and 2002:

Balance sheet as at December 31, 2003 -

----------------------------------------------------------------------------------------------------------------------
                                                             Previously          Increase
                                                              Reported          (Decrease)           Restated
                                                          -----------------   ----------------    ----------------

Capital in excess of par value                            $      7,306,613    $      (223,800)    $     7,082,813
Accumulated deficiency                                          (1,097,662)           223,800            (873,862)
----------------------------------------------------------------------------------------------------------------------

Statement of operations for the year ended December 31, 2003 -

----------------------------------------------------------------------------------------------------------------------
                                                             Previously          Increase
                                                              Reported          (Decrease)           Restated
                                                          -----------------   ----------------    ----------------

Expenses                                                  $       (816,054)   $     2,480,200     $     1,664,146
Income (Loss) before other item                                  1,774,110         (2,480,200)           (706,090)
Income (Loss) before income taxes                                1,977,420         (2,480,200)           (502,780)
Net Income (Loss)                                                2,003,312        (2,480, 200)           (476,888)
Net Income (Loss) per share                                           0.17              (0.21)              (0.04)
----------------------------------------------------------------------------------------------------------------------

Statement of cash flow for the year ended December 31, 2003 -

----------------------------------------------------------------------------------------------------------------------
                                                             Previously          Increase
                                                              Reported          (Decrease)           Restated
                                                          -----------------   ----------------    ----------------

Net Income (Loss)                                         $      2,003,312    $    (2,480,200)    $      (476,888)
Stock option compensation                                       (2,357,630)         2,480,200             122,570
----------------------------------------------------------------------------------------------------------------------

Balance sheet as at December 31, 2002 -

----------------------------------------------------------------------------------------------------------------------
                                                             Previously          Increase
                                                              Reported          (Decrease)           Restated
                                                          -----------------   ----------------    ----------------

Capital in excess of par value                            $      9,328,648    $    (2,704,000)    $     6,624,648
Accumulated deficiency                                          (3,100,974)         2,704,000            (396,974)
----------------------------------------------------------------------------------------------------------------------
Statement of operations for the year ended December 31, 2002 -

----------------------------------------------------------------------------------------------------------------------
                                                             Previously          Increase
                                                              Reported          (Decrease)           Restated
                                                          -----------------   ----------------    ----------------

Expenses                                                  $      3,701,899    $    (2,704,000)    $       997,899
Income (Loss) before other item                                 (3,171,129)         2,704,000            (467,129)
Income (Loss) before income taxes                               (3,103,901)         2,704,000            (399,901)
Net Income (Loss)                                               (3,082,445)         2,704,000            (378,445)
Net Income (Loss) per share                                          (0.29)         2,704,000               (0.04)
----------------------------------------------------------------------------------------------------------------------

Statement of cash flows for the year ended December 31, 2002 -

----------------------------------------------------------------------------------------------------------------------
                                                             Previously          Increase
                                                              Reported          (Decrease)           Restated
                                                          -----------------   ----------------    ----------------

Net Income (Loss)                                         $     (3,082,445)   $     2,704,000     $      (378,445)
Stock option compensation                                        2,821,608         (2,704,000)            117,608
----------------------------------------------------------------------------------------------------------------------

3.       COMPARATIVE FIGURES.

         Certain of the comparative figures have been reclassified to conform with the current year's presentation.

4.       SIGNIFICANT ACCOUNTING POLICIES.

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

         (c)      Property, Equipment and Leaseholds.

         The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

---------------------------------------- ---------------------------------------
Computer hardware                        30% Declining balance
Furniture and fixtures                   20% Declining balance
Manufacturing equipment                  20% Declining balance
Office equipment                         20% Declining balance
Leasehold improvements                   Straight-line over lease term
---------------------------------------- ---------------------------------------

         Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write-downs have been necessary to date.

         (d)      Foreign Currency.

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

         (e)      Revenue Recognition.

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

         (f)      Stock Issued in Exchange for Services.

         The valuation of the Company's common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions.

         (g)      Stock-based Compensation.

         The Company applies the fair value based method of accounting prescribed by FAS No. 123 in accounting for stock issued in exchange for services to consultants and non-employees.

         FAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans to employees at fair value. The Company has chosen to account for stock-based compensation plans to employees and directors using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options for employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company adopts the disclosure provisions of FAS No. 123 for stock options granted to employees and directors. The Company discloses on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes option-pricing model.

         (h)      Comprehensive Income.

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

         (i)      Income (Loss) Per Share.

         Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the year ending December 31, 2003, 2002 and 2001, all outstanding options were anti-dilutive.

         (j)      Use of Estimates.

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact the results of operations and cash flows.

         (k)      Financial Instruments.

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

                  (iii) In November 2001, the FASB issued EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred. This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance was implemented January 1, 2002. The Company does not expect this guidance to have a material impact on its financial statements.

5.       SHORT-TERM INVESTMENT.

         Short-term investment consists of a certificate of deposit bearing interest at 4.03% and maturing September 11, 2005. The Company will incur a penalty if principle is withdrawn before the maturity date. The amount of the penalty equals one-half of the remaining days in the term daily compounded interest on the total amount withdrawn. If the accrued interest is less than the calculated penalty at the time of withdrawal, the difference between the penalty and the accrued interest will be deducted from the principal.

6.       LOAN RECEIVABLE.

         ----------------------------------------- -------------- -- -----------
                                                       2003             2002
                                                   --------------    -----------
         5% loan receivable due on demand          $      17,585     $   10,082
         ----------------------------------------- -------------- -- -----------

7.       PREPAID EXPENSES.

         ----------------------------------------- -------------- -- -----------
                                                       2003             2002
                                                   --------------    -----------
         Deposits for materials purchases          $          --     $   13,578
         Security deposit and prepaids                    36,101         73,743
                                                   -------------- -- -----------
                                                   $      36,101     $   87,321
         ----------------------------------------- -------------- -- -----------

8.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

--------------------------------------------------------------------------------------------------------------
                                                              Accumulated           2003             2002
                                             Cost            Amortization            Net             Net
                                       -----------------   ------------------  ----------------  -------------
Computer hardware                      $         15,983    $           6,716   $         9,267   $      6,232
Furniture and fixtures                            5,126                1,833             3,293          3,511
Office equipment                                 22,061                6,866            15,195         12,959
Manufacturing equipment                         232,108               98,825           133,283         98,244
Trailer                                           1,786                  268             1,518             --
Leasehold improvements                           12,279                7,246             5,033          7,620
                                       -----------------------------------------------------------------------
                                       $        289,343             $121,754          $167,589       $128,566
--------------------------------------------------------------------------------------------------------------

9.       INVESTMENTS.

 ------------------------------------------------- -------------- -- -----------
                                                       2003             2002
                                                   --------------    -----------
 Ideal Business Solutions India Pty. Ltd.          $      32,500     $   32,500
 Tatko Inc.                                              271,000             --
                                                   -------------- -- -----------
                                                   $     303,500     $   32,500
 ------------------------------------------------- -------------- -- -----------

         The Company's purchase of 2,700 shares (or 10% of the total outstanding) of Ideal Business Solutions India Pty. Ltd. has been recorded at cost.

         On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. ("Tatko") for consideration of the issuance of 100,000 shares of its common stock. The option to purchase the shares of Tatko expires on May 31, 2008. The cost of the investment has been accounted for based on the fair market value of the Company's common stock on May 31, 2003.

10.      COMPREHENSIVE INCOME (LOSS).

--------------------------------------------------------------------------------------------------------------
                                                                2003                2002
                                                             As Restated        As Restated
                                                              (Note 2)            (Note 2)           2001
                                                          ------------------  -----------------  -------------
         Net income (loss)                                $        (476,888)  $       (378,445)  $   (233,955)
         Other comprehensive income                                  24,377              2,488        (22,003)
                                                          ----------------------------------------------------
                                                          $        (452,511)  $       (375,957)  $   (255,958)
--------------------------------------------------------------------------------------------------------------

11.      INCOME TAX.

         Total income tax expense differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 36% to income before income taxes. The income to which this is applied is as follows:

--------------------------------------------------------------------------------------------------------------
                                                                 2003               2002
                                                             As Restated        As Restated
                                                               (Note 2)           (Note 2)           2001
                                                           -----------------  -----------------  -------------
Income (loss) before income tax per entity                 $       (170,369)  $       (162,021)  $   (396,470)
         Flexible Solutions International, Inc.                      16,616            (56,264)        62,779
         Flexible Solutions, Ltd.                                  (349,027)          (181,616)            --
         WaterSavr Global Solutions Inc.
Consolidated income (loss) before income tax                       (502,780)          (399,901)      (333,691)
Permanent difference
Stock option benefit                                                122,570            117,608        256,076
Other
Stock issued for services                                                --             44,400        140,000
Miscellaneous                                                            --                 --            394
                                                           ---------------------------------------------------
Taxable income (loss) for tax purposes                     $       (380,210)  $       (237,893)  $     62,779
--------------------------------------------------------------------------------------------------------------


         Application of the federal and provincial statutory rate results in the following:

--------------------------------------------------------------------------------------------------------------
                                                                  2003              2002             2001
                                                             ---------------  -----------------  -------------
Expected tax expense (recovery) at statutory rates
         From Canadian operations                            $      (25,892)  $        (21,456)  $    100,264
         From U.S. operations                                      (110,984)           (84,691)        16,988
Decrease resulting from manufacturing and processing
     deduction                                                           --                 --        (18,395)
Other                                                                    --                 --          1,407
                                                             -------------------------------------------------
Income tax expense (recovery)                                $     (136,876)  $       (106,147)  $    100,264
--------------------------------------------------------------------------------------------------------------

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liability calculated at a 35% tax rate consists of the following:

 ------------------------------------------------------------------------------- -------------- -- -----------
                                                                                     2003             2002
                                                                                 --------------    -----------
 Non-capital loss carry-forwards                                                 $     226,931     $   93,858
       Book over tax value of property and equipment                                   (17,063)        (1,449)
       Valuation allowance                                                            (209,868)       (92,409)
                                                                                 -------------- -- -----------
                                                                                 $          --     $       --
 ------------------------------------------------------------------------------- -------------- -- -----------

         The Company's losses for income tax purposes are $648,375 (2002 - $268,165), which may be carried forward to apply against future income tax, expiring between 2010 and 2023 The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

                  ----------------------------- -------------------
                  2010                              $   79,113
                  2018                                  16,858
                  2019                                  13,414
                  2022                                 237,893
                  2023                                 301,097
                  ----------------------------- -------------------

12.      NET INCOME (LOSS) PER SHARE.

----------------------------------------------------------------------------------------------------------------------
                                                       Net Income (Loss)             Shares
                                                          (Numerator)             (Denominator)
                                                          As Restated              As Restated           Per Share
                                                            (Note 2)                (Note 2)              Amount
                                                     -----------------------   --------------------   ----------------
         2003 basic net income                       $             (476,888)            11,734,880              (0.04)
         2002 basic net loss                         $             (378,445)            10,555,754              (0.04)
         2001 basic net loss                         $             (233,955)             9,247,949              (0.03)
----------------------------------------------------------------------------------------------------------------------

         There were no preferred shares issued and outstanding for the years ended December 31, 2003, 2002 or 2001. The 2002 denominator excludes 3,671,800 shares that may be issued upon exercise of options as to do so would have been anti-dilutive for the 2002 per share loss.

13.      STOCK OPTIONS.

         The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price for incentive options (which may be granted to employees of the Company or its subsidiaries) is not less than the fair market value of the stock at the date of the grant, and the exercise price for non-qualified options (which may be granted to non-employees of the Company) is not less than 80% of the fair market value on the date of the grant. The fair market value is defined by the most recent closing sale price reported by the American Stock Exchange.

         The following table summarizes the Company's stock option activity for the years ended December 31, 2003 and 2002:

-------------------------------------------------------------------------------------------------------------------
                                                           Number of         Exercise Price      Weighted Average
                                                             Shares            Per Share          Exercise Price
                                                        -----------------  -------------------  -------------------
Balance, December 31, 2001                                     1,888,500     $0.25 - $3.50             $1.63
-------------------------------------------------------------------------------------------------------------------
   Granted                                                     2,222,800     $1.50 - $5.50             $4.78
   Exercised                                                    (439,500)    $0.25 - $1.50             $0.34
Balance, December 31, 2002                                     3,671,800     $0.25 - $5.50             $3.79
-------------------------------------------------------------------------------------------------------------------
   Granted                                                       256,000     $3.60 - $4.25             $3.61
   Exercised                                                    (124,000)    $0.25 - $2.28             $0.48
   Expired                                                    (2,109,800     $0.25 - $5.50             $4.72
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                     1,694,000     $1.00 - $4.25             $2.84
-------------------------------------------------------------------------------------------------------------------

         The Company applies APB Opinion No. 25 and related interpretations in accounting for it stock options granted to employees, and accordingly, compensation expense of nil (2002 - $85,000) was recognized as wages expense. Had compensation expense been determined as provided in FAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company's net income (loss) and per share amounts would be as follows:

-------------------------------------------------------------------------------------------------------------------
                                                              2003                2002
                                                          As Restated         As Restated
                                                            (Note 2)            (Note 2)               2001
                                                        -----------------  -------------------  -------------------
Net income (loss), as reported                          $       (476,888)  $         (378,445)  $         (233,955)
Net income (loss), pro forma                                    (557,767)          (1,000,296)            (955,071)
Net income (loss) per share, as reported                           (0.04)               (0.04)               (0.03)
Net income (loss) per share, pro forma                             (0.05)               (0.09)               (0.10)
-------------------------------------------------------------------------------------------------------------------

         The fair value of each option grant is calculated using the following weighted average assumptions:

-------------------------------------------------------------------------------------------------------------------
                                                              2003                2002                 2001
                                                        -----------------  -------------------  -------------------
Expected life - years                                               5.00                 5.00                 3.50
Interest rate                                                       2.87%                3.00%                4.00%
Volatility                                                         49.00%               72.30%               58.30%
Dividend yield                                                        --%                  --%                  --%
-------------------------------------------------------------------------------------------------------------------

         During the year ended December 31, 2003, the Company granted 205,000 (2002 - 2,097,000) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional consulting expense of $122,570 (2002 - $117,608). During the year ended December 31, 2003, the Company cancelled 2,000,000 stock options to consultants pursuant to the terms of the contract.

14.      CAPITAL STOCK.

         During the year ended December 31, 2003, the Company: (i) issued 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Tatko (see Note 8); and (ii) issued 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon exercise of stock options.

         During the year ended December 31, 2002, the Company: (i) completed two private placements whereby 400,000 shares of common stock were issued at prices ranging from $0.25 to $1.50 per share upon exercise of stock options; (ii) issued 439,500 shares of common stock at prices ranging from $0.25 to $1.50 per share upon exercise of stock options; and (iii) issued 30,000 shares of common stock at a price of $1.48 per share to an officer in lieu of six months of salary.

15.      SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

         The Company operates in a single segment, involving the development and marketing of two lines of energy and water conservation products, which consists of a (i) liquid swimming pool blanket which saves energy and water by storing evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blanket and is designed to be used in still or slow moving drinking water sources.

         The Company's sales in the United States and abroad amounted to 28% (2002 - 4%) of its total sales. The remainder was earned in Canada.

         All of the Company's long-lived assets are located in Canada.

         The Company had two major customers, Sun Solar and Ondeo, which comprised 97% of total sales for the year ended December 31, 2003 (2002 - 95%). The Company is exposed to concentrated credit risk with respect to its trade receivables from Sun Solar. It seeks to keep this risk to a minimum by granting only 45 days credit terms to the customer.

16.      COMMITMENTS.

         The Company is committed to minimum rental payments for property and premises aggregating approximately $201,482 over the term of a lease expiring September 30, 2006.

         Commitments in each of the next three years are approximately as follows:

                 -------------------------- --------------------
                 2004                                   $73,266
                 2005                                    73,266
                 2006                                    54,950
                 -------------------------- --------------------

17.      CONTINGENCIES.

         On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of the Company's common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding the Company seeks return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003, the Company obtained an injunction freezing the transfer of the shares. The proceeding is still in a discovery phase.

         On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, WaterSavr Global Solutions Inc. ("WGS"), the wholly-owned subsidiary of the Company, and Daniel
B. O'Brien , the Company's Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The Company considers the case without merit and is planning to dispute the matter vigorously. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of the plaintiff's disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company's consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable.

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

         Effective April 2003, we engaged Cinnamon Jang Willoughby & Company, Certified Public Accountants, to serve as the principal accountant to audit our financial statements for the fiscal year ending December 31, 2003. Pannell Kerr Forster ("PKF"), our former accountant, continued to serve as the principal accountant to audit our financial statements for the fiscal year ended December 31, 2002, through the completion of that audit and the date of our Annual Report on Form 10-K for that period, as well as through the three months ended March 31, 2003 and the date of our Quarterly Report on Form 10-QSB for that period. The change in our principal accountant was approved by the Audit Committee.

         During the fiscal years ended December 31, 2001 and December 31, 2002 and the period from December 31, 2002 to the date of the filing with the SEC of our Quarterly Report on Form 10-QSB for the three months ended March 31, 2003, we did not have any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-B under the Securities Exchange Act of 1934, as amended, with PKF, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to PKF's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

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

Item 8B.          Other Information.

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth our directors and officers and their respective ages and positions:

----------------------- ------- ------------------------------------------------
Name                      Age   Position
----                      ---   --------
Daniel B. O'Brien         47    President, Chief Executive Officer, Director
John H. Bientjes          51    Director
Dr. Robert N. O'Brien     82    Director
Dale Friend               47    Director
----------------------- ------- ------------------------------------------------

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

         Dale Friend was elected a director in December 2002. She was a Senior Trust Analyst for Alderwoods Group, a company engaged in funeral and mortuary services, from August 2002 to February 2003. She also served as an Advanced Accountant for such firm from 1999 to August 2002. From 1979 to 1998, Ms. Friend was with Telus in various accounting, auditing and financial planning positions.

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

         Audit Committee

         Our Audit Committee, consisting of John Bientjes and Dale Friend, both of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications among our board of directors, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee held four meetings in fiscal 2003 and all members participated. Our board of directors has determined that Mr. Bientjes meets the SEC's definition of audit committee financial expert. Both of the members of the Audit Committee are "independent," as such term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Securities Exchange Act of 1934, as amended.

         Compensation Committee

         Our Compensation Committee, consisting of Dr. Robert O'Brien and John Bientjes, establishes salary, incentive and other forms of compensation for our Chief Executive Officer, and administers our stock option programs. Our Compensation Committee meets periodically with management and our independent auditors. The Compensation Committee did not hold any meetings in fiscal 2003.

CODE OF ETHICS

         Between the year ended December 31, 2003 and July 2005, we had not adopted a written Code of Ethics applicable to our senior management and senior financial staff. However, effective as of August 2005, our board of directors has adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as to the other senior management and senior financial staff of our company. Our Code of Ethics complies with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules and regulations issued thereunder for codes of ethics applicable to such officers. Our board of directors has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the SEC. Interested persons can obtain a copy of our Code of Ethics, without charge and upon request, by writing to: Investor Relations, c/o Flexible Solutions International, Inc. 615 Discovery St., Victoria, British Columbia, V8T 5G4, CANADA. Interested persons may also obtain a copy of our Code of Ethics by printing it from the "Investor Info--Insider Trading Reports" page of our website, at http://www.flexiblesolutions.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2003.

Item 10.          Executive Compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about the compensation paid or accrued to the person who was our Chief Executive Officer (the "named executive officer") during the fiscal year ended December 31, 2003.

----------------------------------------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                        LONG TERM COMPENSATION AWARDS
                            ------------------------------------------------------------------------------------------------
                                                                              AWARDS                      PAYOUTS
                                                                     -------------------------- ----------------------------
     NAME AND        YEAR      SALARY       BONUS         OTHER      RESTRICTED    SECURITIES
                                                          ANNUAL        STOCK      UNDERLYING      LTIP          OTHER
PRINCIPAL POSITION                                     COMPENSATION    AWARDS     OPTION/ SARS    PAYOUTS    COMPENSATION
----------------------------------------------------- --------------------------- ------------- ----------------------------
                                ($)          ($)           ($)           ($)          (#)           ($)           ($)
Daniel B. O'Brien    2003     $40,000        --            --            --          20,000         --            --
President, Chief
Executive Officer    2002     $40,000        --            --            --          50,000         --            --
                     2001     $18,500        --            --            --         100,000         --            --
----------------------------------------------------------------------------------------------------------------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The following table provides certain information about the stock options granted to the named executive officer for the year ended December 31, 2003.

---------------------- -- ------------------------ -- ----------------------------- -- --------------- -- ----------------------
                           NUMBER OF SECURITIES        PERCENT OF TOTAL OPTIONS /       EXERCISE OR
                            UNDERLYING OPTIONS              SARS GRANTED TO              BASE PRICE
        NAME                    GRANTED (#)             EMPLOYEES IN FISCAL YEAR         ($/SHARE)           EXPIRATION DATE
----------------------    ------------------------    -----------------------------    ---------------    ----------------------
Daniel B. O'Brien              20,000 shares                     15.3%                     $3.60            December 31, 2008
---------------------- -- ------------------------ -- ----------------------------- -- --------------- -- ----------------------

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information about stock options exercised in fiscal 2003 and the value of unexercised stock options held as of December 31, 2003 by the named executive officer.

------------------------------------------------------------------------------------------------------------------------
                                                                                           VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED OPTIONS               IN-THE MONEY
                                                           AT FY-END (#)                   OPTIONS AT FY-END ($)
                                                  --------------------------------  ----------------- ------------------
       NAME             SHARES         VALUE       EXERCISABLE    UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                     ACQUIRED ON     REALIZED
                     EXERCISE (#)       ($)
------------------  -------------  ------------                                                     ------------------
Daniel B. O'Brien                                    150,000          20,000            $391,500              0
------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

         We have agreed to issue to our non-employee directors options to purchase 5,000 shares of our common stock annually for serving as a director. However, Dr. Robert N. O'Brien will not receive director options in any year in which he receives options for other services. We currently pay Dr. O'Brien additional options for assisting in research and development and patent prosecution. The amount of such options are determined annually by the Board of Directors with Dr. O'Brien abstaining from the vote on such matter. In fiscal 2003, Dr. O'Brien received the following options for such services and he did not receive director options:

OPTION PRICE                     NO. OF OPTIONS                EXPIRATION DATE
------------                     --------------                ---------------
    $3.60                            20,000                   December 31, 2008

         Our outside directors received the following options in fiscal 2003:


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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 17, 2004 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each member of our board of directors, (iii) the named executive officer, and (iv) by all of our executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

        --------------------------------------------------- ---------------------------------------------------------
                                                                         SHARES BENEFICIALLY OWNED (1)
                                                            ---------------------------------------------------------
                                                                   COMMON STOCK                   PERCENTAGE
                                                            ---------------------------    --------------------------
        Daniel B. O'Brien (2)(3)                                    4,756,000                        40.3%
        John H. Bientjes (2)(3)                                        40,000                           *
        Dr. Robert N. O'Brien (2)(3)                                1,825,000                        15.5%
        Dale Friend (2)(3)                                                 --                          --
        Sprott Asset Management, Inc. (4)                           1,089,099                         9.2%
        All directors and officers as a group (3 persons)           6,621,000                        56.1%
        --------------------------------------------------- --------------------------- -- --------------------------

-----------------------------
*  Less than 2%

(1) Applicable percentage of ownership at March 17, 2004, is based upon 11,794,919 shares of our common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 3, 2004, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2) Address for this shareholder is 615 Discovery Street, Victoria, British Columbia, V8T 5G4, CANADA.

(3) Includes shares which may be acquired on the exercise of stock options as follows:

         -------------------------------- --------------------- ------------------------- ---------------------------
         Name                                No. of Options          Exercise Price            Expiration Date
         ----                                --------------          --------------            ---------------
         Daniel O'Brien                          100,000                 $1.40                December 21, 2006
                                                  50,000                 $4.25                December 31, 2007
         Dr. Robert O'Brien                       50,000                 $1.40                December 21, 2006
                                                  25,000                 $4.25                December 31, 2007
         John Bientjes                             5,000                 $4.25                December 31, 2007
         Dale Friend                               5,000                 $4.25                December 31, 2007
         -------------------------------- --------------------- ------------------------- ---------------------------

         The total does not include the following shares which may be acquired on the exercise of stock options which are not exercisable until December 31, 2004.

         -------------------------------- --------------------- ------------------------- ---------------------------
         Name                                No. of Options          Exercise Price            Expiration Date
         ----                                --------------          --------------            ---------------
         Daniel O'Brien                          20,000                  $3.60                December 31, 2008
         John Bientjes                            5,000                  $3.60                December 31, 2008
         Dr. Robert O'Brien                      20,000                  $3.60                December 31, 2008
         Dale Friend                              5,000                  $3.60                December 31, 2008
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

Item 13.          Exhibits.

Number           Description
------           -----------

3.1              Articles of Incorporation of the Registrant. (1)
3.2              Bylaws of the Registrant. (1)
4.1              Option Granting Plan for the Term December 31, 2002 to December
                 31, 2003. (2)
10.1 Distribution Agreement dated June 1, 1998 between Flexible Solutions, Ltd. and Heliocol Canada Ltd. (now known as Sun Solar Energy Technologies). (1)
10.2 Global Supply and License Agreement between Registrant and Ondeo Nalco Company. (3)
10.3 Exclusive Distribution Agreement effective September 1, 2002 with Ondeo Nalco Company. (3)
21.1             Subsidiaries. (4)
23.1             Consent of Independent Accountants.*
23.2             Consent of Independent Accountants.*
31.1 Certification of Principal Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Principal Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*

------------------
 *            Filed herewith.
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Commission on March 29, 2004, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on March 5, 2003, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Cinnamon Jang Willoughby & Company, Certified Public Accountants ("CJW"), are our independent auditors and have examined our financial statements for the fiscal year ended December 31, 2003. Pannell Kerr Forster, Certified Public Accountants ("PKF"), were our independent auditors for the fiscal year ended December 31, 2002.

AUDIT FEES AND TAX FEES

         CJW was paid aggregate audit fees of $19,293.00 for the fiscal year ended December 31, 2003, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during this fiscal year, and aggregate tax fees of $1,400.00 for professional services rendered for tax compliance, tax advice and tax planning, including calculation and filing of income tax returns for the fiscal year ended December 31, 2003.

         PKF was paid aggregate audit and tax fees of $14,966 for the fiscal year ended December 31, 2002, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during this fiscal year, as well as for professional services rendered for tax compliance, tax advice and tax planning, including calculation and filing of income tax returns for the fiscal year ended December 31, 2002.

AUDIT-RELATED FEES

         Neither CJW nor PKF was paid any additional fees for either of the fiscal years ended December 31, 2003 or December 31, 2002, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

OTHER FEES

         Neither CJW nor PKF was paid any other fees for professional services during the fiscal years ended December 31, 2003 or December 31, 2002, respectively.

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

         During the year ended December 31, 2003, the Audit Committee approved 100% of the total fees that were paid to CJW. The Audit Committee has determined that the rendering of all other non-audit services by CJW is compatible with maintaining CJW's independence. During the year ended December 31, 2003, none of the total hours expended on our financial audit by CJW were provided by persons other than CJW's full-time permanent employees.

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

                                    FLEXIBLE SOLUTIONS INTERNATIONAL, INC.


                                    By:/s/ DANIEL B. O'BRIEN
                                       -----------------------------------------

                                    Name:  Daniel B. O'Brien
                                    Title: President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                 Title                       Date

/s/ DANIEL B. O'BRIEN    President and Chief Executive        December 5, 2005
-----------------------  Officer (principal executive
Daniel B. O'Brien        officer), Interim Chief Financial
                         Officer (principal accounting
                         officer), Director


                         Director
-----------------------
John H. Bientjes

/s/ ROBERT N. O'BRIEN    Director                             December 5, 2005
-----------------------
Robert N. O'Brien

/s/ DALE FRIEND          Director                             December 5, 2005
-----------------------
Dale Friend

/s/ ERIC G. HODGES       Director                             December 5, 2005
-----------------------
Eric G. Hodges