Form 10QSB/A
period 2004-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 11,819,916 shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2004.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  FORM 10-QSB/A

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at March 31, 2004.         1

         (b)  Unaudited Consolidated Statements of Operations for the Three
              Months Ended March 31, 2004 and 2003.                            2

         (c)  Unaudited Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2004 and 2003.                            3

         (d)  Notes to Unaudited Consolidated Financial Statements for the
              Period Ended March 31, 2004.                                     4

Item 2.  Management's Discussion and Analysis or Plan of Operation.            7

Item 3.  Controls and Procedures.                                             10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         11

Item 3.  Defaults Upon Senior Securities.                                     11

Item 4.  Submission of Matters to a Vote of Security Holders.                 11

Item 5.  Other Information.                                                   11

Item 6.  Exhibits.                                                            11

SIGNATURES                                                                    12

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, which was previously filed with the Securities and Exchange Commission on May 14, 2004.

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

         In accordance with this determination to restate the Restated Periods, we revised the disclosures for stock-based compensation expense as required under Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. In particular, we adjusted the stock-based compensation expense in our financial statements and notes thereto recorded in connection with our grant of an option to purchase 2,000,000 shares of our common stock in September 2002 pursuant to the terms of a distribution agreement. Additional information on this restatement and its effects on our financial condition and results of operations can be found in our Notes to Unaudited Consolidated Financial Statements contained herein.

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on May 14, 2004 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AT MARCH 31, 2004
                                 (U.S. DOLLARS)

                                                                        MARCH 31,
                                                                           2004               DECEMBER 31,
                                                                       AS RESTATED                2003
                                                                         (NOTE 4)             AS RESTATED
                                                                       (UNAUDITED)              (NOTE 4)
                                                                     -----------------      -----------------
ASSETS
CURRENT
  Cash and cash equivalents                                          $      1,657,930       $        237,080
  Short term investments                                                    3,508,102              5,033,837
  Accounts receivable                                                         127,621                294,238
  Income tax receivable                                                        85,123                 86,243
  Loan receivable                                                              32,453                 17,585
  Inventory                                                                   183,820                212,938
  Prepaid expenses                                                             51,910                 36,101
                                                                     -----------------      -----------------

                                                                            5,646,958              5,918,022
PROPERTY AND EQUIPMENT                                                        175,975                167,589
INVESTMENT                                                                    303,500                303,500
DEFERRED ACQUISITION COSTS                                                     90,912                     --
                                                                     -----------------      -----------------
                                                                     $      6,217,346       $      6,389,111
                                                                     -----------------      -----------------

LIABILITIES
CURRENT
  Due to shareholders                                                $             --       $          7,700
  Accounts payable and accrued liabilities                                    124,656                157,643
                                                                     -----------------      -----------------
                                                                              124,656                165,343

STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each 1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
  11,819,916 (2003: 11,794,916) common shares                                  11,817                 11,794
CAPITAL IN EXCESS OF PAR VALUE                                              7,190,225              7,082,813
OTHER COMPREHENSIVE INCOME (LOSS)                                              15,371                  3,023
DEFICIT                                                                    (1,124,723)              (873,862)
                                                                     -----------------      -----------------

TOTAL STOCKHOLDER'S EQUITY                                                  6,092,690              6,223,768
                                                                     -----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $     6,217,346        $      6,389,111
                                                                     -----------------      -----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                          2004                    2003
                                                                       AS RESTATED            AS RESTATED
                                                                        (NOTE 4)                (NOTE 4)
                                                                    ------------------      -----------------
SALES                                                               $         488,110       $      1,281,266
COST OF SALES                                                                 305,919                687,067
                                                                    ------------------      -----------------

GROSS PROFIT                                                                  182,191                594,199
                                                                    ------------------      -----------------

OPERATING EXPENSES
  Wages                                                                       114,470                138,670
  Administrative salaries and benefits                                         24,847                 17,642
  Advertising and promotion                                                     7,730                     --
  Investor relations and transfer agent fee                                    64,678                 33,120
  Office and miscellaneous                                                     34,590                 46,022
  Rent                                                                         21,349                 14,398
  Consulting                                                                   74,678                106,012
  Professional fees                                                            36,508                 23,063
  Travel                                                                       23,576                 34,184
  Telecommunications                                                            5,700                  8,762
  Shipping                                                                      3,142                  3,692
  Research                                                                      9,161                 17,531
  Currency exchange                                                               422                 16,167
  Utilities                                                                     5,365                     --
  Depreciation                                                                  9,952                  7,811
                                                                    ------------------      -----------------
                                                                              436,168                467,074
                                                                    ------------------      -----------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                          (253,977)               127,125
INTEREST INCOME                                                                 3,116                 50,268
                                                                    ------------------      -----------------

INCOME (LOSS) BEFORE INCOME TAX                                              (250,861)               177,393
INCOME TAX (RECOVERY)                                                              --                 50,692
                                                                    ------------------      -----------------

NET INCOME (LOSS)                                                            (250,861)               126,701
                                                                    ------------------      -----------------
DEFICIT, BEGINNING                                                           (873,862)              (396,974)
                                                                    ------------------      -----------------
DEFICIT, ENDING                                                     $      (1,124,723)      $       (270,273)
                                                                    ------------------      -----------------

NET INCOME (LOSS) PER SHARE                                         $           (0.02)      $           0.01
                                                                    ------------------      -----------------

WEIGHTED AVERAGE NUMBER OF SHARES                                          11,807,801             11,610,138
                                                                    ------------------      -----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------------------
                                                                               2004                     2003
                                                                            AS RESTATED             AS RESTATED
                                                                             (NOTE 4)                 (NOTE 4)
                                                                       ----------------------   ---------------------
OPERATING ACTIVITIES
  Net income (loss)                                                    $            (250,861)   $            126,701
  Stock compensation expense                                                          66,935                  98,264
  Depreciation                                                                         9,952                   7,811
Changes in non-cash working capital items:
  Accounts receivable                                                                166,617                (701,638)
  Inventory                                                                           29,118                  99,814
  Prepaid expenses                                                                   (15,809)                 10,867
  Accounts payable                                                                   (32,987)                105,070
  Income tax receivable                                                                1,120                  31,239
  Decrease in due to shareholders                                                     (7,700)                     --
  Unrealized foreign exchange gain/loss                                                   --                  37,277
                                                                       ----------------------   ---------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (33,615)               (184,595)
                                                                       ----------------------   ---------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                              (18,338)                (12,226)
  Purchase of short-term investments                                               1,525,735                      --
  Loan receivable                                                                    (14,868)                   (882)
  Incurred acquisition costs                                                         (90,912)                     --
                                                                       ----------------------   ---------------------

CASH USED IN INVESTING ACTIVITIES                                                  1,401,617                 (13,108)
                                                                       ----------------------   ---------------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                              40,500                  38,500
                                                                       ----------------------   ---------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                 40,500                  38,500
                                                                       ----------------------   ---------------------

Effect of exchange rate changes on cash                                               12,348                   7,906
                                                                       ----------------------   ---------------------

INFLOW (OUTFLOW) OF CASH                                                           1,420,850                (151,297)
Cash and cash equivalents, beginning                                                 237,080                 556,789
                                                                       ----------------------   ---------------------

CASH AND CASH EQUIVALENTS, ENDING                                      $           1,657,930    $            405,492
                                                                       ----------------------   ---------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                    $                  --    $             50,692
  Interest received                                                                    3,116                  50,268
                                                                       ----------------------   ---------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2004
                                 (U.S. DOLLARS)

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

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2004, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY.

         (a) The Company has previously granted stock options to consultants and has recognized consulting expense applying Statement of Financial Accounting Standard ("FAS") No. 123 using the Black-Scholes option-pricing model, which resulted in expense of $66,935.15 for the three months ended March 31, 2004.

         (b) The following table summarizes the Company's stock option activity for the period:

          ----------------------------------------------------------------------------------------------------------
                                                                                2004
                                                                                                   Weighted
                                                                              Exercise             Average
                                                       Number                  Price               Exercise
                                                     of Shares               Per Share              Price
                                                 -------------------    ---------------------  -----------------

          Balance, December 31, 2004                     1,694,000        $ 1.00 to $ 4.25     $           2.84
               Granted During the Period                        --              --                           --
               Exercised                                   (25,000)      $ (1.40 to $ 2.50)               (1.62)
          ----------------------------------------------------------------------------------------------------------

          Balance, March 31, 2004                         1,669,000       $ 1.00 to $ 4.25     $           3.06
          ----------------------------------------------------------------------------------------------------------

3.       CONTINGENCIES.

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

         The following presents the effect on the Company's previously issued financial statements for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003:

         Balance sheet as at March 31, 2004 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Capital in excess of par value          $         7,414,025     $          (223,800)    $         7,190,225
        ----------------------------------------------------------------------------------------------------------------
        Accumulated deficiency                           (1,348,523)                223,800              (1,124,723)
        ----------------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended March 31, 2004 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Deficit, beginning                      $        (1,097,662)    $          (223,800)    $          (873,862)
        ----------------------------------------------------------------------------------------------------------------
        Deficit, ending                                  (1,348,523)                223,800              (1,124,723)
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
        ----------------------------------------------------------------------------------------------------------------

         Balance sheet as at December 31, 2003 -

        ----------------------------------------------------------------------------------------------------------------
                                                    Previously               Increase
                                                     Reported               (Decrease)               Restated
                                                --------------------    --------------------    --------------------

        Capital in excess of par value          $         7,306,613                (223,800)    $         7,082,813
        ----------------------------------------------------------------------------------------------------------------
        Accumulated deficiency                           (1,097,662)                223,800                (873,862)
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

         For the three months ended March 31, 2004, we experienced a loss of $250,861, as compared to net income of $126,701 for the three months ended March 31, 2003. We increased expenditures in the areas of WATER$AVR(R) product sales and marketing, as well as in investor relations. In addition, we regained the distribution of our residential swimming pool products and, as a result, added personnel, office space, equipment and marketing resources during the quarter.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three month periods ended March 31, 2004, as compared to the results of operations for the three month periods ended March 31, 2003, and to changes in our financial condition from December 31, 2003 to March 31, 2004.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         For the three months ended March 31, 2004, sales were $488,110, as compared to $1,281,266 for the three months ended March 31, 2003. This decrease in sales is the result of a decrease in sales of our Tropical Fish product, which occurred because our former exclusive distributor, Sun Solar Energy Technologies ("Sun Solar") continued to make sales to its customers of our Tropical Fish product after we terminated the relationship with Sun Solar. In addition, we experienced a reduction in sales in our WATER$AVR(R) product line division. During the quarter ended March 31, 2004, we changed the name of our residential swimming pool product from Tropical Fish to ECO$AVR(R) and have decided to distribute this product in-house. The product launch is scheduled for May 2004. We also had $479,000 in WATER$AVR(R) product sales to Ondeo Nalco Company ("Ondeo") in the quarter ended March 31, 2003 that were not repeated in the quarter ended March 31, 2004. In addition, the last shipment of our Tropical Fish product to Sun Solar ($108,000) was delayed through the quarter end and shipped on April 1, 2004. These items account for all of the quarter over quarter revenue change.

         Our cost of sales for the quarter ended March 31, 2004 was $305,919, a decrease from $687,067 for the quarter ended March 31, 2003. This represents an increase from 54% to 63% as a result of lower sales without an equivalent reduction in costs. This reduction can be attributed to the lack of WATER$AVR(R) product sales and consequent lower raw material input costs. The largest increases were in the area of consulting costs in connection with the overseas sales of our WATER$AVR(R) product line ($74,678 in the quarter ended March 31, 2004, as compared to $106,012 in the quarter ended March 31, 2003). In addition, professional fees increased from $23,063 in the quarter ended March 31, 2003 to $36,508 in the quarter ended March 31, 2004, in connection with an increase in fees payable to outside counsel for litigation-related services, and investor relations fees increased to $64,678 in the quarter ended March 31, 2004, as compared to $33,120 in the quarter ended March 31, 2003, as a result of increased efforts to raise awareness in the investing community. There were also decreases in the areas of wages ($114,470 in the quarter ended March 31, 2004, as compared to $138,670 in the quarter ended March 31, 2003), research and development ($9,161 in the quarter ended March 31, 2004, as compared to $17,531 in the quarter ended March 31, 2003), and travel-related costs ($23,576 in the quarter ended March 31, 2004, as compared to $34,184 in the quarter ended March 31, 2003). These decreases are related to the closing of the separate office housing personnel for our WATER$AVR(R) product line in Illinois, laying off non-performing sales staff and relocating such office to Victoria, British Columbia.

         Our operating expenses were $436,168 for the three months ended March 31, 2004, a marginal decrease from $467,074 for the three months ended March 31, 2003. Our loss for the quarter ended March 31, 2004 of $250,861, was a significant decrease from the profit of $126,701 for the quarter ended March 31, 2003. This loss was caused by decreased sales in our WATER$AVR(R) product division, combined with continued efforts to close new direct sales of our WATER$AVR(R) product in Asia and the United States. Our loss per share was $0.02 for the three months ended March 31, 2004, as compared to a profit of $0.01 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had cash on hand of $1,657,930, which represents an increase as compared to our cash on hand of $405,492 for the quarter ended March 31, 2003. As of March 31, 2004, we had working capital of $5,522,302, which represented a decrease in comparison to our working capital of $5,752,679 for the period ended December 31, 2003. This decrease was a result of operational costs incurred to market our WATER$AVR(R) product line during the three months ended March 31, 2004. We have no external sources of liquidity in the form of credit lines from banks.

         Our management believes that our available cash will be sufficient to fund our working capital requirements through December 31, 2004. Our management further believes that available cash will be sufficient to implement our expansion plans. No investment banking agreements are in place and there is no guarantee that we will be able to raise capital in the future should that become necessary.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

         On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against us, WaterSavr Global Solutions Inc. ("WGS"), our wholly-owned subsidiary, and Daniel B. O'Brien, our Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. We consider the case to be without merit and are planning to dispute the matter vigorously. In addition, we intend to file counterclaims against the plaintiff for failure to repay financial obligations owed to us of almost $40,000, as well as unspecified damages arising out of the plaintiff's disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in our consolidated financial statements as the outcome of the claim filed by the plaintiff is not yet determinable.

         On May 1, 2003, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of our common stock and the repayment of a $25,000 loan, which were provided to the defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding we seek return of such shares after defendant's failure to both return the shares voluntarily and repay the note. On May 7, 2003, we obtained an injunction freezing the transfer of the shares. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in our consolidated financial statements as the outcome of this claim is not yet determinable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended March 31, 2004, our employees exercised options to purchase a total of 15,000 shares of our common stock, for an aggregate exercise price of $21,000.00. In addition, during the quarter ended March 31, 2004, our non-employee consultants exercised options to purchase a total of 10,000 shares of our common stock, for an aggregate exercise price of $19,500.00. The capital raised from these exercises was used for working capital purposes.

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

Dated:  December 5, 2005.

                                   FLEXIBLE SOLUTIONS INTERNATIONAL, INC.


                                   By:     /s/ DANIEL B. O'BRIEN
                                           -------------------------------------

                                   Name:   Daniel B. O'Brien
                                   Title:  President and Chief Executive Officer