Form 10QSB/A
period 2004-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ---------------------


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 11,831,916 shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2004.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                  FORM 10-QSB/A

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at June 30, 2004.          1

         (b)  Unaudited Consolidated Statements of Operations for the
              Six Months Ended June 30, 2004 and 2003.                         2

         (c)  Unaudited Consolidated Statements of Operations for the
              Three Months Ended June 30, 2004 and 2003.                       3

         (d)  Unaudited Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2004 and 2003.                         4

         (e)  Notes to Unaudited Consolidated Financial Statements for
              the Period Ended June 30, 2004.                                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation.           13

Item 3.  Controls and Procedures.                                             16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         17

Item 3.  Defaults Upon Senior Securities.                                     17

Item 4.  Submission of Matters to a Vote of Security Holders.                 17

Item 5.  Other Information.                                                   18

Item 6.  Exhibits.                                                            18

SIGNATURES                                                                    19

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004, which was previously filed with the Securities and Exchange Commission on August 16, 2004.

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

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on August 16, 2004 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2004 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AT JUNE 30, 2004
                                 (U.S. DOLLARS)

                                                                            JUNE 30,
                                                                              2004                DECEMBER 31,
                                                                          AS RESTATED                 2003
                                                                            (NOTE 7)              AS RESTATED
                                                                          (UNAUDITED)               (NOTE 7)
                                                                       -------------------      -----------------
ASSETS
CURRENT
  Cash and cash equivalents                                            $          738,337       $        237,080
  Short-term investments                                                        1,334,649              5,033,837
  Accounts receivable                                                             533,220                294,238
  Income tax receivable                                                            84,003                 86,243
  Loan receivable                                                                  17,540                 17,585
  Inventory                                                                       841,398                212,938
  Prepaid expenses                                                                 69,820                 36,101
                                                                       -------------------      -----------------
                                                                                3,618,967              5,918,022

PROPERTY AND EQUIPMENT                                                          5,252,053                167,589
INVESTMENT                                                                        303,500                303,500
                                                                       -------------------      -----------------
                                                                       $        9,174,520       $      6,389,111
                                                                       -------------------      -----------------

LIABILITIES
CURRENT
  Due to shareholders                                                  $               --       $          7,700
  Short-term loan                                                               3,150,000                     --
  Accounts payable and accrued liabilities                                        189,195                157,643
                                                                       -------------------      -----------------
                                                                                3,339,195                165,343

STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
  11,831,916 (2003: 11,794,916) common shares                                      11,832                 11,794
CAPITAL IN EXCESS OF PAR VALUE                                                  7,275,505              7,082,813
OTHER COMPREHENSIVE INCOME (LOSS)                                                      --                  3,023
DEFICIT                                                                        (1,452,012)              (873,862)
                                                                       -------------------      -----------------

TOTAL STOCKHOLDERS' EQUITY                                                      5,835,325              6,223,768
                                                                       -------------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        9,174,520       $      6,389,111
                                                                       -------------------      -----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------------------
                                                                              2004                    2003
                                                                          AS RESTATED             AS RESTATED
                                                                            (NOTE 7)                (NOTE 7)
                                                                       -------------------      -----------------
SALES                                                                  $        1,035,871       $      1,942,562
COST OF SALES                                                                     411,007              1,095,902
                                                                       -------------------      -----------------

GROSS PROFIT                                                                      624,864                846,660
                                                                       -------------------      -----------------

OPERATING EXPENSES
  Wages                                                                           257,716                333,872
  Administrative salaries and benefits                                             57,544                 39,475
  Advertising and promotion                                                        56,792                 29,158
  Investor relations and transfer agent fee                                       122,625                 68,667
  Office and miscellaneous                                                         96,922                 34,775
  Rent                                                                             52,216                 37,522
  Consulting                                                                      188,816                136,731
  Professional fees                                                               107,714                127,873
  Travel                                                                           49,514                 78,419
  Telecommunications                                                               14,714                 24,600
  Shipping                                                                         10,797                  8,279
  Research                                                                         15,842                 19,704
  Bad debt expense (recovery)                                                        (797)                    --
  Currency exchange                                                                 3,324                 62,959
  Utilities                                                                        14,198                 10,227
  Depreciation                                                                    185,547                 15,927
                                                                       -------------------      -----------------
                                                                                1,233,484              1,028,188
                                                                       -------------------      -----------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                              (608,620)              (181,528)
INTEREST INCOME                                                                    30,470                104,246
                                                                       -------------------      -----------------

INCOME (LOSS) BEFORE INCOME TAX                                                  (578,150)               (77,282)
INCOME TAX (RECOVERY)                                                                  --                 26,094
                                                                       -------------------      -----------------

NET INCOME (LOSS)                                                                (578,150)              (103,376)
DEFICIT, BEGINNING                                                               (873,862)              (396,974)
                                                                       -------------------      -----------------
DEFICIT, ENDING                                                        $       (1,452,012)              (500,350)

NET INCOME (LOSS) PER SHARE                                            $            (0.05)      $          (0.01)
                                                                       -------------------      -----------------

WEIGHTED AVERAGE NUMBER OF SHARES                                              11,819,916             11,677,988
                                                                       -------------------      -----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                       ------------------------------------------
                                                                              2004                    2003
                                                                          AS RESTATED              AS RESTATED
                                                                            (NOTE 7)                (NOTE 7)
                                                                       -------------------       ----------------
SALES                                                                  $          547,761        $       661,296
COST OF SALES                                                                     105,088                408,835
                                                                       -------------------       ----------------

GROSS PROFIT                                                                      442,673                252,461
                                                                       -------------------       ----------------

OPERATING EXPENSES
  Wages                                                                           143,246                195,202
  Administrative salaries and benefits                                             32,697                 21,833
  Advertising and promotion                                                        49,062                 13,094
  Investor relations and transfer agent fee                                        57,947                 35,547
  Office and miscellaneous                                                         62,332                  4,817
  Rent                                                                             30,867                 23,124
  Consulting                                                                      114,138                 30,719
  Professional fees                                                                71,206                104,810
  Travel                                                                           25,938                 44,235
  Telecommunications                                                                9,014                 15,838
  Shipping                                                                          7,655                  4,587
  Research                                                                          6,681                  2,173
  Bad debt expense (recovery)                                                        (797)                    --
  Currency exchange                                                                 2,902                 46,792
  Utilities                                                                         8,833                 10,227
  Depreciation                                                                    175,595                  8,116
                                                                       -------------------       ----------------
                                                                                  797,316                561,114

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                              (354,643)              (308,653)
INTEREST INCOME                                                                    27,354                 53,978
                                                                       -------------------       ----------------

INCOME (LOSS) BEFORE INCOME TAX                                                  (327,289)              (254,675)
INCOME TAX (RECOVERY)                                                                  --                (24,598)
                                                                       -------------------       ----------------

NET INCOME (LOSS)                                                                (327,289)              (230,077)
DEFICIT, BEGINNING                                                             (1,124,723)              (270,273)
                                                                       -------------------       ----------------
DEFICIT, ENDING                                                        $       (1,452,012)       $      (500,350)
                                                                       -------------------       ----------------

NET INCOME (LOSS) PER SHARE                                            $            (0.03)       $         (0.02)
                                                                       -------------------       ----------------

WEIGHTED AVERAGE NUMBER OF SHARES                                              11,819,916             11,709,916
                                                                       -------------------       ----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------------------
                                                                                                      2003
                                                                                                   AS RESTATED
                                                                              2004                   (NOTE 7)
                                                                       -------------------       ----------------
OPERATING ACTIVITIES
  Net income (loss)                                                    $         (578,150)       $      (103,376)
  Stock compensation expense                                                      135,230                110,671
  Depreciation                                                                    185,547                 15,927
Changes in non-cash working capital items:
  Accounts receivable                                                            (238,982)              (490,487)
  Inventory                                                                      (628,460)                57,589)
  Prepaid expenses                                                                (33,719)               (14,124)
  Accounts payable                                                                 31,552                 10,777
  Income tax receivable                                                             2,240                 87,024
  Decrease in due to shareholders                                                  (7,700)                    --
  Unrealized foreign exchange gain/loss                                                --                     --
                                                                       -------------------       ----------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (1,132,442)              (325,999)
                                                                       -------------------       ----------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                        (5,270,011)               (41,799)
  Short-term investments                                                        3,699,188                (91,071)
  Loan receivable                                                                      45                 (1,827)
  Acquisition of investments                                                           --               (271,000)
                                                                       -------------------       ----------------

CASH USED IN INVESTING ACTIVITIES                                              (1,570,778)              (405,697)
                                                                       -------------------       ----------------

FINANCING ACTIVITIES
  Subscriptions received                                                               --                 (4,560)
  Short term loan                                                               3,150,000                     --
  Proceeds from issuance of common stock                                           57,500                325,320
                                                                       -------------------       ----------------

CASH PROVIDED BY FINANCING ACTIVITIES                                           3,207,500                320,760
                                                                       -------------------       ----------------

Effect of exchange rate changes on cash                                            (3,023)                94,933
                                                                       -------------------       ----------------

INFLOW (OUTFLOW) OF CASH                                                          501,257               (316,003)
Cash and cash equivalents, beginning                                              237,080                556,789
                                                                       -------------------       ----------------

CASH AND CASH EQUIVALENTS, ENDING                                      $          738,337        $       240,786
                                                                       -------------------       ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                    $               --        $        78,378
  Interest received                                                    $           30,470        $       104,246
                                                                       -------------------       ----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2004
                                 (U.S. DOLLARS)

1.       BASIS OF PRESENTATION.

         These unaudited consolidated financial statements of Flexible Solutions International, Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2003 Annual Report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2004, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         Pursuant to a purchase agreement dated May 26, 2004, the Company acquired the assets of Donlar Corporation on June 9, 2004 and created a new company, NanoChem Solutions Inc. The purchase price of the transaction was $6,150,000, with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the Company issued a promissory note bearing interest at 4% to satisfy $3,150,000 of the purchase price. This note is due June 2, 2005 and all of the former Donlar assets were pledged as security.

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

         As at June 9, 2004:

------------------------------------------------------------ ------------------
Current assets                                               $       1,126,805
Property and equipment                                               5,023,195
                                                             ------------------
                                                                     6,150,000
Acquisition costs assigned to property and equipment                   314,724
------------------------------------------------------------ ------------------
Total assets acquired                                        $       6,464,724
------------------------------------------------------------ ------------------

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

2.       SIGNIFICANT ACCOUNTING POLICIES.

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

         (c)      Property, Equipment and Leaseholds.

                  The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

----------------------------------------------- --------------------------------
Computer hardware                               30% Declining balance
Furniture and fixtures                          20% Declining balance
Manufacturing equipment                         20% Declining balance
Office equipment                                20% Declining balance
Trailer                                         30% Declining balance
Building                                        10% Declining balance
Leasehold improvements                          Straight-line over lease term
----------------------------------------------- --------------------------------

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

         (g)      Stock-based Compensation.

                  The Company applies the fair value based method of accounting prescribed by the Statement of Financial Accounting Standards ("FAS") No. 123 in accounting for stock issued in exchange for services to consultants and non-employees.

                  FAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans to employees at fair value. The Company has chosen to account for stock-based compensation to employees and directors using Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options for employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

3.       PROPERTY, EQUIPMENT AND LEASEHOLDS AT JUNE 30, 2004.

        ----------------------------------- ------------------ ------------------- ---------------- -----------------
                                                                  Accumulated           2004              2003
                                                  Cost            Amortization           Net               Net
                                            ------------------ ------------------- ---------------- -----------------
        Computer hardware                   $          33,587  $            9,576  $        24,011  $          7,365
        Furniture and equipment                        12,278               2,583            9,695             3,268
        Office equipment                               25,745               8,210           17,535            19,875
        Manufacturing equipment                     1,996,107             197,738        1,798,369           117,344
        Trailer                                         1,740                 475            1,265                --
        Building                                    3,082,956              77,074        3,005,882                --
        Leasehold improvements                         12,918               8,046            4,873             6,585
        Land                                          390,422                  --          390,422                --
        ----------------------------------- ------------------ ------------------- ---------------- -----------------
                                            $       5,555,754  $          303,701  $     5,252,053  $        154,438
        ----------------------------------- ------------------ ------------------- ---------------- -----------------

4.       STOCKHOLDERS' EQUITY.

         (a) The Company has previously granted stock options to consultants and has recognized consulting expense applying FAS No. 123 using the Black-Scholes option-pricing model, which resulted in expense of $68,295 for the period ended June 30, 2004.

         (b) The following table summarizes the Company's stock option activity for the period:

-----------------------------------------------------------------------------------------
                                                    2004
                                                                             Weighted
                                     Number               Exercise            Average
                                       of                  Price             Exercise
                                     Shares              Per Share             Price
                                 --------------------------------------------------------
Balance, March 31, 2004               1,669,000        $1.20 to $4.55      $        3.18
-----------------------------------------------------------------------------------------
   Granted During the Period             77,000        $4.25 to $4.55               4.37
   Exercised                            (12,000)      $(1.00 to $1.50)             (1.42)
-----------------------------------------------------------------------------------------
Balance, June 30, 2004                1,734,000        $1.00 to $4.25      $        3.06
-----------------------------------------------------------------------------------------

5.       ACQUISITION OF ASSETS OF DONLAR CORPORATION.

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

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:


         As at June 9, 2004:

----------------------------------------------------------- --------------------

Current assets                                              $         1,126,805
Property and equipment                                      $         5,023,195
                                                            --------------------
                                                            $         6,150,000
Acquisitions costs assigned to property and equipment       $           219,475
----------------------------------------------------------- --------------------
Total assets acquired                                       $         6,369,475
----------------------------------------------------------- --------------------

6.       CONTINGENCIES.

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

7.       RESTATEMENTS AS A RESULT OF CORRECTING STOCK COMPENSATION EXPENSE.

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

         The following presents the effect on the Company's previously issued financial statements for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003.

         Balance sheet as at June 30, 2004 -

           --------------------------------------------------------------------------------------------------------
                                                          PREVIOUSLY             INCREASE
                                                           REPORTED             (DECREASE)            RESTATED
                                                      --------------------  -------------------   -----------------
           Capital in excess of par value             $         7,499,305)  $         (223,800)   $      7,275,505
           Accumulated deficiency                              (1,675,812)             223,800          (1,452,012)
           --------------------------------------------------------------------------------------------------------

         Statement of operations for the six months ended June 30, 2004 -

           --------------------------------------------------------------------------------------------------------
                                                          PREVIOUSLY             INCREASE
                                                           REPORTED             (DECREASE)            RESTATED
                                                      --------------------  -------------------   -----------------
           Deficit, beginning                         $        (1,097,662)  $          223,800    $       (873,862)
           Deficit, ending                                     (1,675,812)             223,800          (1,452,012)
           --------------------------------------------------------------------------------------------------------

          Statement of operations for the three months ended June 30, 2004 -

           --------------------------------------------------------------------------------------------------------
                                                          PREVIOUSLY             INCREASE
                                                           REPORTED             (DECREASE)            RESTATED
                                                      --------------------  -------------------   -----------------
           Deficit, beginning                         $        (1,348,523)  $          223,800    $     (1,124,723)
           Deficit, ending                                     (1,675,812)             223,800          (1,452,012)
           --------------------------------------------------------------------------------------------------------

         Statement of operations for the six months ended June 30, 2003 -

           --------------------------------------------------------------------------------------------------------
                                                          PREVIOUSLY             INCREASE
                                                           REPORTED             (DECREASE)            RESTATED
                                                      --------------------  -------------------   -----------------
           Expenses                                   $           974,108)  $           54,080    $      1,028,188
           Income (loss) before other item
              and income tax                                     (127,448)             (54,080)           (181,528)
           Income (loss) before income tax                        (23,202)             (54,080)            (77,282)
           Net income (loss)                                      (49,296)             (54,080)           (103,376)
           Net income (loss) per share                               0.00                (0.01)              (0.01)
           Deficit, beginning                                   3,100,974           (2,704,000)            396,974
           Deficit, ending                                      3,150,270           (2,649,920)            500,350
           --------------------------------------------------------------------------------------------------------

         Statement of cash flows for the six months ended June 30, 2003 -

           --------------------------------------------------------------------------------------------------------
                                                          PREVIOUSLY             INCREASE
                                                           REPORTED             (DECREASE)            RESTATED
                                                      --------------------  -------------------   -----------------
           Net income (loss)                          $           (49,296)  $          (54,080)   $       (103,376)
           Stock option compensation                              110,670               54,080             110,670
           --------------------------------------------------------------------------------------------------------

          Statement of operations for the three months ended June 30, 2003 -

           --------------------------------------------------------------------------------------------------------
                                                          PREVIOUSLY             INCREASE
                                                           REPORTED             (DECREASE)            RESTATED
                                                      --------------------  -------------------   -----------------
           Deficit, beginning                         $        (2,920,193)  $        2,649,920    $       (270,273)
           Deficit, ending                                     (3,150,270)           2,649,920            (500,350)
           --------------------------------------------------------------------------------------------------------

          Balance sheet as at December 31, 2003 -

           --------------------------------------------------------------------------------------------------------
                                                          PREVIOUSLY             INCREASE
                                                           REPORTED             (DECREASE)            RESTATED
                                                      --------------------  -------------------   -----------------
           Capital in excess of par value             $         7,306,613   $         (223,800)   $      7,082,813
           Accumulated deficiency                              (1,097,662)             223,800            (873,862)
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

         During the three months ended June 30, 2004, we experienced a net loss of $327,289, as compared to a net loss of $230,077 for the three months ended June 30, 2003. The loss resulted from a continued loss from operations including wages, travel and overhead in our WATER$AVR(R) products division required by our worldwide sales effort, startup expenses for our new ECO$AVR(TM) marketing office in Richmond, British Columbia, and a large increase in depreciation ($175,595 for the three months ended June 30, 2004, as compared to $8,116 for the three months ended June 30, 2003) resulting from the acquisition of depreciable assets from the bankruptcy estate of Donlar Corporation ("Donlar") on June 9, 2004. Our gross profit margin increased from 38.2% for the three months ended June 30, 2003 to 80.8% for the three months ended June 30, 2004. This ratio was positively affected by the increased efficiency in our Calgary factory, the increase in revenue per unit sold resulting from taking over the distribution of the ECO$AVR(TM) residential swimming pool product and the addition of some low-cost sales from our new NanoChem division.

         Total sales in the swimming pool division were less than the previous year as a result of excess product in the retail pipeline from product purchased in the quarters ended March 31, 2004 and December 31, 2003 by our former distributor working its way through the retail channels. We believe that this excess product is now in the hands of end users and residential sales will soon return to historical levels.

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three month and six month periods ended June 30, 2004, as compared to the results of operations for the three month and six month periods ended June 30, 2003, and to changes in our financial condition from December 31, 2003 to June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

         For the quarter ended June 30, 2004, sales were $547,761, as compared to $661,296 for the quarter ended June 30, 2003. The small decrease in sales was a direct result of a one-time switch in our residential swimming pool division from sales through external distribution to internal distribution by our own employees. Our previous distributor, Sun Solar Energy Technologies Inc. ("Sun Solar"), whose contract ended on February 29, 2004, preordered significant quantities of product in anticipation of the lapse of the contract. This purchase prevented us from realizing the dollar value of sales normally expected in the second quarter. Sales from our newly formed NanoChem division mitigated this somewhat and we expect that unit sales in our residential swimming pool products will return to historical levels in the quarter ending September 30, 2004.

         Operating expenses were $797,316 for the quarter ended June 30, 2004, an increase from $561,114 for the quarter ended June 30, 2003. Wages decreased from $195,202 for the quarter ended June 30, 2003 to $143,246 for the quarter ended June 30, 2004, as a result of reorganization and efficiency increases in our WATER$AVR(R) products division. We also experienced reductions in operating expenses in travel (from $44,235 for the quarter ended June 30, 2003 to $25,938 for the quarter ended June 30, 2004), in telecommunications (from $15,838 for the quarter ended June 30, 2003 to $9,014 for the quarter ended June 30, 2004) and in professional fees (from $104,810 for the quarter ended June 30, 2003 to $71,206 for the quarter ended June 30, 2004) as we gained better control of marketing costs in our WATER$AVR(R) products division. On the other hand, our costs for consulting increased to $114,138 for the quarter ended June 30, 2004, as compared to $30,719 for the quarter ended June 30, 2003, and advertising increased to $49,062 for the quarter ended June 30, 2004, as compared to $13,094 for the quarter ended June 30, 2003, as we became responsible for our own distribution of ECO$AVR(TM). Depreciation also increased from $8,116 for the quarter ended June 30, 2003 to $175,595 for the quarter ended June 30, 2004, as a result of our acquisition of depreciable assets for cash from the estate of Donlar.

         Our net loss of $327,289 for the quarter ended June 30, 2004 represents an increase over our net loss of $230,077 for the quarter ended June 30, 2003. The increased loss can be attributed to the depreciation of assets acquired from the estate of Donlar. The loss per share was $0.03 for the three months ended June 30, 2004, as compared to $0.02 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         Sales in the six months ended June 30, 2004 were $1,035,871, as compared to $1,942,562 for the six months ended June 30, 2003. The large decrease in sales was due to the following factors. In the six months ended June 30, 2003, we had sales of $473,000 in our WATER$AVR(R) products division that did not reoccur this year because we terminated a distributor for failing to meet contractual quotas. The residential swimming pool product distributor, whose contract ended on February 29, 2004, preordered large amounts of product in the quarter ended December 31, 2003, in order to sell in the first six months of fiscal 2004. Our obligation to produce as requested shifted revenue from the first half of fiscal 2004 into fiscal 2003. Finally, our acquisition of the assets of Donlar, which assets now comprise our NanoChem division, was not complete until June 9, 2004. Therefore, only a small portion of NanoChem's sales for the three month and six month periods ended June 30, 2004 were consolidated into our sales.

         Our operating expenses were $1,233,484 for the six months ended June 30, 2004, an increase from $1,028,188 for the six months ended June 30, 2003. Our increased operating expenses are a result of increased depreciation, advertising, consulting fees, investor relations, research and development and expansion of sales and marketing for commercial swimming pool products and water conservation products.

         Our net loss for the six months ended June 30, 2004 was $578,150, as compared to a net loss of $103,376 for the six months ended June 30, 2003. The loss was due to reduced sales in our WATER$AVR(R) products and swimming pool divisions, combined with the reduced interest income resulting from using capital to purchase assets and the large increase in depreciation resulting from substituting depreciable assets for cash. Cost of goods sold decreased to 39.7% for the six months ended June 30, 2004, as compared to 56.4% for the six months ended June 30, 2003, as our swimming pool products factory became more efficient and our price per unit increased. The loss per share was $0.05 for the six months ended June 30, 2004, as compared to $0.01 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had working capital of $279,772, which represented a decrease of $5,752,679 as compared to our working capital as of December 31, 2003. The decrease was entirely related to our purchase of assets from the bankruptcy estate of Donlar that closed on June 9, 2004. We used $3,000,000 in cash from our working capital and signed a promissory note for a further $3,150,000 that is set against current assets because it has a term of less than one year as of this Quarterly Report. The note is due on June 9, 2005.

         We have no external sources of liquidity in the form of credit lines from banks.

         We believe that our available cash will be sufficient to fund our working capital requirements through December 31, 2004. We further believes that available cash will be sufficient to implement our expansion plans. We have no investment banking agreements in place and there is no guarantee that we will be able to raise capital in the future should that become necessary.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

         On May 28, 2004, Sun Solar filed a lawsuit in the Federal Court of Canada, against us, Flexible Solutions, Ltd., our wholly-owned subsidiary, and our Chief Executive Officer, Daniel B. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark Tropical Fish is available for use by Sun Solar;
(b) injunctive relief against our further use of the Tropical Fish trademark; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by us, Flexible Solutions, Ltd. and Mr. O'Brien of the Tropical Fish trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. No amounts have been recorded as receivable in our consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended June 30, 2004, our employees and consultants exercised options to purchase 12,000 shares of our common stock, for an aggregate exercise price of $17,000.00. The capital raised from these exercises was used for working capital purposes.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 26, 2004, we held our 2004 Annual Meeting of Shareholders in Victoria, British Columbia. The results of voting on the three proposals before the shareholders are presented below:

         (a) The following directors were elected at the Annual Meeting with a majority of the outstanding shares voting "FOR" their election to the board of directors: Daniel B. O'Brien, Dr. Robert N. O'Brien, Dale Friend, John Bientjes, and Eric Hodges.

         (b) The proposal to ratify the selection of the firm Cinnamon Jang Willoughby & Company, an independent registered public accounting firm, to serve as our auditors for the year ending December 31, 2004, was passed with a majority of the outstanding shares voting "FOR" the proposal.

         (c) The proposal to ratify the granting of certain stock option compensation to our employees, directors and executive officers was passed with a majority of the outstanding shares voting "FOR" the proposal.

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