Form 10QSB/A
period 2004-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

                        Commission File Number 000-29649


                             -----------------------


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


                             -----------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 11,831,916 shares of Common Stock, par value $0.001 per share, outstanding as of October 29, 2004.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                  FORM 10-QSB/A

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at September 30,
              2004.                                                            1

         (b)  Unaudited Consolidated Statements of Operations for the
              Nine Months Ended September 30, 2004 and 2003.                   2

         (c)  Unaudited Consolidated Statements of Operations for the
              Three Months Ended September 30, 2004 and 2003.                  3

         (d)  Unaudited Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2004 and 2003.                   4

         (e)  Notes to Unaudited Consolidated Financial Statements for
              the Period Ended September 30, 2004.                             5

Item 2.  Management's Discussion and Analysis or Plan of Operation.           14

Item 3.  Controls and Procedures.                                             19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         20

Item 3.  Defaults Upon Senior Securities.                                     20

Item 4.  Submission of Matters to a Vote of Security Holders.                 20

Item 5.  Other Information.                                                   20

Item 6.  Exhibits.                                                            20

SIGNATURES                                                                    21

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004, which was previously filed with the Securities and Exchange Commission on November 12, 2004.

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

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on November 12, 2004 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2004 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              AT SEPTEMBER 30, 2004
                                 (U.S. DOLLARS)

                                                                      SEPTEMBER 30,
                                                                          2004                DECEMBER 31,
                                                                       AS RESTATED                2003
                                                                        (NOTE 7)               AS RESTATED
                                                                       (UNAUDITED)              (NOTE 7)
                                                                    ------------------      ------------------
ASSETS
CURRENT
  Cash and cash equivalents                                         $         774,324       $         237,080
  Short-term investments                                                      938,360               5,033,837
  Accounts receivable                                                         591,524                 294,238
  Income tax receivable                                                        85,123                  86,243
  Loan receivable                                                              17,849                  17,585
  Inventory                                                                 1,009,891                 212,938
  Prepaid expenses                                                            134,279                  36,101
                                                                    ------------------      ------------------
                                                                            3,551,350               5,918,022

PROPERTY AND EQUIPMENT                                                      5,207,929                 167,589
INVESTMENT                                                                    303,500                 303,500
                                                                    ------------------      ------------------
                                                                    $       9,062,779       $       6,389,111
                                                                    ------------------      ------------------

LIABILITIES
CURRENT
  Due to shareholders                                               $              --       $           7,700
  Short-term loan                                                           3,150,000                      --
  Accounts payable and accrued liabilities                                    159,817                 157,643
                                                                    ------------------      ------------------
                                                                            3,309,817                 165,343

STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
  11,831,916 (2003: 11,794,916) common shares                                  11,832                  11,794
CAPITAL IN EXCESS OF PAR VALUE                                              7,347,232               7,082,813
OTHER COMPREHENSIVE INCOME (LOSS)                                                  --                   3,023
DEFICIT                                                                    (1,606,102)               (873,862)
                                                                    ------------------      ------------------

TOTAL STOCKHOLDER'S EQUITY                                                  5,752,962               6,223,768
                                                                    ------------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $       9,062,779       $       6,389,111
                                                                    ------------------      ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------
                                                                          2004                     2003
                                                                       AS RESTATED             AS RESTATED
                                                                        (NOTE 7)                 (NOTE 7)
                                                                    ------------------       -----------------
SALES                                                               $       2,411,925        $      1,982,571
COST OF SALES                                                                 829,314               1,130,293
                                                                    ------------------       -----------------

GROSS PROFIT                                                                1,582,611                 852,278
                                                                    ------------------       -----------------

OPERATING EXPENSES
  Wages                                                                       606,942                 408,658
  Administrative salaries and benefits                                         94,973                  60,258
  Advertising and promotion                                                    73,258                  60,915
  Investor relations and transfer agent fee                                   173,164                 120,273
  Office and miscellaneous                                                    154,053                  59,334
  Insurance                                                                    33,475                      --
  Interest expense                                                             29,364                      --
  Rent                                                                        114,711                  49,153
  Consulting                                                                  294,109                 176,303
  Professional fees                                                           212,146                 173,143
  Travel                                                                       79,831                 120,030
  Telecommunications                                                           28,464                  36,574
  Shipping                                                                     21,950                  14,687
  Research                                                                     21,000                  61,298
  Bad debt expense (recovery)                                                    (797)                    822
  Currency exchange                                                             5,666                  20,788
  Utilities                                                                    46,469                  13,938
  Depreciation                                                                359,536                  24,768
                                                                    ------------------       -----------------
                                                                            2,348,314               1,400,942
                                                                    ------------------       -----------------

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                          (765,704)               (548,664)
INTEREST INCOME                                                                33,463                 155,195
                                                                    ------------------       -----------------

INCOME (LOSS) BEFORE INCOME TAX                                              (732,240)               (393,469)
INCOME TAX (RECOVERY)                                                              --                    (363)
                                                                    ------------------       -----------------

NET INCOME (LOSS)                                                            (732,240)               (393,106)
DEFICIT, BEGINNING                                                           (873,862)               (396,974)
                                                                    ------------------       -----------------
DEFICIT, ENDING                                                     $      (1,606,102)       $       (790,080)

NET INCOME (LOSS) PER SHARE                                         $           (0.06)       $          (0.03)
                                                                    ------------------       -----------------

WEIGHTED AVERAGE NUMBER OF SHARES                                          11,826,345              11,715,619
                                                                    ------------------       -----------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------
                                                                          2004                    2003
                                                                       AS RESTATED             AS RESTATED
                                                                        (NOTE 7)                (NOTE 7)
                                                                    ------------------      ------------------
SALES                                                               $       1,376,054       $          40,009
COST OF SALES                                                                 418,307                  34,944
                                                                    ------------------      ------------------

GROSS PROFIT                                                                  957,747                   5,065
                                                                    ------------------      ------------------

OPERATING EXPENSES
  Wages                                                                       349,226                  74,786
  Administrative salaries and benefits                                         37,429                  20,783
  Advertising and promotion                                                    16,466                  31,757
  Investor relations and transfer agent fee                                    50,539                  51,606
  Office and miscellaneous                                                     62,099                  24,559
  Insurance                                                                    28,507                      --
  Interest expense                                                             29,364                      --
  Rent                                                                         62,495                  11,601
  Consulting                                                                  105,293                  39,572
  Professional fees                                                           104,432                  45,270
  Travel                                                                       30,317                  41,611
  Telecommunications                                                           13,750                  11,976
  Shipping                                                                     11,153                   6,409
  Research                                                                      5,158                  41,594
  Bad debt expense (recovery)                                                      --                     822
  Currency exchange                                                             2,343                 (42,172)
  Utilities                                                                    32,271                   3,711
  Depreciation                                                                173,989                   8,841
                                                                    ------------------      ------------------
                                                                            1,114,831                 372,726

INCOME (LOSS) BEFORE INTEREST INCOME AND INCOME TAX                          (157,084)               (367,661)
INTEREST INCOME                                                                 2,994                  50,950
                                                                    ------------------      ------------------

INCOME (LOSS) BEFORE INCOME TAX                                              (154,090)               (316,711)
INCOME TAX (RECOVERY)                                                              --                 (26,457)
                                                                    ------------------      ------------------

NET INCOME (LOSS)                                                            (154,090)               (290,254)
DEFICIT, BEGINNING                                                         (1,452,012)               (499,826)
                                                                    ------------------      ------------------
DEFICIT, ENDING                                                     $      (1,606,102)      $        (790,080)

NET INCOME (LOSS) PER SHARE                                         $           (0.01)      $           (0.02)
                                                                    ------------------      ------------------

WEIGHTED AVERAGE NUMBER OF SHARES                                          11,831,916              11,791,612
                                                                    ------------------      ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------
                                                                                                  2003
                                                                                               AS RESTATED
                                                                          2004                  (NOTE 7)
                                                                    ------------------      ------------------
OPERATING ACTIVITIES
  Net income (loss)                                                 $        (732,241)      $        (393,106)
  Stock compensation expense                                                  206,957                 123,078
  Depreciation                                                                359,536                  24,768
Changes in non-cash working capital items:
  Accounts receivable                                                        (297,286)               (170,996)
  Inventory                                                                  (796,953)                (23,462)
  Prepaid expenses                                                            (98,177)                 34,685
  Accounts payable                                                              2,174                  12,796
  Income tax receivable                                                         1,120                  60,014
  Decrease in due to shareholders                                              (7,700)                     --
  Unrealized foreign exchange gain/loss                                            --                      --
                                                                    ------------------      ------------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (1,362,571)               (332,223)
                                                                    ------------------      ------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                    (5,399,876)                (49,477)
  Short-term investments                                                    4,095,477                (143,683)
  Loan receivable                                                                (264)               (277,625)
  Acquisition of investments                                                       --                  (1,827)
                                                                    ------------------      ------------------

CASH USED IN INVESTING ACTIVITIES                                          (1,304,663)               (472,612)
                                                                    ------------------      ------------------

FINANCING ACTIVITIES
  Subscriptions received                                                           --                   3,000
  Short-term loan                                                           3,150,000                      --
  Proceeds from issuance of common stock                                       57,500                 401,058
                                                                    ------------------      ------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                       3,207,500                 404,058
                                                                    ------------------      ------------------

Effect of exchange rate changes on cash                                        (3,022)                (14,576)
                                                                    ------------------      ------------------

INFLOW (OUTFLOW) OF CASH                                                      537,244                (415,353)
Cash and cash equivalents, beginning                                          237,080                 556,789
                                                                    ------------------      ------------------

CASH AND CASH EQUIVALENTS, ENDING                                   $         774,324       $         141,436
                                                                    ------------------      ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                 $              --       $          58,000
  Interest received                                                            33,464                 155,196
                                                                    ------------------      ------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004
                                 (U.S. DOLLARS)

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

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2004, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (June 9, 2004):

------------------------------------------------------------- ------------------
Current assets                                                      $ 1,126,805
Property and equipment                                                5,023,195
                                                              ------------------
                                                                      6,150,000
Acquisition costs assigned to property and equipment                    314,724
------------------------------------------------------------- ------------------
     Total assets acquired                                          $ 6,464,724
------------------------------------------------------------- ------------------

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

          (c)     Property, Equipment and Leaseholds.

                  The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

     --------------------------------- -- ----------------------------------
     Computer hardware                    30% Declining balance
     Furniture and fixtures               20% Declining balance
     Manufacturing equipment              20% Declining balance
     Office equipment                     20% Declining balance
     Trailer                              30% Declining balance
     Building                             10% Declining balance
     Leasehold improvements               Straight-line over lease term
     --------------------------------- -- ----------------------------------

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

                  The Company adopts the disclosure provisions of SFAS No. 123 for stock options granted to employees and directors. The Company discloses on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes option-pricing model.

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

3.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

        ------------------------------- ------------ ----------------- ------------- -------------
                                                       Accumulated       September     December
        Item                               Cost        Amortization      2004 Net      2003 Net
        ------------------------------- ------------ ----------------- ------------- -------------
        Computer hardware               $    36,371  $         11,692  $     24,680  $      9,267
        Furniture and equipment              14,278             3,197        11,080         3,293
        Office equipment                     27,339             9,231        18,108        15,195
        Manufacturing equipment           2,037,063           291,093     1,745,970       133,283
        Trailer                               1,763               577         1,186         1,518
        Building                          3,144,259           153,754     2,990,507            --
        Leasehold improvements               23,610             9,227        14,382         5,033
        Trade show display                    4,140               310         3,830            --
        Land                                398,186                --       398,186            --
        ------------------------------- ------------ ----------------- ------------- -------------
             Total                      $ 5,687,009  $        479,081  $  5,207,929  $    167,589
        ------------------------------- ------------ ----------------- ------------- -------------

4.       STOCKHOLDERS' EQUITY.

         (a) During prior periods, the Company granted stock options to consultants and has recognized consulting expense applying FAS No. 123 using the Black-Scholes option-pricing model, which resulted in expense of $71,727 for the three months ended September 30, 2004.

         (b) The following table summarizes the Company's stock option activity for the period:

         -------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                Exercise             Average
                                                           Number                Price              Exercise
                                                         of Shares              Per Share             Price
                                                       ---------------    -----------------------   -----------
         Balance, June 30, 2004                            1,758,740         $ 1.00 to $ 4.55          $ 2.79
         -------------------------------------------------------------------------------------------------------
            Granted During the Period                          5,000              $3.60                  3.60
            Exercised                                             --                --                    --
            Cancelled                                        500,000           $2.50 to $3.50          $ 3.10
         -------------------------------------------------------------------------------------------------------
         Balance, September 30, 2004                       1,263,740         $ 1.00 to $ 4.25          $ 2.67
         -------------------------------------------------------------------------------------------------------

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

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (at June 9, 2004):

         ----------------------------------- --- ----------------------
         Current assets                          $        1,126,805
         Property and equipment                  $        5,023,195
                                                 ----------------------
                                                 $        6,150,000
         Acquisitions costs assigned
           to property and equipment             $          254,874
         ----------------------------------- --- ----------------------
             Total assets acquired               $        6,404,874
         ----------------------------------- --- ----------------------

6.       CONTINGENCIES.

         (a) On November 13, 2003, Patrick Grant filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, WaterSavr Global Solutions Inc. ("WGS"), the wholly-owned subsidiary of the Company, and Daniel B. O'Brien , the Company's Chief Executive Officer. The plaintiff claims damages for breach of contract, tortuous interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortuous interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The Company considers the case without merit and is planning to dispute the matter vigorously. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of the plaintiff's disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company's consolidated financial statements as the outcome of the claim filed by Mr. Grant is not determinable.

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

         (c) On May 28, 2004, Sun Solar Energy Technologies, Inc. ("Sun Solar"), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Solutions, Ltd., the Company's wholly-owned subsidiary ("Flexible Ltd."), and Mr. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by Sun Solar; (b) injunctive relief against further use of the "Tropical Fish" trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, the Company, Flexible Ltd. and Mr. O'Brien filed their defense and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by Sun Solar; (y) a declaration that the "Tropical Fish" trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in the Company's consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

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

         The following presents the effect on the Company's previously issued financial statements for the nine months ended September 30, 2004 and 2003, and the year ended December 31, 2003:

         Balance sheet as at September 30, 2004 -

          ----------------------------------------- -------------------- --------------------- ----------------------
                                                        Previously             Increase
                                                         Reported             (Decrease)               Restated
                                                    -------------------- --------------------- ----------------------
          Capital in excess of par value            $        7,571,032   $          (223,800)  $          7,347,232
          Accumulated deficiency                            (1,829,902)              223,800             (1,606,102)
          ----------------------------------------- -------------------- --------------------- ----------------------

         Statement of operations for the nine months ended September 30, 2004 -

          ----------------------------------------- -------------------- --------------------- ----------------------
                                                        Previously             Increase
                                                         Reported             (Decrease)               Restated
                                                    -------------------- --------------------- ----------------------
          Deficit, beginning                         $      (1,097,662)  $           223,800   $           (873,862)
          Deficit, ending                                   (1,829,902)              223,800             (1,606,102)
          ----------------------------------------- -------------------- --------------------- ----------------------

         Statement of operations for the three months ended September 30, 2004 -

          ----------------------------------------- -------------------- --------------------- ----------------------
                                                        Previously             Increase
                                                         Reported             (Decrease)               Restated
                                                    -------------------- --------------------- ----------------------
          Deficit, beginning                         $      (1,675,812)  $           223,800    $        (1,452,012)
          Deficit, ending                                   (1,829,902)              223,800             (1,606,102)
          ----------------------------------------- -------------------- --------------------- ----------------------

         Statement of operations for the nine months ended September 30, 2003 -

          ----------------------------------------- -------------------- --------------------- ----------------------
                                                        Previously             Increase
                                                         Reported             (Decrease)              Restated
                                                    -------------------- --------------------- ----------------------
          Expenses                                  $        1,346,862   $            54,080   $          1,400,942
          Income (loss) before other item and
          income tax                                          (494,584)              (54,080)              (548,664)
          Income (loss) before income tax                     (339,389)              (54,080)              (393,469)
          Net income (loss)                                   (339,026)              (54,080)              (393,106)
          Net income (loss) per share                            (0.03)                   --                  (0.03)
          Deficit, beginning                                (3,100,974)            2,704,000               (396,974)
          Deficit, ending                                   (3,440,000)            2,649,920               (790,080)
          ----------------------------------------- -------------------- --------------------- ----------------------

         Statement of cash flows for the nine months ended September 30, 2003 -

          ----------------------------------------- -------------------- --------------------- ----------------------
                                                        Previously             Increase
                                                         Reported             (Decrease)              Restated
                                                    -------------------- --------------------- ----------------------
         Net income (loss)                          $         (339,026)  $           (54,080)  $           (393,106)
         Stock option compensation                              68,998                54,080                123,078
          ----------------------------------------- -------------------- --------------------- ----------------------

         Statement of operations for the three months ended September 30, 2003 -

          ----------------------------------------- -------------------- --------------------- ----------------------
                                                        Previously             Increase
                                                         Reported             (Decrease)              Restated
                                                    -------------------- --------------------- ----------------------
          Deficit, beginning                         $      (3,149,746)  $         2,649,920               (499,826)
          Deficit, ending                                   (3,440,000)            2,649,920               (790,080)
          ----------------------------------------- -------------------- --------------------- ----------------------

         Balance sheet as at December 31, 2003 -

          ----------------------------------------- -------------------- --------------------- ----------------------
                                                        Previously             Increase
                                                         Reported             (Decrease)              Restated
                                                    -------------------- --------------------- ----------------------
          Capital in excess of par value            $        7,306,613   $          (223,800)  $          7,082,813
          Accumulated deficiency                            (1,097,662)              223,800               (873,862)
          ----------------------------------------- -------------------- --------------------- ----------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three month and nine month periods ended September 30, 2004, as compared to the results of operations for the three month and nine month periods ended September 30, 2003, and to changes in our financial condition from December 31, 2003 to September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

----------------------------------- -------------------------------------------------- ------------- -------------
                                            Three Months Ended September 30,
                                    ---------------- ---------------- ----------------   % Change      % Change
Sales                                    2004             2003             2002         2004-2003      2003-2002
                                    ---------------- ---------------- ---------------- ------------- -------------
  Energy Segment                     $     141,045    $      40,009    $      55,257           253%          (28%)
  Polymer Segment                    $   1,235,009                *                *             *             *
                                    ---------------- ---------------- ---------------- ------------- -------------
    Consolidated                     $   1,376,054    $      40,009    $      55,257          3339%          (28%)
Gross Profit
  Energy Segment                     $     100,826    $       5,065    $      80,819          1891%          (94%)
  Polymer Segment                    $     856,921                *                *             *             *
                                    ---------------- ---------------- ---------------- ------------- -------------
    Consolidated                     $     957,747    $       5,065    $      80,819         18809%          (94%)
SG&A
  Energy Segment                     $     475,315    $     372,726    $     101,552            28%          267%
  Polymer Segment                    $     639,516                *                *             *             *
                                    ---------------- ---------------- ---------------- ------------- -------------
    Consolidated                     $   1,114,831    $     372,726    $     101,552           199%          267%
Interest Income
  Energy Segment                     $       2,994    $      50,950    $      15,221           (94%)         235%
  Polymer Segment                               --                *                *             *             *
                                    ---------------- ---------------- ---------------- ------------- -------------
    Consolidated                     $       2,994    $      50,950    $      15,221           (94%)         235%
Write-down of Investments
  Energy Segment                                --               --               --            --            --
  Polymer Segment                               --                *                *             *             *
                                    ---------------- ---------------- ---------------- ------------- -------------
    Consolidated                                --               --               --            --            --
----------------------------------- ---------------- ---------------- ---------------- ------------- -------------
Net Income (Loss)                    $    (154,090)   $    (290,254)   $    (167,363)          (47%)          73%
------------------------------------------------------------------------------------------------------------------

* Polymer segment data is not available as indicated. Our polymer segment was formed after the acquisition of certain assets of Donlar Corporation in June 2004.

         For the three months ended September 30, 2004, our Energy segment had a net loss of $371,495, as compared to a net loss of $290,254 for the three months ended September 30, 2003. Our NanoChem division, formed in June 2004 after our acquisition of certain assets from Donlar, had a net gain of $217,405 for the three months ended September 30, 2004. Although swimming pool product sales were negatively impacted by the end of the swimming pool season in the Northeastern parts of the United States and Canada, and the transition from outside to inside distribution, increases in pool product sales outside of North America and a full quarter of operations from our Polymer segment resulted in revenue of $1,376,054 for the quarter ended September 30, 2004, as compared to $40,009 for the quarter ended September 30, 2003. Our Polymer segment had increased sales, cash flow, and revenue after only 110 days following our commencement of their activities and is starting to replace the capital expended for it. Additionally, opportunities to synergistically cross-sell the products of all divisions have already generated leads to new business, and the swimming pool division has discovered ways to help our NanoChem division increase utilization of our Peru, Illinois factory while decreasing our costs as a whole. In addition, our NanoChem sales are much less seasonal than those of our other divisions, which should lead to less volatile sales figures in future. We will attempt to reduce seasonality even further over time.

         Operating expenses for our Energy segment were $475,315 for the quarter ended September 30, 2004, an increase of 28% from $372,725 for the quarter ended September 30, 2003. Operating expenses for our Polymer segment were $639,516 for the quarter ended September 30, 2004, as compared to nil for the quarter ended September 30, 2003. We continued expanding our sales and marketing efforts for our WATER$AVR(R) product line with the objective of closing the first major sales as soon as possible and with development of advanced production machinery for swimming pool products. In our Energy segment, the largest real increases from the quarter ended September 30, 2003 to the quarter ended September 30, 2004, were in the areas of wages (from $74,786 for the quarter ended September 30, 2003 to $106,280 for the quarter ended September 30, 2004), rent ($11,601 for the quarter ended September 30, 2003 to $36,760 for the quarter ended September 30, 2004), office ($24,559 for the quarter ended September 30, 2003 to $54,220 for the quarter ended September 30, 2004), and consulting ($39,572 for the quarter ended September 30, 2003 to $89,372 for the quarter ended September 30, 2004). These increases are wholly accounted for by the operating costs of our new NanoChem division and represent a permanent increase in operating costs related to the new level of sales. The decreases in travel (from $41,611 for the quarter ended September 30, 2003 to $18,126 for the quarter ended September 30,
2004) and advertising (from $31,757 for the quarter ended September 30, 2003 to $16,411 for the quarter ended September 30, 2004) are the result of better cost control in these areas, which we instituted over the past year. Professional fees increased to $96,927 in the quarter ended September 30, 2004, as compared to $45,270 in the quarter ended September 30, 2003. This was largely the result of the one time costs of transferring patent assets in our acquisition of the assets comprising our NanoChem division. In addition, a substantial amount of the increase in consulting fees, from $39,572 in the quarter ended September 30, 2003 to $105,293 in the quarter ended September 30, 2004, is the result of expensing of consultant options. We note that depreciation increased to $173,989 in the quarter ended September 30, 2004, as compared to $8,841 in the quarter ended September 30, 2003, as a result of the depreciable NanoChem assets acquired in June 2004.

         There is no comparable data for our Polymer segment as it was recently added in June 2004.

         Our Energy segment's loss for the quarter ended September 30, 2004 was $371,495, an increase from the loss of $290,254 for the quarter ended September 30, 2003. This increase in loss was a result of an increase in our professional and consulting fees in connection with our acquisition of the Donlar assets. Our Polymer segment's gain for the quarter ended September 30, 2004 was $217,405, with no data to compare to from years previous.

         The loss per share was $0.01 for the quarter ended September 30, 2004, as compared to a loss of $0.02 for the quarter ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

----------------------------------- ------------------------------------------------- ------------- --------------
                                            Nine Months Ended September 30,
                                    ---------------- ---------------- ---------------   % Change      % Change
Sales                                    2004             2003             2002         2004-2003     2003-2002
                                    ---------------- ---------------- --------------- ------------- --------------
  Energy Segment                     $      900,789   $    1,982,571   $   1,089,164          (55%)           82%
  Polymer Segment                    $    1,511,136                *               *            *              *
                                    ---------------- ---------------- --------------- ------------- --------------
    Consolidated                     $    2,411,925   $    1,982,571   $   1,089,164           22%            82%
Gross Profit
  Energy Segment                     $      458,152   $      852,278   $     495,123          (46%)           72%
  Polymer Segment                    $    1,124,459                *               *            *              *
                                    ---------------- ---------------- --------------- ------------- --------------
    Consolidated                     $    1,582,611   $      852,278   $     495,123           86%            72%
SG&A
  Energy Segment                     $    1,470,207   $    1,400,942   $     677,707            5%           107%
  Polymer Segment                    $      878,107                *               *            *              *
                                    ---------------- ---------------- --------------- ------------- --------------
    Consolidated                     $    2,348,314   $    1,400,942   $     677,707           68%           107%
Interest Income
  Energy Segment                     $       33,463   $      155,195   $      15,221          (78%)          920%
  Polymer Segment                                --                *               *            *              *
                                    ---------------- ---------------- --------------- ------------- --------------
    Consolidated                     $       33,463   $      155,195   $      15,221          (78%)          920%
Write-down of Investments
  Energy Segment                                 --               --              --           --             --
  Polymer Segment                                --                *               *            *              *
                                    ---------------- ---------------- --------------- ------------- --------------
    Consolidated                                 --               --              --           --             --
----------------------------------- ---------------- ---------------- --------------- ------------- --------------
Net Income (Loss)                    $     (732,240)  $     (393,106)  $    (167,363)          86%           135%
------------------------------------------------------------------------------------------------------------------

* Polymer segment data is not available as indicated. Our polymer segment was formed after the acquisition of certain assets of Donlar Corporation in June 2004.

         Our Energy segment's sales for the nine months ended September 30, 2004 were $900,789, as compared to $1,982,571 for the nine months ended September 30, 2003. Our Polymer segment's sales for the nine months ended September 30, 2004 were $1,511,136, which accounts for sales in the period from June 10, 2004 to September 30, 2004. The swimming pool division experienced a decrease in sales as a result of taking over distribution from an outside group. The product pipeline was filled prior to the distribution change and the focus of our sales team was directed toward ensuring sales for the 2005 season and expanding sales overseas. However, twenty days of revenue in the second quarter and the full third quarter of fiscal 2004 from the Polymer segment, combined with comparable sales in the Energy segment, resulted in sales of $2,411,925 for the nine months ended September 30, 2004, an increase of 22% from the nine months ended September 30, 2003.

         Our Energy segment's operating expenses were $1,470,207 for the nine months ended September 30, 2004, a slight increase from $1,400,942 for the nine months ended September 30, 2003. The increase in operating expenses was a result of the increase in professional and consulting fees in connection with our acquisition of the Donlar assets. The loss for the nine months ended September 30, 2004 was $1,012,055, as compared to a loss of $393,106 for the nine months ended September 30, 2003. Of the increased loss, $117,806 was from expensing of consultant options. Other factors contributing to the loss were:

         o The brand building, marketing and extra staffing costs in ECO$AVR(TM) sales incurred throughout the year that were not reflected in sales because dealers that had been sold product by our discontinued distributor, Sun Solar, still had substantial "Tropical Fish" product. We believe that very little old product is on the shelves and that costs and revenue for ECO$AVR(TM) will be better balanced in 2005.

         o Litigation costs became significant in 2004 compared to 2003 as a result of the need to protect our assets from suit. The costs are manageable, but we will make every effort to reduce these costs going forward without adversely affecting shareholder value.

         Our Polymer segment's operating expenses were $878,107 for the nine months ended September 30, 2004, as compared to nil for the nine months ended September 30, 2003. Our net income for the nine months ended September 30, 2004 was $246,352, with no data to compare to from years previous.

         The loss per share was $0.06 for the nine months ended September 30, 2004, as compared to a loss of $0.03 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash on hand of $774,324 as of September 30, 2004, as compared to $141,435 as of September 30, 2003.

         As of September 30, 2004, we had working capital of $241,553, as compared to working capital of $5,752,679 as of December 31, 2003. The decrease was a result of the cash used to purchase the assets comprising our NanoChem division and the costs associated with that acquisition, combined with the continuing costs of market development for our WATER$AVR(R) product line.

         We have no external sources of liquidity in the form of credit lines from banks.

         We believe that our available cash will be sufficient to fund our working capital requirements through December 31, 2004. We further believe that available cash will be sufficient to implement our expansion plans. We have no investment banking agreements in place and there is no guarantee that we will be able to raise capital in the future should that become necessary.

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

         None.

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