Form 10KSB/A
period 2004-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(Mark one)

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to               .
                                        ---------------    --------------

                        Commission File Number 000-29649

                             ----------------------

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

                             ----------------------

                                      NONE
      (Securities registered pursuant to Section 12(b) of the Exchange Act)

                         COMMON STOCK, $0.001 PAR VALUE
      (Securities registered pursuant to Section 12(g) of the Exchange Act)

                             ----------------------

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

         State issuer's revenues for its most recent fiscal year: $3,392,937.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 19, 2004, the aggregate market value of the Company's common stock held by non-affiliates was approximately $48,155,898 based on the closing price for shares of the registrant's common stock on the American Stock Exchange for that date.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 11, 2005, there were 11,831,916 shares of the Company's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                     INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                                                                      PAGE
                                                                                                                     -------
                                     PART I
Item 1.     Description of Business.                                                                                      1
Item 2.     Description of Property.                                                                                      9
Item 3.     Legal Proceedings.                                                                                            9
Item 4.     Submission of Matters to a Vote of Security Holders.                                                         10

                                     PART II
Item 5.     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity
            Securities.                                                                                                  11
Item 6.     Management's Discussion and Analysis or Plan of Operation.                                                   13
Item 7.     Financial Statements.                                                                                        25
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                        26
Item 8A.    Controls and Procedures.                                                                                     26
Item 8B.    Other Information.                                                                                           26

                                     PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
            Exchange Act.                                                                                                27
Item 10.    Executive Compensation.                                                                                      29
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.              31
Item 12.    Certain Relationships and Related Transactions.                                                              32
Item 13.    Exhibits.                                                                                                    32
Item 14.    Principal Accountant Fees and Services.                                                                      32

SIGNATURES                                                                                                               34

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Annual Report on Form 10-KSB/A to amend and restate in its entirety its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was previously filed with the Securities and Exchange Commission on March 24, 2005.

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

         This Form 10-KSB/A does not reflect events occurring after the filing of our Form 10-KSB on March 24, 2005 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our description of business, legal proceedings, management's discussion and analysis, as well as our risk factors, unregistered sales of equity securities, directors and executive officers, and principal accountant fees and services, as well as to generally reflect the current disclosure requirements of Form 10-KSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB/A for the year ended December 31, 2004 ("Annual Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

                                     PART I

Item 1.           Description of Business.

OUR COMPANY

         Flexible Solutions International, Inc.

         Flexible Solutions International, Inc. ("we," "us," and "our") develops, manufactures and markets specialty chemicals which slow down the evaporation of water. Our initial product, HEAT$AVR(R), is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Our product, WATER$AVR(R), is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. We also make and sell dispensers which automate the deployment of our chemical products.

         We were incorporated as Flexible Solutions, Ltd. (referred to hereinafter as "Flexible Ltd."), a British Columbia corporation, on January 26, 1991. On May 12, 1998, we merged Flexible Ltd. with and into Flexible Solutions International, Inc., a Nevada corporation, and, in exchange for all of the outstanding shares of Flexible Ltd., we issued 7,000,000 shares of common stock, which represented all of our then-issued and then-outstanding shares, to the former shareholders of Flexible Ltd. Flexible Ltd. is now our wholly-owned subsidiary. For further information on Flexible Ltd., see "Our Subsidiaries--Flexible Solutions, Ltd." below. At the time of our merger with Flexible Ltd., we had no other business and were incorporated solely in order to acquire Flexible Ltd. This merger facilitated the establishment of a public trading market for our common stock. Trading in our common stock commenced on October 12, 1999, through the OTC Bulletin Board under the trading symbol "FXSO". Since November 2002, our common stock has traded on the American Stock Exchange under the trading symbol "FSI".

OUR SUBSIDIARIES

         We are the parent holding company for Flexible Ltd., WaterSavr Global Solutions Inc. (hereinafter referred to as "WaterSavr") and NanoChem Solutions Inc. (hereinafter referred to as "NanoChem").

         Flexible Solutions, Ltd.

         Flexible Ltd., a British Columbia corporation, was organized to develop and market swimming pool chemical products designed to reduce heat loss. HEAT$AVR(R) and ECO$AVR(TM) are Flexible Ltd.'s principal products. For further information on these products, see "Our Products--HEAT$AVR(R) and ECO$AVR(TM)" below.

         WaterSavr Global Solutions Inc.

         In 2002, we established WaterSavr Global Solutions, Inc. to concentrate on the marketing of our WATER$AVR(R) product. Since February 7, 2005, WaterSavr has been a Nevada corporation. WATER$AVR(R) is a patented powder that, when deployed onto a water surface of any size, will significantly reduce evaporation. For further information on our WATER$AVR(R) products, see "Our Products--WATER$AVR(R)" below.

         NanoChem Solutions Inc.

         On May 25, 2004, we formed NanoChem in order to acquire certain of the assets of Donlar Corporation, which owned a broad portfolio of environmentally friendly technologies and products. In June 2004, NanoChem purchased these assets from Donlar Corporation's bankruptcy estate for $6.15 million. In exchange for the capital contribution necessary to purchase the Donlar assets, we were issued all of the outstanding shares of NanoChem, making it our wholly-owned subsidiary. The newly acquired assets include 52 U.S. and 139 International patents relating to environmental products and technologies, as well as a 56,780 sq. ft. manufacturing plant on 40 acres of property in an area outside of Chicago, Illinois. As part of the asset acquisition from Donlar International, we also acquired leaseholds to corporate offices and a laboratory in Bedford Park, Illinois that are now occupied by NanoChem. The principal products that we acquired from Donlar International via our wholly-owned subsidiary, NanoChem, consist of water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as "TPAs"), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products, and pesticides. For further information on these products, see "Our Products--Biopolymer Products
(TPAs)" below.

OUR PRODUCTS

         HEAT$AVR(R) and ECO$AVR(TM)

         Our principal products consist of the HEAT$AVR(R) and ECO$AVR(TM) branded chemical solutions. HEAT$AVR(R) is a chemical product for use in swimming pools and personal spas that forms a thin, transparent layer on the water's surface that reduces water evaporation and heat loss. We market the HEAT$AVR(R) product as a cost-effective and convenient way to save on the cost of energy required to heat pools and spas. Our studies indicate that approximately 70% of the energy lost from a swimming pool occurs through water evaporation. By using our HEAT$AVR(R) product, we can minimize that heat loss and save our customers money on their pool and spa energy needs. For example, we have received reports from our commercial customers documenting energy savings of between $2,400 to $6,000 per year when using our HEAT$AVR(R) product.

         We completed the development of our HEAT$AVR(R) product and introduced it to the commercial marketplace in 1998, achieving initial sales of $84,252 that year. Since that time, we have expanded our marketing of the HEAT$AVR(R) product to include the residential marketplace. We found that by designing the HEAT$AVR(R) product to be "residential-friendly," we could increase sales. As a result, we created a patented, fish-shaped dispensing unit for the HEAT$AVR(R) residential market and have designated the dispensing unit as the ECO$AVR(TM). Since that time, we have increased sales and market share on our HEAT$AVR(R) and ECO$AVR(TM) products.

         Each ECO$AVR(TM) dispenser is made of molded plastic in the form of a ten-inch long colorful ECO$AVR(TM) fish that is filled with enough HEAT$AVR(R) solution to cover the surface of a 400 sq. ft. swimming pool for about one month. The ECO$AVR(TM) is deployed by cutting off the dorsal fin and tossing the fish into the pool where it submerges to the bottom. Differential pressure causes the HEAT$AVR(R) solution inside the ECO$AVR(TM) to escape into the water where it rises to the surface and forms a transparent layer on the water's surface. Once the ECO$AVR(TM) is empty, the dispenser is removed and replaced. We also make and sell automatic metering system dispensers for automatically dispensing HEAT$AVR(R) into a swimming pool or spa. The dispenser contains a reservoir holding a one gallon supply of HEAT$AVR(R). The unit is programmed to inject the appropriate amount of the HEAT$AVR(R) product into the pool at the rate of one ounce per 400 sq. ft. of pool surface per day.

         The ECO$AVR(TM) product has a suggested retail price of between $11.95 and $14.95 in the United States. HEAT$AVR(R) retails for between $200 and $300 per four gallon case in the United States. In outdoor swimming pools, our HEAT$AVR(R) product can provide savings on pool heating costs and provides convenience of use when compared to pool blankets. Pool blankets are plastic covers, which are cut to the size and shape of the surface of the pool or spa. They float on the surface and perform the same function as our HEAT$AVR(R) product: reducing energy cost by inhibiting water evaporation. Pool personnel often find it inconvenient to use conventional pool blankets because a pool blanket must be removed and stored prior to entering the pool and provides no energy savings when not on the pool. Conversely, our HEAT$AVR(R) product eliminates the necessity of installing, removing and storing the blanket and works 24 hours a day. We believe that the ease of use provided by HEAT$AVR(R) results in more consistent pool and spa usage. In addition, the use of HEAT$AVR(R) in an indoor pool results in even greater energy savings. Indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure, less energy is required to maintain a pool at the desired temperature and there is a reduced load on the air-conditioning system because less is heat transferred from the pool water to the surrounding air and less water vapor will have to be removed from the air to maintain the required comfort level.

         We market our HEAT$AVR(R) and ECO$AVR(TM) products to both residential and commercial markets, consisting of individual homeowners with swimming pools and personal spas and commercial consumers consisting of operators of swimming pools and personal spas located in hotels, motels, schools, and municipal and private recreational facilities.

         Traditionally, we sold our HEAT$AVR(R) and ECO$AVR(TM) products directly to a wholesale network. However, in February 2004, we reorganized the distribution of our HEAT$AVR(R) and ECO$AVR(TM) products so that we now handle distribution of the products from our new sales and marketing office in Richmond, British Columbia. By bringing our product distribution in-house, we believe we can fully integrate our manufacturing and distribution processes such that we can increase our revenue per unit by 100%. While we now maintain greater control over our distribution process, we also still maintain non-exclusive distributorships in Canada and the United States for the sale of bulk HEAT$AVR(R) (without the ECO$AVR(TM) dispenser) and exclusive distributorships in Australia, Japan, Korea, Spain and Great Britain. We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States. We also advertise in trade magazines, maintain a semi-annual newsletter that is sent to buyer associations, customers and potential customers, and maintain an internet presence containing information about our products.

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

         In May 2004, the Metropolitan Water District of Southern California awarded us a $30,000 grant under that agency's Innovation Supply Program for an evaporation control project to start in June 2004. In September and October 2004, we achieved positive results from our evaporation control testing conducted at Owens Lake, California. The evaporation control results were as follows:

              o Evaporation reduction for 2- and 3-day application cycles over September and October were 37% and 30%, respectively; and

              o Evaporation savings were as high as 54% and as low as 22% on individual days depending on environmental factors.

         We also ordered a simultaneous toxicity study to be performed by McGuire Environmental Consultants Inc. of Denver, Colorado to determine if any water quality change occurred as a result of the application of WATER$AVR(R) to a body of water. With respect to the environmental impact testing performed in Colorado, the results were as follows:

              o    No effect on odor;

              o    No effect on invertebrates;

              o    No effect on vertebrates;

              o No anticipated effect on any current drinking water treatment processes; and

              o    Biodegradability reconfirmed independently.

         We anticipate our initial market for WATER$AVR(R) will be in Spain, Australia and the United States. We have provided quantities of the product for testing in these countries and, if successful, we anticipate that substantial orders may be received. We also anticipate marketing WATER$AVR(R) to both developed and drought stricken countries to address water conservation concerns. In this regard, we are seeking to establish strategic relationships with companies in the water processing industry who have marketing and manufacturing operations in countries with water conservation concerns. We have two full time employees and two other employees more than 50% assigned to establishing sales channels throughout the world for WATER$AVR(R).

         WATER$AVR--BTI(TM)

         Over the last three years, our continued research and development has resulted in a patent pending modification of the original WATER$AVR(R) that combines evaporation control with control of mosquito larvae before they reach adult stage. The result is our new WATER$AVR--BTI(TM) product. The BTI portion of the product is a recognized and approved, environmentally friendly method of killing mosquito larvae during the first, second, and third stages of larvae development. Combined with our original WATER$AVR(R) product, WATER$AVR--BTI(TM) can be effectively and quickly spread across large and small water surfaces evenly and can be constrained to the water/air interface where larvae must go to obtain air.

         In November 2004, after announcing positive test results from independent trials conducted at Louisiana State University on the efficacy of the WATER$AVR--BTI(TM) product, we filed an application with the U.S. Environmental Protection Agency to obtain product registration. This application is still pending.

         Included in our application were the results of the field tests on the performance of WATER$AVR--BTI(TM), carried out by the Entomology Department at the Louisiana State University Agricultural Center in Crowley, Louisiana. The application underscored the results of the field testing: WATER$AVR--BTI(TM) has been shown to correspond to a reduction in the density of mosquito larvae present in a body of water. These field tests back up our internal laboratory tests, showing that the use of WATER$AVR--BTI(TM) resulted in a 100% kill rate of mosquito larvae in contact with the product.

         Biopolymer Products (TPAs)

         Our subsidiary, NanoChem, produces water soluble, biodegradable polymers, or TPAs, used in industrial and consumer products. TPAs have a wide range of molecular weights. The ideal weight depends on the application, formulation and required performance characteristics in specific processes. This allows for customization of the products to correspond to particular product applications.

         TPAs FOR OILFIELDS. TPAs are used to reduce scale and corrosion in various "topside" water systems. They are chosen over traditional phosphate and other products when biodegradability is required by environmental regulation. In this regard, we create products that can be used by our NanoChem sales force to market to oil service company technicians on a oil well-by-oil well basis according to the specific water conditions involved.

         TPAs FOR THE AGRICULTURAL INDUSTRY. TPAs have the ability to reduce fertilizer crystallization before, during and after application and can also prevent crystal formation between fertilizer and minerals present in the soil. Once crystallized, fertilizer and soil minerals are not bio-available to provide plant nourishment. As a result, in select conditions the use of TPAs either blended with fertilizer or applied directly to crops can increase yield values significantly beyond the cost of the TPA used. We conduct sales of these TPA-specific products by distribution through agricultural input companies, with a current emphasis on the Western United States. These proteins are designated for crop nutrient management programs and should not be confused with crop protection and pesticides or other agricultural chemical application. Depending on the application, these TPA products are marketed under a variety of brands including Amisorb, LYNX, MAGNET, AmGro and VOLT. Markets of significance include potatoes, sugar beets, cotton, tomatoes, almonds and other high value per acre crops.

         TPAs FOR IRRIGATION. The crystallization prevention ability of TPAs can also be useful in select irrigation conditions. By reducing calcium carbonate scale propagation, TPAs can prevent early plugging of drip irrigation ports and reduce maintenance costs and lengthen equipment lifetimes. These TPAs can replace and compete with acid type scale removers, but have the competitive advantages of a positive yield effect on the plant, as well an easier deployment formulation with liquid fertilizers when used as part of a "fertigation" program. Our TPAs for drip irrigation scale prevention are at an early stage of commercialization and will be marketed and sold through the same channels as our TPAs for the agricultural industry.

         TPAs FOR DETERGENT. In detergents, TPAs are a biodegradable substitute for poly-acrylic acid. In select markets, the use of this substitute outweighs the added cost of TPAs, which has allowed for the continued growth of this TPA product line. However, to increase penetration of this market beyond specialty detergent manufacturers, we will have to find ways to decrease the cost of goods sold or wait for legislative intervention regarding biodegradability of detergent components. In the meantime, we are researching various methods of reducing production costs.

         TPAs FOR PERSONAL CARE PRODUCTS. TPAs can also be used in shampoo and cosmetic products for increased hydration that improves the feel of the core product to consumers. It may also be used as an additive to toothpaste with the documented effect of reducing decay bacteria adhesion to tooth enamel and presumed reduction in total decay. We do not currently sell TPAs for personal care products into these markets.

COMPETITION

         HEAT$AVR(R) and ECO$AVR(TM)

         We are aware of only one other company that manufactures a chemical evaporation reduction product that competes with our HEAT$AVR(R) product. This other product has had limited sales to date and does not have the important convenience factor of our ECO$AVR(TM) product. In addition to this existing competitor, our previous distributor, Sun Solar Energy Technologies Inc. (hereinafter referred to as "Sun Solar"), has recently begun selling a product called Turbo-Tropical Fish that directly competes with our ECO$AVR(TM) product. This product, while having a higher price point and no sales history to date, must be taken seriously because of the expertise Sun Solar derived from working with us for six years as our exclusive North American distributor of ECO$AVR(TM), which relationship ended in February 2004. We also believe that Sun Solar is infringing our trademark rights by using the name "Turbo Tropical Fish" and we are actively litigating the issue.

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

         WATER$AVR - BTI(TM)

         We are not aware of any direct competition to our WATER$AVR - BTI(TM) product; however, the business of pest control is very large and very well funded. There are a multitude of methods and materials that can be used for mosquito control and all of them are competition for our product. We believe that we will be able to compete by:

         o    Providing an environmentally sensitive alternative;

         o    Increasing effectiveness per unit cost; and

         o    Reducing cost of application respective to similar products.

         Biopolymers (TPAs)

         Our TPA products have direct competition with Lanxess AG (recently spun out of Bayer AG), a German TPA manufacture of similar quality operating pursuant to a different patented process from that used by NanoChem. NanoChem and Lanxess have cross-licensed each other's processes and either company can use either process for the term of the patents involved. It is believed that Lanxess has approximately the same production capacity as NanoChem and it must be presumed that their cost of goods sold is competitive. We believe that we can compete effectively with Lanxess by offering excellent customer service in oilfield sales, superior distributor support in the agricultural marketplace and the advantage of flexibility because of the relative size of our company. In addition, we intend to continue to seek market niches that are not the primary targets of Lanxess, such that we can attempt to avoid confusion.

         Our TPA products face indirect competition from other chemicals in every market in which we are active. In irrigation scale control, acid washes can be utilized. In detergent, poly-acrylic acid is most often used due to price advantage. For crop enhancement, increased fertilizer levels or reduced concentrations can serve as a substitute for TPAs. Likewise, in oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect. Notwithstanding the above, we believe our competitive advantages include:

         o    Biodegradability compared to poly-acrylic acid for detergents;

         o    Biodegradability compared to competing oil field chemicals;

         o Cost-effectiveness for crop enhancement compared to increased fertilizer use; and

         o Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale control markets.

MANUFACTURING

         Our HEAT$AVR(R) and ECO$AVR(TM) products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for our products and we do not have any long term supply contracts for any such items. We manufacture our products in an approximately 11,000 sq. ft. plant in Calgary, Alberta, Canada.

         Our WATER$AVR(R) products are manufactured under contract with Ondeo Nalco Company ("Ondeo") under a five-year agreement effective as of April 2002, with a five-year extension available. We are not required to purchase any minimum quantity of such product.

         Our 56,780 sq. ft. manufacturing facility in Peru, Illinois presently satisfies our TPA needs for our NanoChem subsidiary. Precursor chemicals for TPA production are sourced from various manufacturers throughout the world and we believe they are available in sufficient quantities for any expected increase in sales. The precursor chemicals are, however, derived from crude oil and are subject to price fluctuations related to world oil prices.

GOVERNMENTAL REGULATIONS

         HEAT$AVR(R) and ECO$AVR(TM)

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

         WATER$AVR--BTI(TM)

         As a new pesticide formulation, WATER$AVR--BTI(TM) must be approved by the United States Environmental Protection Agency ("EPA") and equivalent bodies in countries throughout the world where we will sell the product. An application for product approval was filed with the EPA in November 2004. It has been accepted for fast track status and the application fee has been waived. Fast track status requires the EPA to provide a decision within six months of accepting an application and, as such, an answer is expected by no later than May 2005. If the product is approved by the EPA, our subsidiary, WaterSavr, will proceed to apply for certification in any country where significant markets are identified.

         Biopolymer Products (TPAs)

         In the oil field and agricultural markets, NanoChem has applied for and received government approval in all areas of current use. As new markets are accessed, we will seek additional certification for such markets. We believe our NanoChem employees are experienced and skilled in the successful prosecution of these certifications.

         In the detergent market, there are currently no regulatory requirements for use of TPAs in detergent formulations. For personal care products such as shampoo and toothpaste, there are various regulatory bodies, including the National Sanitation Foundation and the United States Food and Drug Administration, that regulate TPA use. If we begin to market our TPA products to these industries, we will need to satisfy the regulatory approval requirements therefor.

PROPRIETARY RIGHTS

         Our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold 56 U.S. patents and 139 International patents. We also have three U.S. patent applications pending and have applied to extend these pending patents to certain other countries where we operate. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

RESEARCH AND DEVELOPMENT

         During the last two fiscal years, we have spent approximately $126,167 on research and development activities. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

EMPLOYEES

         As of December 31, 2004, we had 34 employees, including one officer, twenty-two sales and customer support personnel, and eleven manufacturing personnel. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

Item 2.           Description of Property.

         Our Chief Executive Officer provides use of space in his residence to conduct some of his administrative duties and we do not reimburse him for such use. We lease total space of 4,300 sq. ft. in Victoria, British Columbia for administration, sales and research space at $4,225 a month. This lease is effective through June 2009. We lease an 11,000 square feet building in Calgary, Alberta, Canada for $6,240 per month for manufacture of our swimming pool products. This lease is effective through September 2006. We lease 1,900 square feet in Richmond, British Columbia as additional space for sales and customer support at a cost of $1,870 per month. This lease is effective through January 2007. NanoChem leases 7,000 square feet in Bedford Park, Illinois as offices and laboratories at a cost of $7,367 monthly. This lease is effective through November 2005. NanoChem also owns 56,780 square feet of offices and factory in Peru, Illinois.

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

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

MARKET FOR SECURITIES

         Our common stock began trading on the American Stock Exchange under the symbol FSI on November 19, 2002. Prior to that, our stock traded on the over-the-counter market and was quoted on the NASD Electronic Bulletin Board.

         The following is the range of high and low closing sales or bid prices for our common stock for the periods indicated:

--------------------------------------------------------------------------------
                                                                   HIGH   LOW
                                                                  --------------
YEAR ENDED DECEMBER 31, 2004          First Quarter                $5.20  $3.92
----------------------------          Second Quarter                5.15   4.30
                                      Third Quarter                 5.05   3.09
                                      Fourth Quarter                4.15   2.82

YEAR ENDED DECEMBER 31, 2003          First Quarter                 3.40   2.25
----------------------------          Second Quarter                3.40   2.39
                                      Third Quarter                 3.60   2.90
                                      Fourth Quarter                5.35   3.00
--------------------------------------------------------------------------------

         Prices since November 19, 2002 represent high and low prices on the American Stock Exchange. Prices prior to November 19, 2002 represent inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. As of December 31, 2004, we had 23 record holders of our common stock. Such shares are owned by an estimated 1,590 beneficial owners.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table contains certain information relating to outstanding options to purchase the Company's common stock granted pursuant to individual compensation arrangements as of December 31, 2004, the Company's most recently completed fiscal year.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                            NUMBER OF SECURITIES                                   FUTURE ISSUANCE UNDER
                                              TO BE ISSUED UPON         WEIGHTED-AVERAGE            EQUITY COMPENSATION
                                                 EXERCISE OF            EXERCISE PRICE OF            PLANS (EXCLUDING
                                            OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,         SECURITIES REFLECTED
             PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS            IN COLUMN (A))
                                                    (A)                       (B)                          (C)
   Equity compensation plans
   approved by security holders (1):                       --                         --                             --
   Equity compensation plans not
   approved by security holders (2):                1,241,740                      $3.31                             --
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL                             1,241,740                      $3.31                 NOT APPLICABLE
----------------------------------------------------------------------------------------------------------------------------


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

     (e) All of the options granted have terms of between one and six years from and after the date of grant and reflect exercise prices equal to the fair market value of a share of our common stock as determined by our board of directors on the date of grant thereof. As set forth below, all of the options contain vesting provisions pursuant to which the options are 100% exercisable within a determinable number of months from and after the date of grant:

-------------------------------- ------------------------------ ------------------------------ -----------------------------
   OPTIONS 100% EXERCISABLE        OPTIONS 100% EXERCISABLE       OPTIONS 100% EXERCISABLE       OPTIONS 100% EXERCISABLE
   WITHIN 12 MONTHS FROM AND       WITHIN 12 MONTHS FROM AND      WITHIN 24 MONTHS FROM AND     WITHIN 48 MONTHS FROM AND
    AFTER THE DATE OF GRANT         AFTER THE DATE OF GRANT        AFTER THE DATE OF GRANT       AFTER THE DATE OF GRANT
                                            (CONT.)
-------------------------------- ------------------------------ ------------------------------ -----------------------------
A.   Options: 250,000            H. Options: 12,000             A. Options: 5,000              A. Options: 50,000
     Grant Date:  12.01.01          Grant Date: 4.2.04             Grant Date: 4.10.02            Grant Date: 9.2.04
     Vest Date:  12.01.01           Vest Date:  12.31.04           Vest Date:  12.31.03           Vest Date:  9.2.07

B.   Options: 163,000            I. Options:  20,000            B. Options:  10,000            B. Options:  21,740
     Grant Date: 12.31.02           Grant Date: 5.21.04            Grant Date: 4.23.03            Grant Date: 2.1.04
     Vest Date:  12.31.03           Vest Date: 12.31.04            Vest Date: 12.31.04            Vest Date: 2.1.08

C.   Options: 50,000             J. Options:  25,000            C. Options:  50,000            C. Options:  10,000
     Grant Date: 2.16.03            Grant Date: 5.24.04            Grant Date: 9.2.04             Grant Date: 11.26.03
     Vest Date:  12.31.03           Vest Date: 12.31.04            Vest Date: 9.2.06              Vest Date: 12.31.05

D.   Options: 10,000             K. Options:  10,000            D. Options:  164,000           D. Options:  50,000
     Grant Date: 4.23.03            Grant Date: 6.14.04            Grant Date: 11.26.03           Grant Date: 9.2.04
     Vest Date:  12.31.03           Vest Date: 6.30.04             Vest Date: 12.31.04            Vest Date: 9.2.08
                                                                                              -----------------------------
E.   Options: 5,000              L. Options:  50,000            E.  Options:  221,000           OPTIONS 100% EXERCISABLE
     Grant Date: 5.26.03            Grant Date: 9.2.04              Grant Date: 11.26.04       WITHIN 60 MONTHS FROM AND
     Vest Date:  12.31.03           Vest Date: 9.2.05               Vest Date: 12.31.05            AFTER THE DATE OF
                                                                                                         GRANT
F.   Options: 2,000              M. Options: 5,000                                            -----------------------------
     Grant Date: 9.18.03            Grant Date: 9.24.04
     Vest Date:  9.18.03            Vest Date: 12.31.04                                       A. Options:  50,000
                                                                                                 Grant Date: 9.2.04
G.   Options: 8,000                                                                              Vest Date: 9.2.09
     Grant Date: 3.15.04
     Vest Date: 12.31.04
-------------------------------- ------------------------------ ------------------------------ -----------------------------

Item 6.           Management's Discussion and Analysis or Plan of Operation.

         Our operating activities are related primarily to manufacturing and marketing our swimming pool conservation products.

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

RESULTS OF OPERATIONS

         Separate financial data for each of the Company's operating segments is provided below. Segment Gross Profit Margin is defined in the discussion below. The Company evaluates the performance of the Company's operating segments based on the following:

-----------------------------------------------------------------------------------------------------------
                                            DECEMBER 31,
                             --------------------------------------------
                                                                               % CHANGE         % CHANGE
                                 2004            2003           2002           2004-2003        2003-2002
                             -------------   -------------   ------------   --------------   --------------
Sales
     Energy Segment          $  1,015,018    $  2,321,120    $ 1,112,192             (56%)            109%
     Polymer Segment            2,377,919              --*            --*             --*              --*
                             -------------   -------------   ------------   --------------   --------------
         Consolidated           3,392,937       2,321,120      1,112,192

Gross Profit Margin
     Energy Segment               502,121         958,056        530,770             (48%)             81%
     Polymer Segment            1,559,741              --*            --*             --*              --*
                             -------------   -------------   ------------   --------------   --------------
         Consolidated           2,061,862         958,056        530,770

SG&A
     Energy Segment             2,029,340       1,664,146        997,899             122%            (167%)
     Polymer Segment            1,291,825              --*            --*             --*              --*
                             -------------   -------------   ------------   --------------   --------------
         Consolidated           3,321,165       1,664,146        997,899

Interest Income
     Energy Segment                34,258         203,310         67,228             (83%)            202%
     Polymer Segment                   --              --*            --*             --*              --*
                             -------------   -------------   ------------   --------------   --------------
         Consolidated              34,258         203,310         67,228

Write-down of Investments
     Energy Segment                32,500              --             --              --               --
     Polymer Segment                   --              --*            --*             --*              --*
                             -------------   -------------   ------------   --------------   --------------
         Consolidated              32,500              --             --              --               --
                             -------------   -------------   ------------   --------------   --------------
Net Income (Loss)             $(1,257,545)      $(476,888)     $(378,445)           (264%)           (126%)
-----------------------------------------------------------------------------------------------------------

----------------------
* Polymer segment data is not available as indicated. The Company's polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

YEAR ENDED DECEMBER 31, 2004 AND 2003

         Sales for the year ended December 31, 2004 were $3,392,937 compared to $2,321,120 for the 2003 period, an increase of $1,071,817, or 46 %. The sales increase was primarily the result of the revenue provided by NanoChem, our new subsidiary formed from the assets acquired from the Donlar bankruptcy estate.

         Our Energy segment had sales of $1,015,018 for the year ended December 31, 2004, as compared to $2,321,120 for the year ended December 31, 2003, a decrease of 56%. This decrease is primarily the result of substantial "Tropical Fish" product still in the market, which product is being sold by our discontinued distributor, Sun Soar, and our brand building efforts in connection with our ECO$AVR(R) product line. We expect revenue in this segment to increase in 2005 as brand recognition of our ECO$AVR(R) product line continues to grow and our marketing efforts of the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $2,377,919 for the year ended December 31, 2004. There is no comparable data from the Polymer segment for the year ended December 31, 2003, because our Polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

         We had a loss of $1,257,545, or $0.11 per share, compared to a loss of $476,888 in 2003. The three largest contributors to the loss were:

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

         o All divisions maintained or increased sales and marketing costs in the fourth quarter in order to increase the probability of sales increases in all of 2005. We considered the extra costs necessary to position us for growth.

         o Litigation costs became significant in 2004 compared to 2003 as a result of the need to protect our assets from suit. The costs are manageable, but we will make every effort to reduce these costs going forward without adversely affecting shareholder value.

         Our overall gross profit margin on product sales increased to 60.8% in the year ended December 31, 2004, an increase from 41.3% in the year ended December 31, 2003. This increase in gross margin was primarily due to the addition of our Polymer segment, which achieved a gross profit margin of 65.6%. Our Energy segment achieved a gross profit margin of 49.5%, which is an increase of 8.2% over the year ended December 31, 2003.

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

         We incurred operating expenses in the year ended December 31, 2003 of $1,664,146. In fiscal 2004, we also increased sales and marketing costs in connection with our WATER$AVR(R) product, which was reflected in increased wages, office, rent, telecommunications and travel expenses. We incurred higher professional fees in the year ended December 31, 2004 primarily due to increased legal and accounting expenses and specific consultants directed at integrating the functions and sales of NanoChem as quickly as possible. Depreciation expense was $388,071 for the year ended December 31, 2004, as compared to $37,712 for the year ended December 31, 2003, reflecting depreciation for additional property and equipment added in fiscal 2004.

         There was no income tax provision for the year ended December 31, 2004 as no tax installment payments were made during the year while we recorded an income tax benefit of $25,892 for the year ended December 31, 2003. Our Energy segment had interest income of $34,258 for the year ended December 31, 2004, compared to $203,310 for the year ended December 31, 2003, as we used capital to purchase assets and develop our business. There was a net loss of $1,257,545 for the year ended December 31, 2004, as compared to a loss of $476,888 for the year ended December 31, 2003.

         With the addition of the Donlar assets, we became a much larger company with commensurate increases in most expense segments. However, certain expenses that were reduced such as travel ($132,632 for the year ended December 31, 2004, as compared to $150,116 for the year ended December 31, 2003) and telecommunications ($41,895 compared to $41,445 despite adding three new locations), as a result of more careful cost control in our WaterSavr subsidiary.

YEAR ENDED DECEMBER 31, 2003 AND 2002

         The discussion in this section does not include a comparison of Polymer segment data for this period. Our Polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

         Sales for the year ended December 31, 2003 were $2,321,120, as compared to $1,112,192 for the year ended December 31, 2002, an increase of $1,208,928, or 109%. The sales increase was primarily the result of increased sales in residential swimming pool products, increased sales in the commercial swimming pool division, and the fiscal 2003 sales attributed to our WATER$AVR(R) product. In addition, we increased the price of our residential swimming pool product by 12.5% in the third quarter of fiscal 2003.

         For fiscal 2003, our overall gross profit margin on product sales decreased to 41.3%, as compared to 47.7% in fiscal 2002. This decrease was primarily due to higher costs for employees, travel and product awareness efforts at our WaterSavr division in Illinois. There were also extra costs related to the labor and material inputs for our swimming pool products as a result of the significant rise of the Canadian Dollar versus the United States Dollar.

         We incurred operating expenses for the year ended December 31, 2003 of $1,664,146, as compared to operating expenses of $997,899 for the year ended December 31, 2002. In the year ended December 31, 2003, we increased sales and marketing costs in connection with our WATER$AVR(R) product and this was reflected in increased wages, office, rent, telecommunications and travel expenses. We also incurred increased professional fees for the year ended December 31, 2002 due to increased legal and accounting expenses and specific consultants directed at increasing WATER$AVR(R) sales as quickly as possible in countries outside the United States. Depreciation expense was $37,712 for the year ended December 31, 2003, as compared to $24,683 for the year ended December 31, 2002, which reflects depreciation for additional property and equipment added in the year ended December 31, 2003. Our expenses to increase investor awareness were significantly more than in the year ended December 31,

2002 and this resulted in an increase in investor relations and transfer agent fees in the year ended December 31, 2003. We also had a credit of $31,955 in the year ended December 31, 2003 for currency exchange, as compared to an expense of $19,180 for such item in the year ended December 31, 2002.

         Our income tax provision for the year ended December 31, 2003 reflected a benefit of $25,892, an increase over the year ended December 31, 2002 income tax benefit of $21,456. In the year ended December 31, 2003, we had interest income of $203,310.

         We had a net loss of $476,888 in the year ended December 31, 2003, as compared to a net loss of $378,445 in the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources:

------------------------------------------------------------------------------------------------------
                                                                                        INCREASE
                                                      2004             2003            (DECREASE)
                                                  --------------   --------------   ------------------
Cash and cash equivalents                         $     558,795    $     237,080    $         321,715
Short-term investments                                  559,440        5,033,837           (4,474,397)
Working capital                                        (101,121)       5,752,679           (5,853,800)
Short-term loan                                       3,150,000               --            3,150,000
------------------------------------------------------------------------------------------------------

         The overall decrease in short-term investments and cash and cash equivalents was primarily a result of cash used for the purchase of the assets comprising our NanoChem division. Cash was also used to market our WATER$AVR(R) product line, which has not yet attained significant sales to maintain positive cash flow. Our working capital has also decreased by $5,853,800 as a result of acquiring the assets comprising our NanoChem division and assuming a short-term loan for the purchase of such assets. As shown, the short-term loan was $3,150,000 from nil in the previous year. Without this loan we would have had substantial working capital.

         Historically, prior to fiscal 2004, our operations have been cash flow positive after considering the add back to net income of the stock-based compensation expense and depreciation. In the year ended December 31, 2004, our operations generated negative cash flow as we acquired a large amount of inventory and we financed the purchase of NanoChem division assets through the redemption of short-term investments. In order to build our business, develop and research our products and sustain our start-up operations, we have relied mainly on external equity financing. We intend over the next two quarters to obtain additional external equity financing to repay the short-term debt, which is due in June 2005, and continue to develop our products.

         We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including the fluctuations in our operating results, shipments, accounts receivable collections, and inventory management. As our sales continue to build, our accounts receivable will increase and our overall inventory levels will also increase.

         Other than to repay or replace the short-term loan due in June 2005, we have no other commitments or guarantees in the next 12 months that will materially affect our cash position or needs. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $500,000 in the next twelve months attempting to close sales in California, Spain and Australia and to extend certain core US patents to select other countries. Approximately 80% of such expenditures are related to our WATER$AVR(R) product line.

         There can be no assurance that any of the expenditures will result in additional sales revenues. In the event that our capital resources are not sufficient for our continued expansion, new capital will be needed or marketing expenses will have to be curtailed until capital is available. There is no guarantee that capital will be available on terms acceptable to us or at all. There are no investment banking agreements in place at this time.

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

                                  RISK FACTORS

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

         OUR OPERATIONS ARE SUBJECT TO SEASONAL FLUCTUATION.

         The use of our swimming pool products increases in summer months in most markets and results in our sales from January to June being greater than in July through December. Markets for our WATER$AVR(R) product are also seasonal, dependent on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality. Our TPA business is the least seasonal, however there is a small increase in the spring related to inventory building for the crop season in the United States and a small slowdown in December as oilfield customers run down stock in advance of year end, but otherwise, little seasonal variation. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

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

         OUR WATER$AVR(R) PRODUCT HAS NOT PROVEN TO BE A REVENUE PRODUCING PRODUCT AND WE MAY NEVER RECOUP THE COST ASSOCIATED WITH ITS DEVELOPMENT.

         The marketing efforts of our WATER$AVR(R) product may result in continued losses. We introduced our WATER$AVR(R) product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only one customer has ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $400,000 on the marketing and production of our WATER$AVR(R) product in fiscal 2005.

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

         WE ARE DEPENDENT UPON CERTAIN CUSTOMERS.

         Among our current customers, we have identified six that are sizable enough that the loss of any one would be significant. Any such loss of one or more of these customers could result in a substantial reduction in our revenues. For this reason, we concentrate on maintaining good sales relations with these customers. We also try and minimize this risk by seeking out new customers.

         OUR ACQUISITION ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS.

         In June 2004, our subsidiary, NanoChem, completed the acquisition of Donlar Corporation, which provided us with domestic and international patents relating to environmental products and technologies, as well as a 56,780 sq. ft. manufacturing plant on 40 acres of property in an area outside of Chicago, Illinois. Acquisitions such as these often involve risks, including: (i) disruption of our ongoing business; and (ii) an inability to successfully integrate the acquired technologies and operations into our businesses and maintain uniform standards, controls, policies and procedures. In addition, in order to finance future acquisitions, we may have to raise additional funds, through either public or private financings. We may be unable to obtain such funds or may be able to do so only on unfavorable terms.

         ECONOMIC, POLITICAL, AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES.

         In the year ended December 31, 2004, revenues from shipments made outside of the United States accounted for approximately 65% of our revenues, 10% in the year ended December 31, 2003 and 10% in the year ended December 31, 2002. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

         o    changes in foreign currency exchange rates;

         o changes in a country's or region's political or economic conditions, particularly in developing or emerging markets;

         o longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

         o trade protection measures and import or export licensing requirements;

         o    differing tax laws and changes in those laws;

         o    difficulty in staffing and managing widespread operations;

         o differing protection of intellectual property and changes in that protection; and

         o differing regulatory requirements and changes in those requirements.

         WE ARE SUBJECT TO CREDIT RISK AND MAY BE SUBJECT TO SUBSTANTIAL WRITE-OFFS IF ONE OR MORE OF OUR SIGNIFICANT CUSTOMERS DEFAULT ON THEIR PAYMENT OBLIGATIONS TO US.

         We currently allow our major customers between 30 and 45 days to pay for each shipment of product we make to them. This practice, while customary, presents an accounts receivable write-off risk in that if one or more of our significant customers defaulted on their payment obligations to us, such write-off, if substantial, would have a material adverse effect on our business and results of operations. While we have exposure to this type of risk, we are no longer subject to the concentrated credit risk that we were previously subject to because of our relationship with Sun Solar Technologies. In addition, while our exposure to a bad debts and write-offs credit risk may increase as we service a larger number of customers in the swimming pool and personal spa, water evaporation and TPA industries, the effect of any such bad debts and write-offs will be minimized as a result of the increase in the numbers of our customers and overall revenues.

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

         OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE POSITION.

         While we own certain patents and trademarks, some aspects of our business cannot be protected by patents or trademarks. Accordingly, in these areas there are few legal barriers that prevent potential competitors from copying certain of our products, processes and technologies or from otherwise entering into operations in direct competition with us. In particular, we have been informed that our former exclusive agent for the sale of our products, Sun Solar, is now competing with us in the swimming pool and personal spa markets. As a former distributor, they were given access to many of our sales, marketing and manufacturing techniques. Accordingly, we are doing all that we can to ensure our proprietary products and technologies are not used by them (or others) without our permission.

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

         OUR ONGOING SUCCESS IS DEPENDENT UPON THE CONTINUED AVAILABILITY OF CERTAIN KEY EMPLOYEES.

         Our business would be adversely affected if the executive services of Daniel B. O'Brien ceased to be available to us because we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry. If Mr. O'Brien no longer served as our President and Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that we will be able to retain the services of all of our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Item 7.           Financial Statements.

     Our consolidated financial statements and notes thereto appear on pages F-1 to F-20 of this Annual Report.

             FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----

Report of Independent Registered Public Accounting Firm, Cinnamon Jang Willoughby & Company             F-1
Consolidated Balance Sheet as of December 31, 2004                                                      F-2
Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003                    F-3
Consolidated Statements of Operations for the Three Months Ended December 31, 2004 and 2003             F-4
Consolidated Statements of Cash Flows for the Year Ended December 31, 2004 and 2003                     F-5
Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2004                    F-6
Notes to Consolidated Financial Statements                                                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the board of directors and stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

         We have audited the consolidated balance sheet of Flexible Solutions International, Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

         In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

         As described in note 3 to the consolidated financial statements, the accompanying consolidated financial statements of Flexible Solutions International, Inc. as of December 31, 2004 and 2003 and for the years then ended have been restated.

         On February 11, 2005 (September 30, 2005 as to the effects of the restatements described in note 3), we reported separately to the shareholders of Flexible Solutions International, Inc. on consolidated financial statements for the same period, audited in accordance with auditing standards generally accepted in the United States of America and prepared in accordance with accounting principles generally accepted in the United States of America.

                                             Cinnamon Jang Willoughby & Company,
                                             Chartered Accountants

Burnaby, British Columbia
March 15, 2004 (September 30, 2005 as to the effects of the restatements described in note 2)

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                              AT DECEMBER 31, 2004
                                 (U.S. DOLLARS)

                                                             DECEMBER 31,           DECEMBER 31,
                                                                 2004                   2003
                                                             AS RESTATED            AS RESTATED
                                                               (NOTE 3)               (NOTE 3)
                                                           -----------------      -----------------
ASSETS
CURRENT
  Cash and cash equivalents                                $        558,795       $        237,080
  Short-term investments                                            559,440              5,033,837
  Accounts receivable                                               501,372                294,238
  Income tax receivable                                              92,963                 86,243
  Loan receivable                                                    38,570                 17,585
  Inventory                                                       1,416,588                212,938
  Prepaid expenses                                                  131,280                 36,101
                                                           -----------------      -----------------
                                                                  3,299,008              5,918,022

PROPERTY AND EQUIPMENT                                            5,250,346                167,589
INVESTMENT                                                          271,000                303,500
                                                           -----------------      -----------------
                                                           $      8,820,354       $      6,389,111
LIABILITIES
CURRENT
  Due to shareholders                                      $             --       $          7,700
  Short-term loan                                                 3,150,000
  Accounts payable and accrued liabilities                          250,129       $        157,643
                                                           -----------------      -----------------
                                                                  3,400,129                165,343

STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
  11,831,916 (2003: 11,794,916) common shares                        11,832                 11,794
CAPITAL IN EXCESS OF PAR VALUE                                    7,439,621              7,082,813
OTHER COMPREHENSIVE INCOME (LOSS)                                   100,179                  3,023
DEFICIT                                                          (2,131,407)              (873,862)
                                                           -----------------      -----------------

TOTAL STOCKHOLDERS' EQUITY                                        5,420,225              6,223,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      8,820,354       $      6,389,111
                                                           -----------------      -----------------

SEE COMMITMENTS AND CONTINGENCIES (NOTE 16 & 17)

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (U.S. DOLLARS )

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                                2004                  2003
                                                                            AS RESTATED           AS RESTATED
                                                                              (NOTE 3)              (NOTE 3)
                                                                         -------------------  -------------------
SALES                                                                    $        3,392,937   $        2,321,120
COST OF SALES                                                                     1,331,075            1,363,064
                                                                         -------------------  -------------------

GROSS PROFIT                                                                      2,061,862              958,056
                                                                         -------------------  -------------------

OPERATING EXPENSES
  Wages                                                                             932,283              476,931
  Administrative salaries and benefits                                              133,120               80,999
  Advertising and promotion                                                          97,946               63,871
  Investor relations and transfer agent fee                                         215,670              173,268
  Office and miscellaneous                                                          166,099               83,854
  Insurance                                                                          73,375                   --
  Interest expense                                                                   68,384                   --
  Rent                                                                              177,667               70,538
  Consulting                                                                        398,753              197,918
  Professional fees                                                                 308,534              190,638
  Travel                                                                            132,632              150,116
  Telecommunications                                                                 41,895               41,445
  Shipping                                                                           28,866               19,203
  Research                                                                           58,552               67,615
  Commissions                                                                         9,578                   --
  Bad debt expense (recovery)                                                           (10)              24,747
  Currency exchange                                                                  20,000              (31,955)
  Utilities                                                                          69,750               17,246
  Depreciation                                                                      388,071               37,712
                                                                         -------------------  -------------------
                                                                                  3,321,165            1,664,146
                                                                         -------------------  -------------------

INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                                  (1,259,303)            (706,090)
INTEREST INCOME                                                                      34,258              203,310
WRITE DOWN OF INVESTMENT                                                            (32,500)                  --
                                                                         -------------------  -------------------

INCOME (LOSS) BEFORE INCOME TAX                                                  (1,257,545)            (502,780)
INCOME TAX (RECOVERY)                                                                    --              (25,892)
                                                                         -------------------  -------------------

NET INCOME (LOSS)                                                                (1,257,545)            (476,888)
DEFICIT, BEGINNING                                                                 (873,862)            (396,974)
                                                                         -------------------  -------------------

DEFICIT, ENDING                                                          $       (2,131,407)  $         (873,862)
NET INCOME (LOSS) PER SHARE                                              $            (0.11)  $            (0.04)
                                                                         -------------------  -------------------

WEIGHTED AVERAGE NUMBER OF SHARES                                                11,827,734           11,734,880
                                                                         -------------------  -------------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                           (U.S. DOLLARS -- UNAUDITED)

                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                                                        2003
                                                                                                    AS RESTATED
                                                                                  2004                (NOTE 3)
                                                                           -------------------  -------------------
SALES                                                                      $          981,012   $         338,549
COST OF SALES                                                                         501,761             232,771
                                                                           -------------------  -------------------
GROSS PROFIT                                                                          479,251             105,778
                                                                           -------------------  -------------------
OPERATING EXPENSES
  Wages                                                                               325,341              68,273
  Administrative salaries and benefits                                                 38,147              20,741
  Advertising and promotion                                                            24,688               2,956
  Investor relations and transfer agent fee                                            42,506              52,995
  Office and miscellaneous                                                             12,046              24,520
  Insurance                                                                            39,900                  --
  Interest expense                                                                     39,020                  --
  Rent                                                                                 62,956              21,385
  Consulting                                                                          104,644              75,695
  Professional fees                                                                    96,388              17,495
  Travel                                                                               52,801              30,086
  Telecommunications                                                                   13,431               4,869
  Shipping                                                                              6,916               4,516
  Research                                                                             37,552               6,317
  Commissions                                                                           9,578                  --
  Bad debt expense (recovery)                                                             787              23,925
  Currency exchange                                                                    14,334             (52,742)
  Utilities                                                                            23,280               3,308
  Depreciation                                                                         28,535              12,944
                                                                           -------------------  -------------------
                                                                                      972,850             317,283
                                                                           -------------------  -------------------
INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                                      (493,599)           (211,505)
INTEREST INCOME                                                                           794              48,114
WRITE DOWN OF INVESTMENT                                                              (32,500)                 --
                                                                           -------------------  -------------------
INCOME (LOSS) BEFORE INCOME TAX                                                      (525,305)           (163,391)
INCOME TAX (RECOVERY)                                                                      --                  --
                                                                           -------------------  -------------------
NET INCOME (LOSS)                                                                    (525,305)           (163,391)
DEFICIT, BEGINNING                                                                 (1,606,102)           (710,471)
                                                                           -------------------  -------------------
DEFICIT, ENDING                                                            $       (2,131,407)  $        (873,862)
NET INCOME (LOSS) PER SHARE                                                $            (0.04)  $           (0.01)
                                                                           -------------------  -------------------
WEIGHTED AVERAGE NUMBER OF SHARES                                                  11,831,916          11,791,612
                                                                           -------------------  -------------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (U.S. DOLLARS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                                        2003
                                                                                                     AS RESTATED
                                                                                     2004             (NOTE 3)
                                                                                ----------------  ----------------
  OPERATING ACTIVITIES
    Net income (loss)                                                           $    (1,257,545)  $      (476,888)
    Stock compensation expense                                                          299,345           122,570
    Depreciation                                                                        388,071            37,712
    Write down of investments                                                            32,500                --
  Changes in non-cash working capital items:
    Accounts receivable                                                                 438,490          (239,016)
    Inventory                                                                          (907,869)           (9,108)
    Prepaid expenses                                                                    (39,091)           51,220
    Accounts payable                                                                     92,486           104,497
    Income tax receivable                                                                (6,720)           31,771
    Decrease in due to shareholders                                                      (7,700)            7,700
                                                                                ----------------  ----------------

  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (968,033)         (369,542)
                                                                                ----------------  ----------------

  INVESTING ACTIVITIES
    Acquisition of property and equipment                                              (123,908)          (76,735)
    Acquisition of the assets of Donlar Corporation                                  (3,194,412)               --
    Short-term investments                                                            4,474,397            28,658
    Loan receivable                                                                     (20,985)           (7,503)
                                                                                ----------------  ----------------

  CASH USED IN INVESTING ACTIVITIES                                                   1,135,092           (55,580)
                                                                                ----------------  ----------------

  FINANCING ACTIVITY
    Subscriptions received                                                                   --            16,217
    Proceeds from issuance of common stock                                               57,500            64,819
                                                                                ----------------  ----------------

  CASH PROVIDED BY FINANCING ACTIVITIES                                                  57,500            81,036

  Effect of exchange rate changes on cash                                                97,156            24,377
                                                                                ----------------  ----------------

  INFLOW (OUTFLOW) OF CASH                                                              321,715          (319,709)
  Cash and cash equivalents, beginning of period                                        237,080           556,789
                                                                                ----------------  ----------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $       558,795   $       237,080
                                                                                ----------------  ----------------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                                           $            --   $        60,351
    Interest received                                                                    34,258           203,310
                                                                                ----------------  ----------------

               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                            CAPITAL IN                   ACCUMULATED                       TOTAL
                                                             EXCESS OF                     EARNINGS                    STOCKHOLDERS'
                                                             PAR VALUE        SHARE      (DEFICIENCY)      OTHER          EQUITY
                                                            AS RESTATED   SUBSCRIPTION   AS RESTATED   COMPREHENSIVE    AS RESTATED
                                      SHARES    PAR VALUE    (NOTE 3)      RECEIVABLE      (NOTE 3)    INCOME (LOSS)     (NOTE 3)
                                  ------------ ----------- ------------- -------------- ------------- --------------- --------------
Balance December 31, 2002          11,570,916   $  11,570   $ 6,624,648   $    (16,217)  $  (396,974)  $     (21,354)  $  6,201,673

Translation adjustment                     --          --            --             --            --          24,377         24,377
Net income                                 --          --            --             --      (476,888)             --       (476,888)
                                  ------------ ----------- ------------- -------------- ------------- --------------- --------------

Comprehensive income                       --          --            --             --            --              --       (452,511)
                                  ------------ ----------- ------------- -------------- ------------- --------------- --------------

Shares issued
  Exercise of stock options           124,000         124        64,695             --            --              --         64,819
  For investment                      100,000         100       270,900             --            --              --        271,000
Payment of subscription receivable         --          --            --         16,217            --              --         16,217
Stock option compensation                  --          --       122,570             --            --              --        122,570

Balance December 31, 2003          11,794,916      11,794     7,082,813             --      (873,862)          3,023      6,223,768

Translation adjustment                     --          --            --             --            --          97,156         97,156
Net income                                 --          --            --             --    (1,257,545)             --     (1,257,545)
                                  ------------ ----------- ------------- -------------- ------------- --------------- --------------

Comprehensive income                       --          --            --             --            --              --     (1,160,389)
                                  ------------ ----------- ------------- -------------- ------------- --------------- --------------

Shares issued
  Exercise of stock options            37,000          38        57,463             --            --              --         57,501
Stock option compensation                  --          --       299,345             --            --              --        299,345

Balance December 31, 2004          11,831,916   $  11,832   $ 7,439,621   $         --   $(2,131,407)  $     100,179   $  5,420,225
------------------------------------------------------------------------------------------------------------------------------------










               - See Notes to Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                 (U.S. DOLLARS)

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

         On May 2, 2002, the Company established WaterSavr Global Solutions Inc. through the issuance of 100 shares of common stock from WaterSavr Global Solutions Inc. to the Company.

         Pursuant to a purchase agreement dated May 26, 2004, the Company acquired the assets of Donlar Corporation on June 9, 2004 and created a new company, NanoChem Solutions Inc. as the operating entity for such assets. The purchase price of the transaction was $6,150,000 with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the Company issued a promissory note bearing interest at 4% to the vendor to satisfy $3,150,000 of the purchase price. This note is due June 2, 2005 and all of the former Donlar assets were pledged as security.

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (at June 9, 2004):

--------------------------------------------------------------------------------
Current assets                                                   $    1,126,805
Property and equipment                                                5,023,195
                                                                 ---------------
                                                                 $    6,150,000
Acquisition costs assigned to property and equipment                    314,724
--------------------------------------------------------------------------------
Total assets acquired                                            $    6,464,724
--------------------------------------------------------------------------------

         The acquisition costs assigned to property and equipment are all direct costs incurred by the Company to purchase the Donlar assets. These costs include due diligence fees paid to outside parties investigating and identifying the assets, legal costs directly attributable to the purchase of the assets, plus applicable transfer taxes. These costs have been assigned to the individual assets based on their proportional fair values and will be amortized based on the rates associated with the related assets.

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

          (c)     Property, Equipment and Leaseholds.

         The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

     ------------------------------------ ---------------------------------
     Computer hardware                    30% Declining balance
     Furniture and fixtures               20% Declining balance
     Manufacturing equipment              20% Declining balance
     Office equipment                     20% Declining balance
     Building                             10% Declining balance
     Leasehold improvements               Straight-line over lease term
     ------------------------------------ ---------------------------------

         Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write-downs have been necessary to date.

         (d)      Impairment of Long Lived Assets.

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

         (j)      Income (Loss) Per Share.

         Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the year ending December 31, 2004, 2003 and 2002, all outstanding options were anti-dilutive.

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

3.       RESTATEMENTS AS A RESULT OF CORRECTING STOCK-BASED COMPENSATION
         EXPENSE.

         In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, the Company determined that certain stock-based compensation expense required adjustment. In September 2002, the Company entered into a distribution agreement with Ondeo Nalco Company ("Ondeo") whereby Ondeo agreed to serve as the exclusive distributor of the Company's WATER$AVR(R) products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of the Company's common stock. Half of the option for 1,000,000 shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

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

         To correctly account for the stock options granted to Ondeo, the stock-based compensation expense, included in consulting expense, should have been measured at the date the performance obligation was complete and then recognized on a rational and systematic manner in relation to the sales achieved by Ondeo. Had the Company correctly accounted for these stock options, stock-based compensation expense for the year would have been nil as no sales had yet been achieved. Instead, the Company recorded a stock-based compensation expense of $2,704,000 for the year.

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

         In the fourth quarter of the year ended December 31, 2003, it was determined that Ondeo was not going to attain the minimum sales targets stipulated in the exclusive distributorship agreement. Consequently the exclusive distributorship agreement and corresponding stock options were cancelled. The Company accounted for the cancellation of the stock options in accordance with FAS No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock-based compensation expense previously recorded in 2002. Had the Company accounted for the cancellation of the stock options correctly, it would have reversed the stock-based compensation of expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         The following presents the effect on the Company's previously issued financial statements for the years ended December 31, 2004 and 2003:

         Balance sheet as at December 31, 2004 -

       -------------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Capital in excess of par value                    $     7,663,421     $       (223,800)    $    7,439,621
       Accumulated deficiency                                 (2,355,207)             223,800         (2,131,407)
       -------------------------------------------------------------------------------------------------------------

         Statement of operations for the year ended December 31, 2004 -

       -------------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Deficit, beginning                                $    (1,097,662)    $        223,800     $     (873,862)
       Deficit, ending                                        (2,355,207)             223,800         (2,131,407)
       -------------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended December 31, 2004 -

       -------------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Deficit, beginning                                $    (1,829,903)    $        223,800     $   (1,606,103)
       Deficit, ending                                        (2,355,207)             223,800         (2,131,407)
       -------------------------------------------------------------------------------------------------------------

         Balance sheet as at December 31, 2003 -

       -------------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Capital in excess of par value                    $     7,306,613     $       (223,800)    $    7,082,813
       Accumulated deficiency                                 (1,097,662)             223,800           (873,862)
       -------------------------------------------------------------------------------------------------------------

         Statement of operations for the year ended December 31, 2003 -

       -------------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Expenses                                          $      (816,054)    $      2,480,200     $    1,664,146
       Income (loss) before other item and
         income tax                                            1,774,110           (2,480,200)          (706,090)
       Income (loss) before income tax                         1,977,420           (2,480,200)          (502,780)
       Net income (loss)                                       2,003,312           (2,480,200)          (476,888)
       Net income (loss) per share                                  0.17                (0.21)             (0.04)
       Deficit, beginning                                     (3,100,974)           2,704,000           (396,974)
       Deficit, ending                                        (1,097,662)             223,800           (873,862)
       -------------------------------------------------------------------------------------------------------------

         Statement of cash flows for the year ended December 31, 2003 -

       -------------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Net income (loss)                                 $     2,003,312     $     (2,480,200)    $     (476,888)
       Stock option compensation                              (2,357,630)           2,480,200            122,570
       -------------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended December 31, 2003 -

       -------------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Expenses                                          $    (2,162,917)    $      2,480,200     $      317,283
       Income (loss) before other item and
         income tax                                            2,268,695           (2,480,200)          (211,505)
       Income (loss) before income tax                         2,316,809           (2,480,200)          (163,391)
       Net income (loss)                                       2,316,809           (2,480,200)          (163,391)
       Net income (loss) per share                                  0.20                (0.21)             (0.01)
       Deficit, beginning                                     (3,414,471)           2,704,000           (710,471)
       Deficit, ending                                        (1,097,662)             223,800           (873,862)
       -------------------------------------------------------------------------------------------------------------


3.       SHORT-TERM INVESTMENT.

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

4.       LOAN RECEIVABLE.

----------------------------------------------------------------------------
                                                 2004              2003
                                              ------------------------------
5% loan receivable due on demand              $    38,570       $    17,585
----------------------------------------------------------------------------

5.       PREPAID EXPENSES.

----------------------------------------------------------------------------
                                                 2004              2003
                                              ------------------------------
Security deposit and prepaids                 $   131,280       $    36,101
----------------------------------------------------------------------------

6.       PROPERTY, PLANT AND EQUIPMENT.

       ------------------------------------------------------------------------------------------------------------
                                                                   Accumulated          2004             2003
                                                      Cost        Amortization           Net             Net
                                                  -------------  ----------------   --------------  ---------------
       Buildings                                  $  3,144,259   $       157,213    $   2,987,046               --
       Computer hardware                                41,123            13,612           27,511   $        9,267
       Furniture and fixtures                           15,165             3,650           11,515            3,293
       Office equipment                                 28,906            10,485           18,421           15,195
       Manufacturing equipment                       2,109,046           323,188        1,785,858          133,283
       Trailer                                           1,926               780            1,146            1,518
       Leasehold improvements                           25,784            11,251           14,533            5,033
       Trade show booth                                  7,212              1082            6,130
       Land                                            398,186                --          398,186               --
                                                  -------------  ----------------   --------------  ---------------
                                                  $  5,771,607   $       521,261    $   5,250,346   $      167,589
      -------------------------------------------------------------------------------------------------------------

7.    INVESTMENTS.

--------------------------------------------------------------------------------
                                                   2004                2003
                                                ------------       -------------
Tatko Inc.                                      $   271,000        $    271,000
--------------------------------------------------------------------------------

         On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. ("Tatko") for consideration of the issuance of 100,000 shares of its common stock. The option to purchase the shares of Tatko expires on May 31, 2008. The cost of the investment has been accounted for based on the fair market value of the Company's common stock on May 31, 2003. For further information on this option, see Contingencies (Note
15) below.

8.       COMPREHENSIVE INCOME (LOSS).

--------------------------------------------------------------------------------------------------------------
                                                                                  2003              2002
                                                                               As Restated       As Restated
                                                                2004            (Note 3)          (Note 3)
                                                           ---------------   ----------------   --------------
Net income (loss)                                              (1,257,545)   $      (476,888)   $    (378,445)
Other comprehensive income                                         97,156             24,377            2,488
                                                           ---------------   ----------------   --------------
                                                               (1,160,389)   $      (452,511)   $    (375,957)
--------------------------------------------------------------------------------------------------------------

9.       INCOME TAX.

         Total income tax expenses differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 30% to income before income taxes. The income to which this is applied is as follows:

     ---------------------------------------------------------------------------------------------------------
                                                                                   2003             2002
                                                                               As Restated      As Restated
                                                                2004             (Note 3)         (Note 3)
                                                           ----------------   ---------------  ---------------
     Income (loss) before income tax per entity:
       Flexible Solutions International, Inc.                     (652,196)   $     (170,369)  $     (162,021)
       Flexible Solutions, Ltd.                                   (677,894)           16,616          (56,264)
       WaterSavr Global Solutions Inc.                            (195,368)         (349,027)        (181,616)
       NanoChem Solutions Inc.                                     267,915                --               --
                                                           ----------------   ---------------  ---------------
     Consolidated income (loss) before income tax               (1,257,543)         (502,780)        (399,901)
     Permanent difference - stock option benefit                   299,345          (122,570)         117,608
     Stock issued for services                                          --                --           44,400
     Miscellaneous                                                   7,874                --               --
                                                           ----------------   ---------------  ---------------
     Taxable income (loss) for tax purposes                       (950,324)   $     (380,210)  $     (237,893)
     ---------------------------------------------------------------------------------------------------------

         Application of the federal and provincial statutory rates results in the following:

     --------------------------------------------------------------------------------------------------------
                                                                2004               2003            2002
                                                           ----------------   ---------------  --------------
     Expected tax expense (recovery) at statutory rates-
       From Canadian operations                                          --   $      (25,892)  $     (21,456)
       From US operations                                                --         (110,984)        (84,691)
                                                           ----------------   ---------------  --------------
     Income tax expense (recovery)                                       --   $     (136,876)  $    (106,147)
     --------------------------------------------------------------------------------------------------------

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liability calculated at a 35% tax rate consists of the following:


     --------------------------------------------------------------------------------------------------------
                                                                                   2004            2003
                                                                              ---------------  --------------
     Non-capital loss carry forwards                                                 559,545   $     226,931
       Book over tax value of property and equipment                                (234,817)        (17,063)
       Valuation allowance                                                          (324,728)       (209,868)
     --------------------------------------------------------------------------------------------------------

         The Company's losses for income tax purposes are $1,598,701 (2003 - $648,375), which may be carried forward to apply against future income tax, expiring between 2010 and 2023 The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

           -----------------------
           2010       $    79,113
           2011           671,177
           2018            16,858
           2019            13,414
           2022           237,893
           2023           301,097
           2024           279,149
           -----------------------

10.      NET INCOME (LOSS) PER SHARE.

         -------------------------------------------------------------------------------------------------------
                                                      Net income (loss)                            Per share
                                                         (Numerator)                                 Amount
                                                         As Restated             Shares           As Restated
                                                          (Note 3)            (Denominator)         (Note 3)
                                                     --------------------   ------------------   ---------------
         2004 Basic net income                       $        (1,257,543)          11,827,734    $        (0.11)

         2003 Basic net income                       $          (476,888)          11,734,880    $        (0.04)

         2002 Basic net income                       $          (378,445)          10,555,754    $        (0.04)
         -------------------------------------------------------------------------------------------------------

         Options to purchase 1,241,740 shares of common stock at prices ranging from $1.00 to $4.60 per share were outstanding during the year ended December 31, 2004 (2003: options to purchase 1,711,000 shares of common stock at prices ranging from $1.00 to $4.25 per share; and 2002: options to purchase 3,686,000 shares of common stock at prices ranging from $0.25 to $3.50 per share), but were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. There were no preferred shares issued and outstanding for the years ended December 31, 2004, 2003 or 2002.

         11. STOCK OPTIONS.

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

         The following table summarizes the Company's stock option activity for the years ended December 31, 2004 and 2003:

   ----------------------------------------------------------------------------------------------------------------
                                                    Number of shares       Exercise price       Weighted average
                                                                              per share          exercise price
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2002                                3,686,800      $0.25 - $3.50            $3.79
   Granted                                                     256,000      $3.60 - $4.25            $3.61
   Exercised                                                  (124,000)     $0.25 - $2.28            $0.48
   Expired                                                  (2,107,800)     $0.25 - $5.50            $4.72
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2003                                1,711,000      $1.00 - $4.25            $2.84
   Granted                                                     572,740      $3.00 - $4.60            $3.46
   Exercised                                                   (37,000)     $1.00 - $2.50            $1.55
   Expired                                                      (5,000)         $4.25                $4.25
   Cancelled                                                (1,000,000)     $1.50 - $3.50            $2.50
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2004                                1,241,740      $1.00 - $4.60            $2.87
   ----------------------------------------------------------------------------------------------------------------

         The Company applies APB Opinion No. 25 and related interpretations in accounting for it stock options granted to employees, and accordingly, compensation expense of nil (2003 - nil) was recognized as wages expense. Had compensation expense been determined as provided in FAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company's net income (loss) and per share amounts would be as follows:

     ---------------------------------------------------------------------------------------------------------
                                                                                   2003             2002
                                                                               As Restated      As Restated
                                                                2004             (Note 3)         (Note 3)
                                                           ----------------   ---------------  ---------------
     Net income (loss), as reported                        $    (1,257,543)   $     (476,888)  $     (378,445)
     Net income (loss), pro forma                               (1,647,491)         (557,767)      (1,000,296)
     Net income (loss) per share, as reported                        (0.11)            (0.04)           (0.04)
     Net income (loss) per share, pro forma                          (0.14)            (0.05)           (0.09)
     ---------------------------------------------------------------------------------------------------------

         The fair value of each option grant is calculated using the following weighted average assumptions:

     ---------------------------------------------------------------------------------------------------------
                                                                2004               2003             2002
                                                           ----------------   ---------------  ---------------
     Expected life - years                                            5.00              5.00             5.00
     Interest rate                                                    3.50%             2.87%            3.00%
     Volatility                                                      49.00%            49.00%           72.30%
     Dividend yield                                                     --%               --%              --%
     ---------------------------------------------------------------------------------------------------------

         During the year ended December 31, 2004, the Company granted 275,400 (2003 - 205,000) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional consulting expense of $299,345 (2003 - $122,570).

12.      CAPITAL STOCK.

         During the year ended December 31, 2004, the Company issued 37,000 shares of common stock at prices ranging from $1.00 to $2.50 per share upon exercise of stock options.

         During the year ended December 31, 2003, the Company (i) issued 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Tatko (see Note 7); and (ii) issued 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon exercise of stock options.

13.      SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

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

         The accounting policies of the segments are the same as those described in Note 2 to the Company's consolidated financial statements, Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

         The Company's reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies.

         --------------------------------------------------------------------------------------------------
                                                       EWCP               BPCA                 Total
                                                  ---------------    ----------------     -----------------
         Revenue                                  $    1,015,018     $     2,377,919      $      3,392,937
         Interest revenue                                 34,258                  --                34,258
         Interest expense                                    341              68,043                68,384
         Depreciation and
             amortization                                 47,103             340,968               388,071
         Segment profit (loss)                        (1,525,461)            267,916            (1,257,545)
         Segment assets                                  235,785           5,014,561             5,250,346
         Expenditures for
             segment assets                              130,744               2,165               132,909
         --------------------------------------------------------------------------------------------------

         There is no segment data for fiscal 2003 as our additional segment was added in June 2004.

         The sales generated in the United States of America and Canada are as follows:

      -----------------------------------------------------------------------------------------------------
                                                                           2004                  2003
                                                                      ----------------      ---------------
      Canada                                                          $       712,517       $    1,671,206
      United States and abroad                                              2,680,420              649,914
                                                                      ----------------      ---------------
      Total                                                           $     3,392,937       $    2,321,120
      -----------------------------------------------------------------------------------------------------

         The Company's long-lived assets are located in Canada and the United States as follows:

      -----------------------------------------------------------------------------------------------------
                                                                           2004                  2003
                                                                      ----------------      ---------------
      Canada                                                          $       238,807       $      167,589
      United States                                                         5,011,539                   --
                                                                      ----------------      ---------------
      Total                                                           $     5,250,346       $      167,589
      -----------------------------------------------------------------------------------------------------

14.      COMMITMENTS.

         The Company is committed to minimum rental payments for property and premises aggregating approximately $393,683 over the term of two leases, the last expiring on June 30, 2009.

         Commitments in each of the next five years are approximately as follows:

           -----------------------
           2005       $   134,290
           2006           114,752
           2007            55,169
           2008            55,654
           2009            33,818
           -----------------------

15.      CONTINGENCIES.

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

         On May 28, 2004, Sun Solar Energy Technologies, Inc. ("Sun Solar"), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Ltd., and Mr. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by Sun Solar; (b) injunctive relief against further use of the "Tropical Fish" trademark by the Company; and
(c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, the Company, Flexible Ltd. and Mr. O'Brien filed their defense and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by Sun Solar; (y) a declaration that the "Tropical Fish" trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in the Company's consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

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

16.      SUBSEQUENT EVENTS.

         On April 14, 2005, the Company announced that it had raised $3.375 million dollars pursuant to a private placement of up to 1,800,000 shares of its common stock. The investors collectively purchased 900,000 shares of the Company's common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company's common stock. The warrants have a four-year term and are immediately exercisable at a price of $4.50 per share. The purpose of the transaction was to provide sufficient working capital for the Company to retire the debt remaining from its acquisition of certain assets from Donlar Corporation in June 2004.

17.      COMPARATIVE FIGURES.

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

Item 8B.          Other Information.

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(A) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth our directors and officers and their respective ages and positions:

------------------------------- ----------- ---------------------------------
Name                                Age     Position
----                                ---     --------
Daniel B. O'Brien                   48      President, Director
John H. Bientjes                    51      Director
Dr. Robert N. O'Brien               83      Director
Dale Friend                         48      Director
Eric Hodges                         56      Director
------------------------------- ----------- ---------------------------------

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

         John H. Bientjes has been a member of our board of directors since February 2000. Since 1984, Mr. Bientjes has served as the manager of the Commercial Aquatic Supplies Division of D.B. Perks & Associates, Ltd., located in Vancouver, British Columbia, a company that markets supplies and equipment to commercial swimming pools which are primarily owned by municipalities. Mr. Bientjes graduated in 1976 from Simon Fraser University in Vancouver, British Columbia with a Bachelor of Arts Degree in Economics and Commerce.

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

         Dale Friend was elected a director in December 2002. Ms. Friend has served as the company comptroller for a Lock and Security firm in Vancouver since August 2004. She was a Senior Trust Analyst for Alderwoods Group, a company engaged in funeral and mortuary services, from August 2002 to February 2003. She also served as an Advanced Accountant for such firm from 1999 to August 2002. From 1979 to 1998, Ms. Friend was with Telus in various accounting, auditing and financial planning positions.

         Eric Hodges was elected a director in September 2004. Mr. Hodges is an accountant from Victoria who has over three decades of experience. He received his financial education from the University of Washington in Seattle where he played for the Huskies football program. Mr. Hodges continued playing football after college, with a successful, multiyear professional career with the British Columbia Lions of the Canadian Football League. In the past five years, Mr. Hodges has owned and operated Eric G. Hodges & Associates, a Victoria-based accounting firm with both Canadian and U.S. clientele. Eric is extremely familiar with both Canadian and United States generally accepted accounting principles ("GAAP"), since he has clients in both countries. Furthermore, his wide range of experience with small and quickly growing companies will be an asset to the board of directors.

         Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. We reimburse directors for any expenses incurred in attending board of directors meetings. We also compensate directors $1,000 annually and grant the three independent directors an option to purchase 5,000 common shares each year that they serve. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors. All executive offices are chosen by the board of directors and serve at the board's discretion.

BOARD COMMITTEES

         Our board of directors has established an Audit Committee and a Compensation Committee.

         Audit Committee

         Our Audit Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications among our board of directors, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee held four meetings in fiscal 2004 and all members participated. Our board of directors has determined that Mr. Bientjes meets the SEC's definition of audit committee financial expert. Each of the members of the Audit Committee are "independent," as such term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Securities Exchange Act of 1934, as amended.

         Compensation Committee

         Our Compensation Committee, consisting of Dr. Robert O'Brien and John Bientjes, establishes salary, incentive and other forms of compensation for our Chief Executive Officer, and administers our stock option programs. Our Compensation Committee meets periodically with management and our independent auditors. The Compensation Committee held one meeting in fiscal 2004 and both of the members participated.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2004.

Item 10.          Executive Compensation.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about the compensation paid or accrued to the person who was our Chief Executive Officer (the "named executive officer") during the fiscal year ended December 31, 2004.

--------------------------------------------------------------------------------------------------------------------------
                                      ANNUAL COMPENSATION                       LONG-TERM COMPENSATION AWARDS
                            ----------------------------------------------------------------------------------------------
                                                                              Awards                     Payouts
                                                                     -------------------------- --------------------------
                      Year     Salary       Bonus          Other     Restricted    Securities    All LTIP       Other
                                                          Annual        Stock      Underlying    Payouts     Compensation
                                                       Compensation     Awards     Option/SARS
                    ---------------------------------- -------------------------- ------------- ------------ -------------
                                ($)          ($)            ($)          ($)          (#)           ($)          ($)
Daniel B. O'Brien     2004     40,000         --             --           --         50,000          --           --
President, Chief      2003     40,000         --             --           --         20,000          --           --
Executive Officer     2002     40,000         --             --           --         50,000          --           --
--------------------------------------------------------------------------------------------------------------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The following table provides certain information about the stock options granted to the named executive officer in the year ended December 31, 2004.

----------------------- --------------------- ------------------------------ ---------------------- ----------------------
                         No. of Securities          Percent of Total
                         Underlying Options      Options/SARS Granted to       Exercise or Base
         Name                Granted #)         Employees in Fiscal Year        Price ($/share)        Expiration Date
----------------------- --------------------- ------------------------------ ---------------------- ----------------------
Daniel B. O'Brien          50,000 shares                  15.3%                      $3.00            December 31, 2009
----------------------- --------------------- ------------------------------ ---------------------- ----------------------

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information about stock options exercised in fiscal 2004 and the value of unexercised stock option held as of December 31, 2004 by the named executive officer.

------------------------------------------------------------------------------------------------------------------------
                                                                                           Value of Unexercised
                                                   Number of Unexercised Options               In-The Money
                                                           at FY-End (#)                   Options at FY-End ($)
                                                  --------------------------------  ------------------------------------
                        Shares         Value
                     Acquired on     Realized
       Name          Exercise (#)       ($)        Exercisable    Unexercisable       Exercisable       Unexercisable
----------------------------------- ------------  -------------- -----------------  ----------------- ------------------
Daniel B. O'Brien                                    170,000          50,000            $391,500              0
------------------------------------------------------------------------------------------------------------------------


DIRECTOR COMPENSATION

         We have agreed to issue to our non-employee directors options to purchase 5,000 shares of our common stock annually for serving as a director. However, Dr. Robert N. O'Brien will not receive director options in any year in which he receives options for other services. We currently pay Dr. O'Brien additional options for assisting in research and development and patent prosecution. The amount of such options are determined annually by the board of directors with Dr. O'Brien abstaining from the vote on such matter. In fiscal 2004, Dr. O'Brien received the following options for such services and he did not receive director options:

---------------------------------------- -------------------------------------- --------------------------------------
             Option Price                           No. of Options                         Expiration Date
             ------------                           --------------                         ---------------
                 $3.00                                  25,000                            December 31, 2009
---------------------------------------- -------------------------------------- --------------------------------------

         Our outside directors received the following options in 2004:

------------------------------- ---------------------------- ---------------------------- ----------------------------
             Name                      Option Price                No. of Options               Expiration Date
             ----                      ------------                --------------               ---------------
John H. Bientjes                           $3.00                        5,000                  December 31, 2009
Dale Friend                                $3.00                        5,000                  December 31, 2009
Eric Hodges                                $3.00                        5,000                  December 31, 2009
------------------------------- ---------------------------- ---------------------------- ----------------------------

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

         We have not entered into any employment agreements or change in control agreements with the named executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 11, 2005 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each member of our board of directors, (iii) the named executive officer, and (iv) by all of our executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

------------------------------------- -----------------------------------------------------------------------
                                                          Shares Beneficially Owned (1)
                                                 Common Stock                         Percentage
                                      ----------------------------------- -----------------------------------
Daniel B. O'Brien (2)(3)                          4,816,200                             40.7%
Dr. Robert N. O'Brien (2)(3)                      1,825,000                             15.5%
                                      ----------------------------------- -----------------------------------
As a group (2 persons)                            6,641,200                             56.2%
------------------------------------- ----------------------------------- -----------------------------------

----------------------

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

(2) Address for this shareholder is 2614 Queenswood Drive, Victoria, C, V8N 1X5, CANADA.

(3) Includes shares which may be acquired on the exercise of stock options as follows.

        ---------------------------------- --------------------- ----------------------- ----------------------------
                                                                        Exercise
        Name                                  No. of Options              Price                Expiration Date
        ----                                  --------------         -------------             ---------------
        Daniel O'Brien                           100,000                 $1.40                December 21, 2006
                                                  50,000                 $4.25                December 31, 2007
                                                  20,000                 $3.60                December 31, 2008
        Dr. Robert O'Brien                        50,000                 $1.40                December 21, 2006
                                                  25,000                 $4.25                December 31, 2007
                                                  25,000                 $3.60                December 31, 2008
        John Bientjes                              5,000                 $4.25                December 31, 2007
                                                   5,000                 $3.60                December 31, 2008
        Dale Friend                                5,000                 $4.25                December 31, 2007
                                                   5,000                 $3.60                December 31, 2008
        Eric Hodges                                5,000                 $3.60                December 31, 2008
        ---------------------------------- --------------------- ----------------------- ----------------------------

         The total does not include the following shares which may be acquired on the exercise of stock options which are not exercisable until December 31, 2005 and must also be approved at the annual general meeting.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                      Exercise
Name                                  No. of Options                     Price                  Expiration Date
----                                  --------------                -------------               ---------------
Daniel O'Brien                             50,000                       $3.00                  December 31, 2009
John H. Bientjes                            5,000                       $3.00                  December 31, 2009
Dr. Robert O'Brien                         25,000                       $3.00                  December 31, 2009
Dale Friend                                 5,000                       $3.00                  December 31, 2009
Eric Hodges                                 5,000                       $3.00                  December 31, 2009
------------------------------- ---------------------------- ---------------------------- ----------------------------

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

Item 13.          Exhibits.

Number           Description
------           -----------
3.1              Articles of Incorporation of the Registrant. (1)
3.2              Bylaws of the Registrant. (1)
21.1             Subsidiaries. (2)
23.1             Consent of Independent Accountants.*
31.1             Certification of Principal Executive Officer Pursuant to ss.302
                 of the Sarbanes-Oxley Act of 2002.*
31.2             Certification of Principal Financial Officer Pursuant to ss.302
                 of the Sarbanes-Oxley Act of 2002.*
32.1             Certification of Principal Executive Officer Pursuant to 18
                 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*
32.2             Certification of Principal Financial Officer Pursuant to 18
                 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*

------------------

 *            Filed herewith.
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.


Item 14.          Principal Accountant Fees and Services.

         Cinnamon Jang Willoughby & Company, Certified Public Accountants ("CJW"), are our independent auditors and have examined our financial statements for each of the fiscal years ended December 31, 2004 and 2003.

AUDIT FEES

         CJW was paid aggregate fees of $23,240 and $19,293 for the for the fiscal year ended December 31, 2004 and 2003, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

AUDIT-RELATED FEES

         CJW was not paid any additional fees for the fiscal years ended December 31, 2004 and 2003 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

         CJW was paid aggregate fees of $2,075 and $1,400 for the fiscal years ended December 31, 2004 and 2003, respectively, for professional services rendered for tax compliance, tax advice and tax planning. The nature of these services were calculation and filing of the income tax returns for the fiscal years ended December 31, 2004 and 2003.

OTHER FEES

         CJW was paid no other fees for professional services during the fiscal years ended December 31, 2004 and 2003.

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

         During the year ended December 31, 2004, the Audit Committee approved 100% of the total fees that were paid to CJW. The Audit Committee has determined that the rendering of all other non-audit services by CJW is compatible with maintaining CJW's independence. During the year ended December 31, 2004, none of the total hours expended on our financial audit by CJW were provided by persons other than CJW's full-time permanent employees.

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