Form 10QSB/A
period 2005-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

 (Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 12,733,916 shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2005.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  FORM 10-QSB/A

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at March 31, 2005.         1

         (b)  Unaudited Consolidated Statements of Operations for the Three
              Months Ended March 31, 2005 and 2004.                            2

         (c)  Unaudited Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2005 and 2004.                            3

         (d)  Notes to Unaudited Consolidated Financial Statements for the
              Period Ended March 31, 2005.                                     4

Item 2.  Management's Discussion and Analysis or Plan of Operation.           15

Item 3.  Controls and Procedures.                                             19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         21

Item 3.  Defaults Upon Senior Securities.                                     21

Item 4.  Submission of Matters to a Vote of Security Holders.                 21

Item 5.  Other Information.                                                   21

Item 6.  Exhibits.                                                            22

SIGNATURES                                                                    23

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005, which was previously filed with the Securities and Exchange Commission on May 13, 2005.

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

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on May 13, 2005 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AT MARCH 31, 2005
                                 (U.S. DOLLARS)

                                                                         MARCH 31,
                                                                            2005               DECEMBER 31,
                                                                        AS RESTATED                2004
                                                                          (NOTE 3)             AS RESTATED
                                                                        (UNAUDITED)              (NOTE 3)
                                                                      -----------------      -----------------
ASSETS
CURRENT
  Cash and cash equivalents                                           $        495,520       $        558,795
  Short-term investments                                                            --                559,440
  Accounts receivable                                                        1,111,374                501,372
  Income tax                                                                    27,799                 92,963
  Loan receivable                                                               38,652                 38,570
  Inventory                                                                  1,705,890              1,416,588
  Prepaid expenses                                                              96,764                131,280
                                                                      -----------------      -----------------

                                                                             3,475,999              3,299,008
PROPERTY, EQUIPMENT AND LEASEHOLDS                                           5,122,341              5,250,346
INVESTMENT                                                                     325,000                271,000
                                                                      -----------------      -----------------
                                                                      $      8,923,340       $      8,820,354
                                                                      -----------------      -----------------
LIABILITIES
CURRENT
  Accounts payable and accrued liabilities                            $        289,074       $        250,129
  Short-term loan                                                            3,150,000              3,150,000
                                                                      -----------------      -----------------
                                                                             3,439,074              3,400,129
                                                                      -----------------      -----------------
STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
  11,831,916 (2003: 11,794,916) common shares                                   11,832                 11,832
CAPITAL IN EXCESS OF PAR VALUE                                               7,463,020              7,439,621
OTHER COMPREHENSIVE INCOME                                                      86,623                100,179
DEFICIT                                                                     (2,077,209)            (2,131,407)
                                                                      -----------------      -----------------

TOTAL STOCKHOLDERS' EQUITY                                                   5,484,266              5,420,225
                                                                      -----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      8,923,340       $      8,820,354
                                                                      -----------------      -----------------

COMMITMENTS AND CONTINGENCIES (NOTES 14 & 15)

         -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                           (U.S. DOLLARS -- UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------
                                                                            2005                   2004
                                                                         AS RESTATED           AS RESTATED
                                                                          (NOTE 3)               (NOTE 3)
                                                                      ------------------     -----------------
SALES                                                                 $       2,019,581      $        488,110
COST OF SALES                                                                 1,078,301               367,100
                                                                      ------------------     -----------------

GROSS PROFIT                                                                    941,280               121,010
                                                                      ------------------     -----------------

OPERATING EXPENSES
  Wages                                                                         234,436                53,289
  Administrative salaries and benefits                                           38,005                24,847
  Advertising and promotion                                                      31,271                 7,730
  Investor relations and transfer agent fee                                      24,638                64,678
  Office and miscellaneous                                                       41,457                34,590
  Insurance                                                                      28,318                    --
  Interest expense                                                               37,674                    --
  Rent                                                                           55,806                21,349
  Consulting                                                                     44,252                74,678
  Professional fees                                                              60,843                36,508
  Travel                                                                         37,765                23,576
  Telecommunications                                                             10,288                 5,700
  Shipping                                                                       12,639                 3,142
  Research                                                                       15,508                 9,161
  Commissions                                                                    40,925                    --
  Bad debt expense (recovery)                                                        --                    --
  Currency exchange                                                                 718                   422
  Utilities                                                                       7,166                 5,365
  Depreciation                                                                  168,103                 9,952
                                                                      ------------------     -----------------
                                                                                889,812               374,987
                                                                      ------------------     -----------------

INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                                  51,468              (253,977)
INTEREST INCOME                                                                   2,730                 3,116
                                                                      ------------------     -----------------

INCOME (LOSS) BEFORE INCOME TAX                                                  54,198              (250,861)
INCOME TAX (RECOVERY)                                                                --                    --
                                                                      ------------------     -----------------

NET INCOME (LOSS)                                                                54,198              (250,861)
DEFICIT, BEGINNING                                                           (2,131,407)             (873,862)
                                                                      ------------------     -----------------
DEFICIT, ENDING                                                       $      (2,077,209)     $     (1,124,723)

NET INCOME (LOSS) PER SHARE                                           $            0.00      $          (0.02)
                                                                      ------------------     -----------------

WEIGHTED AVERAGE NUMBER OF SHARES                                            11,831,916            11,807,801
                                                                      ------------------     -----------------

         -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                           (U.S. DOLLARS -- UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------
                                                                            2005                   2004
                                                                         AS RESTATED           AS RESTATED
                                                                          (NOTE 3)               (NOTE 3)
                                                                      ------------------     -----------------
OPERATING ACTIVITIES
  Net income (loss)                                                   $          54,198      $       (250,861)
  Stock compensation expense                                                     23,400                66,935
  Depreciation                                                                  168,103                 9,952
                                                                      ------------------     -----------------
                                                                                245,701              (173,974)
                                                                      ------------------     -----------------
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable                                   (610,002)              166,617
  (Increase) Decrease in inventory                                             (289,302)               29,118
  (Increase) Decrease in prepaid expenses                                        34,516               (15,809)
  Increase (Decrease) in accounts payable                                        38,945               (32,987)
  Increase (Decrease) in Income taxes                                            65,164                 1,120
  Increase (Decrease) in amounts due to shareholders                                 --                (7,700)
                                                                      ------------------     -----------------

CASH (USED IN) OPERATING ACTIVITIES                                            (514,977)              (33,615)
                                                                      ------------------     -----------------

INVESTING ACTIVITIES
  Short-term investments                                                        559,440             1,525,735
  Investments                                                                   (54,000)                   --
  Loan receivable                                                                   (81)              (14,868)
  Acquisition of property and equipment                                         (40,099)              (18,338)
  Incurred acquisition costs                                                         --               (90,912)
                                                                      ------------------     -----------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 465,260             1,401,617
                                                                      ------------------     -----------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             --                40,500
                                                                      ------------------     -----------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                --                40,500
                                                                      ------------------     -----------------

Effect of exchange rate changes on cash                                         (13,559)               12,348
                                                                      ------------------     -----------------

INFLOW (OUTFLOW) OF CASH                                                        (63,276)            1,420,850
Cash and cash equivalents, beginning                                            558,795               237,080
                                                                      ------------------     -----------------

CASH AND CASH EQUIVALENTS, ENDING                                     $         495,520      $      1,657,930
                                                                      ------------------     -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received                                                     $           2,730      $          3,116
                                                                      ------------------     -----------------

         -- See Notes to Unaudited Consolidated Financial Statements --

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2005
                                 (U.S. DOLLARS)

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

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2005, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (at June 9, 2004):

       ----------------------------------------------------- ------------------
       Current assets                                              $ 1,126,805
       Property and equipment                                        5,023,195
                                                             ------------------
                                                                     6,150,000
       Acquisition costs assigned to property and equipment            314,724
       ----------------------------------------------------- ------------------
       Total assets acquired                                       $ 6,464,724
       ----------------------------------------------------- ------------------

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

         (c)  Property, Equipment and Leaseholds.

         The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

     -------------------------------- --- ----------------------------------
     Computer hardware                    30% Declining balance
     Furniture and fixtures               20% Declining balance
     Manufacturing equipment              20% Declining balance
     Office equipment                     20% Declining balance
     Building                             10% Declining balance
     Leasehold improvements               Over lease term
     -------------------------------- --- ----------------------------------

         Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write-downs have been necessary to date.

         (d)  Impairment of Long-lived Assets.

         The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of the long-lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the three months ended March 31, 2005, no impairment charges have been recognized.

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

         The following presents the effect on the company's previously issued financial statements for the three months ended March 31, 2005 and 2004, and the year ended December 31, 2004:

         Balance sheet as at March 31, 2005 -

        --------------------------------------------------------------------------------------------------------------
                                                      Previously              Increase
                                                       Reported              (Decrease)             Restated
                                                ----------------------------------------------------------------------
        Capital in excess of par value          $            7,686,820)  $         (223,800)   $           7,463,020
        Accumulated deficiency                              (2,301,009)             223,800               (2,077,209)
        --------------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended March 31, 2005 -

        --------------------------------------------------------------------------------------------------------------
                                                      Previously              Increase
                                                       Reported              (Decrease)           Restated
                                                ----------------------------------------------------------------------
        Deficit, beginning                      $           (2,355,207)  $          223,800    $          (2,131,407)
        Deficit, ending                                     (2,301,009)             223,800               (2,077,209)
        --------------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended March 31, 2004 -

        ---------------------------------------------------------------------------------------------------------------
                                                      Previously               Increase
                                                       Reported               (Decrease)           Restated
                                                -----------------------------------------------------------------------
        Deficit, beginning                      $           (1,097,662)  $          223,800    $             (873,862)
        Deficit, ending                                     (1,348,523)             223,800                (1,124,723)
        ---------------------------------------------------------------------------------------------------------------

         Balance sheet as at December 31, 2004 -

        --------------------------------------------------------------------------------------------------------------
                                                      Previously              Increase
                                                       Reported              (Decrease)             Restated
                                                ----------------------------------------------------------------------
        Capital in excess of par value          $            7,663,421)  $         (223,800)   $           7,439,621
        Accumulated deficiency                              (2,355,207)             223,800               (2,131,407)
        --------------------------------------------------------------------------------------------------------------

4.       LOAN RECEIVABLE.

      --------------------------------------------- -------------------- -----------------------
                                                           2005                   2004
                                                    -------------------- -----------------------
      5% loan receivable due on demand              $           38,652   $              38,570
      --------------------------------------------- -------------------- -----------------------

5.       PREPAID EXPENSES.

      --------------------------------------------- -------------------- -----------------------
                                                           2005                   2004
                                                    -------------------- -----------------------
      Security deposit and prepaids                 $           96,764   $             131,280
      --------------------------------------------- -------------------- -----------------------

6.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

---------------------------- ---------- ------------------- ------------------ ------------------- ------------------
                                                               Accumulated            2005               2004
                                               Cost           Amortization            Net                 Net
                                        ------------------- ------------------ ------------------- ------------------

       Buildings                        $       3,144,259   $         231,268  $       2,912,991   $      2,987,046
       Computer hardware                           44,370              15,854             28,516             27,511
       Furniture and fixtures                      15,609               4,238             11,371             11,515
       Office equipment                            28,905              11,390             17,515             18,421
       Manufacturing equipment                  2,139,918             411,712          1,728,206          1,785,858
       Trailer                                      1,926                 864              1,062              1,146
       Leasehold improvements                      31,551              12,739             18,812             14,533
       Trade show booth                             7,212               1,530              5,682              6,130
       Land                                       398,186                  --            398,186            398,186
                                        ------------------- ------------------ ------------------- ------------------
                                        $       5,811,936   $         689,595  $       5,122,341   $      5,250,346
--------------------------------------- ------------------- ------------------ ------------------- ------------------

7.       INVESTMENT.

      --------------------------------------------------- -------------------- -----------------------
                                                                 2005                   2004
                                                          -------------------- -----------------------
      Tatko Inc.                                          $          271,000   $             271,000
      Air Water Interface Delivery & Detection Inc.       $           54,000                      --
                                                          -------------------- -----------------------
                                                          $          325,000   $             271,000
      --------------------------------------------------- -------------------- -----------------------

         On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. ("Tatko") for consideration of the issuance of 100,000 shares of our common stock. The option to purchase the shares of Taiko expires on May 31, 2008. The cost of the investment has been accounted for based on the original fair market value of our common stock on May 31, 2003. See Contingencies (Note 12).

         On February 8, 2005, NanoDetect Technologies Inc., our new subsidiary, purchased 18 shares in Air Water Interface Delivery and Detection Inc. ("AWD") for a total cost of $54,000. This investment represents only 1.8% of the issued and outstanding shares of AWD, and accordingly will be accounted for under the cost method.

8.       STOCK OPTIONS.

         The Company may issue stock options and stock bonuses for our common stock to provide incentives to directors, key employees and other persons who contribute to our success. The exercise price of all incentive options are issued for not less than fair market value. There were no stock options issued in the quarter ending March 31, 2005.

         The following table summarizes stock option activity for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005:

--------------------------------------- ---------------------- -- ---------------------------- ---------------------
                                                                        Exercise price           Weighted average
                                          Number of shares                 per share              exercise price
--------------------------------------- ---------------------- -- ---------------------------- ---------------------

      Balance, December 31, 2002                    3,686,800            $0.25 - $3.50                        $3.79
      Granted                                                            $3.60 - $4.25                        $3.61
                                                      256,000
      Exercised                                      (124,000)           $0.25 - $2.28                        $0.48
      Expired                                      (2,107,800)           $0.25 - $5.50                        $4.72
----- --------------------------------- ---------------------- -- ---------------------------- ---------------------

      Balance, December 31, 2003                    1,711,000            $1.00 - $4.25                        $2.84
      Granted                                         572,740            $3.00 - $4.60                        $3.46
      Exercised                                       (37,000)           $1.00 - $2.50                        $1.55
      Expired                                          (5,000)               $4.25                            $4.25
      Cancelled                                    (1,000,000)           $1.50 - $3.50                        $2.50
----- --------------------------------- ---------------------- -- ---------------------------- ---------------------

      Balance, December 31, 2004                    1,241,740            $1.00 - $4.60                        $2.87
----- --------------------------------- ---------------------- -- ---------------------------- ---------------------

      The fair value of each option grant is calculated using the following weighted average assumptions:

----------------------------------------------- ---------------------- ----------------------- ----------------------
                                                        2004                    2003                   2002
                                                ---------------------- ----------------------- ----------------------
       Expected life - years                            5.00                   5.00                    5.00
       Interest rate                                    3.50%                  2.87%                   3.00%
       Volatility                                      49.00%                 49.00%                  72.30%
       Dividend yield                                    - %                    - %                     - %
------ ---------------------------------------- ---------------------- ----------------------- ----------------------

         During the previous year, the Company granted 275,400 (2003 - 205,000) options to purchase our common stock to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional consulting expense of $299,345 (2003 - $122,570). During the year ended December 31, 2003, the Company cancelled options to purchase 2,000,000 shares of our common stock to consultants pursuant to the terms of the contract, resulting in a recovery of consulting expense of $2,480,200.

9.       CAPITAL STOCK.

         No stock was issued in the quarter ending March 31, 2005. During the year ended December 31, 2004, the Company issued 37,000 shares of common stock at prices ranging from $1.00 to $2.50 per share upon exercise of stock options. During the year ended December 31, 2003, the Company: (i) issued 100,000 shares of common stock valued at $271,000 to acquire an option to purchase a 20% interest in Tatko; and (ii) issued 124,000 shares of common stock at prices ranging from $0.25 to $2.28 per share upon exercise of stock options.

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

      ---------------------------------------------------------------------------------------------------------
                                                 EWCP                 BPCA                    Total
                                          ---------------------------------------------------------------------
      Revenue                             $          430,895  $          1,588,686    $          2,019,581
      Interest revenue                                 2,673                    57                   2,730
      Interest expense                                 6,606                31,068                  37,674
      Depreciation and amortization                   13,760               154,343                 168,103
      Segment profit (loss)                         (283,969)              338,167                  54,198
      Segment assets                                 262,123             4,860,218               5,122,341
      Expenditures for segment assets                 40,099                    --                  40,099
      ---------------------------------------------------------------------------------------------------------

         There is no segment data for the quarter ended March 31, 2004 as our additional segment was added in June 2004.

         The sales generated in the United States of America and Canada are as follows:

     -------------------------------------------------------- --------------------------- ---------------------------
                                                                         2005                        2004
                                                              --------------------------- ---------------------------
     Canada                                                   $                424,112    $              351,439
     United States and abroad                                                1,595,469                   136,671
     -------------------------------------------------------- --------------------------- ---------------------------
     Total                                                    $              2,019,581    $              488,110
     -------------------------------------------------------- --------------------------- ---------------------------

         The Company's long-lived assets are located in Canada and the United States as follows:

     -------------------------------------------------------- --------------------------- ---------------------------
                                                                         2005                        2004
                                                              --------------------------- ---------------------------
     Canada                                                   $                254,579    $              238,807
     United States                                                           4,867,762                 5,011,539
     -------------------------------------------------------- --------------------------- ---------------------------
     Total                                                    $              5,122,341    $            5,250,346
     -------------------------------------------------------- --------------------------- ---------------------------

11.      COMMITMENTS.

         The Company is committed to minimum rental payments for property and premises aggregating approximately $360,111 over the term of two leases, the last expiring on June 30, 2009.

         Commitments in each of the next five years are approximately as follows:

                 ------------ ---------------
                 2005         $    100,718
                 2006              114,752
                 2007               55,169
                 2008               55,654
                 2009               33,818
                 ------------ ---------------

12.      CONTINGENCIES.

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

         The Company filed a lawsuit in the Court of the Queen's Bench of Alberta, in which our subsidiary, Flexible Ltd., is inter-provincially registered. The Company is seeking indeterminate damages resulting from a breach of contract by Calgary Diecast Corporation ("CDC"). The contract was never completed and the Company's raw materials remain in the possession of CDC. On April 25, 2005, the Court ordered a judgment in favor of Flexible Ltd. in the amount of $47,495 and the Company intends to collect using all available means.

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

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three months ended March 31, 2005, as compared to the results of operations for the three months ended March 31, 2004, and to changes in our financial condition from December 31, 2004 to March 31, 2005.

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

-----------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended March 31,
                          ----------------------------------------------------------    % Change          % Change
Sales                           2005                2004                2003            2005-2004         2004-2003
                          ------------------  ------------------  ------------------  ---------------  ----------------
  Energy Segment          $         430,895   $         488,110   $       1,281,266             (12%)             (62%)
  Polymer Segment         $       1,588,686                   *                  *                *                 *
                          ---------------------------------------------------------------------------------------------
    Consolidated          $       2,019,581   $         488,110   $       1,281,266             314%              (62%)
Gross Profit
  Energy Segment          $         123,920   $         121,010   $         594,199               2%              (80%)
  Polymer Segment         $         817,360                   *                  *                *                 *
                          ---------------------------------------------------------------------------------------------
    Consolidated          $         941,280   $         121,010   $         594,199             678%              (80%)
SG&A
  Energy Segment          $         410,562   $         374,987   $         467,074               9%              (20%)
  Polymer Segment         $         479,250                   *                  *                *                 *
                          ---------------------------------------------------------------------------------------------
    Consolidated          $         889,812   $         374,987   $         467,074   137%                        (20%)
Interest Income
  Energy Segment          $           2,673   $           3,116   $          50,268             (14%)             (94%)
  Polymer Segment         $              57                   *                  *                *                 *
                          ---------------------------------------------------------------------------------------------
    Consolidated          $           2,730   $           3,116   $          50,268             (12%)             (94%)
Write-down of
Investments
  Energy Segment                         --                  --                  --               --                --
  Polymer Segment                        --                  --                  *                *                 *
                         ----------------------------------------------------------------------------------------------
    Consolidated                         --                  --                  --               --                --
-----------------------------------------------------------------------------------------------------------------------
Net Income (Loss)         $          54,198   $        (250,861)  $         126,071            (122%)            (299%)
-----------------------------------------------------------------------------------------------------------------------

---------------------
* Polymer segment data is not available as indicated. Our polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

         For the three months ended March 31, 2005, we experienced a net profit of $54,198, as compared to a net loss of $250,861 for the three months ended March 31, 2004. Increased brand recognition, increased sales of our residential swimming pool product, ECO$AVR(R), and a full quarter of operations from our NanoChem division has resulted in sales of $2,019,581 in the three months ended March 31, 2005, as compared to $488,110 in the three months ended March 31, 2004. Our Energy segment had sales of $430,895 for the three months ended March 31, 2005, as compared to $488,110 for the three months ended March 31, 2004. Our Polymer segment had sales of $1,588,686 for the three months ended March 31, 2005, with no comparable data from the three months ended March 31, 2004.

         Our management is satisfied with the effect of the acquisition of assets from Donlar Corporation ("Donlar"), as the NanoChem division (which is comprised of the former Donlar assets) has contributed greatly to sales and cash flow and is starting to replace the capital expended for it. In addition, opportunities to synergistically cross-sell all of our divisions' products have already generated leads to new business and the swimming pool division has discovered ways to help NanoChem increase utilization of its Peru, Illinois factory, while decreasing our costs as a whole. We maintained expenditures in the areas of WATER$AVR(R) product sales and marketing costs and production equipment development costs. The major factors that contributed to our increased revenue were greater sales from our HEAT$AVR(R) and ECO$AVR(R) swimming pool division into new overseas markets and an increase in sales from our newly-formed NanoChem division. NanoChem sales are much less seasonal than those of our WATER$AVR(R) product and HEAT$AVR(R) and ECO$AVR(R) products divisions, which should lead to less volatile sales figures in the future. Our management will attempt to reduce seasonality even further over time.

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

         Our operating expenses were $889,812 for the three months ended March 31, 2005, an increase from $374,987 for the three months ended March 31, 2004. We continued our sales and marketing efforts for our WATER$AVR(R) product line, with the objective of closing our first major sales as soon as possible and with development of advanced production machinery for our swimming pool products. The largest increases in operating expenses were in the areas of wages ($234,436 in the three months ended March 31, 2005, as compared to $53,289 in the three months ended March 31, 2004), rent ($55,806 in the three months ended March 31, 2005, as compared to $21,349 in the three months ended March 31, 2004), advertising ($31,271 in the three months ended March 31, 2005, as compared to $7,730 in the three months ended March 31, 2004), and commissions ($40,925 in the three months ended March 31, 2005, as compared to nil in the three months ended March 31, 2004). These increases are wholly accounted for by the operating costs of our NanoChem division and represent a permanent increase in operating costs related to the new level of sales. Our decreases in investor relations ($24,638 the three months ended March 31, 2005, as compared to $64,678 in the three months ended March 31, 2004) and consulting ($44,252 in the three months ended March 31, 2005, as compared to $74,678 in the three months ended March 31,
2004) are the result of better cost-control in these areas instituted by management over the past year. Our professional fees increased to $60,843 in the three months ended March 31, 2005, as compared to $36,508 in the three months ended March 31, 2004. This is the result of costs incurred in intellectual property prosecution and protection. In addition, depreciation increased to $168,103 in the three months ended March 31, 2005, as compared to $9,952 in the three months ended March 31, 2004, as a result of the depreciable NanoChem assets acquired in June 2004.

         Our Energy segment generated $410,562 in operating expenses in the three months ended March 31, 2005, an increase from $374,987 for the three months ended March 31, 2004. This nine percent increase is attributable to our increases in advertising, commissions and professional fees. Our Polymer segment generated $479,250 in operating expenses in the three months ended March 31, 2005, with no comparable data from the three months ended March 31, 2004. This increase is attributable to the fact that our NanoChem subsidiary was not formed until June 2004.

         Our net profit for the three months ended March 31, 2005 was $54,198, an increase from our net loss of $250,861 in the three months ended March 31, 2004. The increase in net profit it attributable to increased sales in our swimming pool products division, as compared to the three months ended March 31, 2004, augmented by positive operating cash from our NanoChem division. Our Energy segment's net loss for the three months ended March 31, 2005 was $283,969, a decrease from our net loss of $250,861 in the three months ended March 31, 2004, which is attributable to our increase in advertising, commissions and professional fees. Our Polymer segment's net profit for the three months ended March 31, 2005 was $338,167, with no comparable data from the three months ended March 31, 2004.

         Our profit per share was $0.00 for the three months ended March 31, 2005, as compared to a loss of $0.02 per share for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources.

     ----------------------------------------------------------------------------------------------------------------
                                         March 31, 2005         December 31, 2004           Increase (Decrease)
                                     ---------------------  -------------------------   -----------------------------
     Cash and cash equivalents       $            495,520   $                558,795    $                (63,275)
     Short-term investments                            --                    559,440                    (559,440)
     Working capital                               36.925                   (101,121)                    138,046
     Short-term loan                            3,150,000                         --                   3,150,000
     ----------------------------------------------------------------------------------------------------------------

         We have cash on hand of $495,520 as of the three months ended March 31, 2005, as compared to cash on hand of $558,795 for the three months ended December 31, 2004. The overall decrease in short-term investments and cash and cash equivalents was primarily a result of cash used to introduce and market our WATER$AVR(R) product, which has not yet attained significant sales to maintain positive cash flow.

         As of March 31, 2005, we had working capital of $36,925, as compared to working capital of ($101,121) on December 31, 2004. The increase in working capital is the result of increased sales and profits.

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

SUBSEQUENT EVENTS

         On April 14, 2005, we announced that we had raised $3.375 million in capital through a private placement of our securities. The securities were sold in an offering exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Participating investors were a select group of investment funds, and the terms of purchase included 900,000 shares of common stock at a per share price of $3.75, along with a warrant to acquire, at $4.50 per share, another share of common stock for each share purchased. The funds were used primarily to retire the debt remaining from the acquisition of the assets comprising our NanoChem division.

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

         On May 1, 2003, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A., seeking the return of 100,000 shares of our common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding we seek the return of such shares after defendants' failure to both return the shares voluntarily and repay the note. On May 7, 2003, we obtained an injunction freezing the transfer of the shares. On May 24, 2004, there was a hearing on defendants' motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. The proceeding is still in a discovery phase. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in our consolidated financial statements as the outcome of this claim is not determinable.

         On May 28, 2004, Sun Solar Energy Technologies, Inc. ("Sun Solar"), filed a lawsuit in the Federal Court of Canada, against us, Flexible Ltd., and Mr. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by Sun Solar; (b) injunctive relief against further use of the "Tropical Fish" trademark by us; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by us, Flexible Ltd. and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, we filed our defenses and filed a counterclaim against Sun Solar. The counterclaim seeks:
(x) injunctive relief against further use of the "Tropical Fish" trademark by Sun Solar; (y) a declaration that the "Tropical Fish" trademark is owned by us, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery, and examinations for discovery of all parties have been scheduled for July 2005. No amounts have been recorded as receivable in our consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

         On July 23, 2004, we filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko Inc. ("Tatko"). The action arises out of a joint product development agreement entered into between us and Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock. In return, Tatko granted us a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and we seek declaratory relief stating that Tatko is not entitled to the 100,000 shares of our restricted common stock. The litigation is still pending at this time. In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to our restricted common stock. No amounts have been recorded as receivable in our consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

         We filed a lawsuit in the Court of the Queen's Bench of Alberta, in which our subsidiary, Flexible Ltd., is inter-provincially registered. We are seeking indeterminate damages resulting from a breach of contract by Calgary Diecast Corporation ("CDC"). The contract was never completed and our raw materials remain in the possession of CDC. On April 25, 2005, the Court ordered a judgment in our favor in the amount of $47,495 and we intend to collect using all available means.

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