Form 10QSB/A
period 2005-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2005-12-06
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ______________.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 12,831,316 shares of Common Stock, par value $0.001 per share, outstanding as of July 29, 2005.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                             INDEX TO FORM 10-QSB/A


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

         (a)  Unaudited Consolidated Balance Sheets at June 30, 2005.         1

         (b)  Unaudited Consolidated Statements of Operations for the
              Six Months Ended June 30, 2005 and 2004.                        2

         (c)  Unaudited Consolidated Statements of Operations for the
              Three Months Ended June 30, 2005 and 2004.                      3

         (d)  Unaudited Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2005 and 2004.                        4

         (e)  Notes to Unaudited Consolidated Financial Statements for
              the Period Ended June 30, 2005.                                 5

Item 2.  Management's Discussion and Analysis or Plan of Operation.           17

Item 3.  Controls and Procedures.                                             23

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         25

Item 3.  Defaults Upon Senior Securities.                                     25

Item 4.  Submission of Matters to a Vote of Security Holders.                 25

Item 5.  Other Information.                                                   25

Item 6.  Exhibits.                                                            26

SIGNATURES                                                                    27

                                EXPLANATORY NOTE

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2005, which was previously filed with the Securities and Exchange Commission on August 12, 2005.

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

         This Form 10-QSB/A does not reflect events occurring after the filing of our Form 10-QSB on August 12, 2005 or modify any of the disclosures contained therein, or in the accompanying financial statements and notes thereto, in any way other than by the amendments identified above and as set forth herein. Notwithstanding the above, and for the convenience of the reader, this entire report has been amended as a result of, and to reflect, the restatement, as well as to revise the disclosure of our management's discussion and analysis, unregistered sales of equity securities, and legal proceedings, as well as to generally reflect the current disclosure requirements of Form 10-QSB.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2005 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AT JUNE 30, 2005
                                 (U.S. DOLLARS)

                                                                        JUNE 30,
                                                                          2005                    DECEMBER 31,
                                                                       AS RESTATED                   2004
                                                                        (NOTE 3)                  AS RESTATED
                                                                       (UNAUDITED)                 (NOTE 3)
                                                                   --------------------       --------------------
  ASSETS
  CURRENT
    Cash and cash equivalents                                      $           752,130        $           558,795
    Short-term investments                                                          --                    559,440
    Accounts receivable                                                      1,028,236                    501,372
    Income tax                                                                  27,033                     92,963
    Loan receivable                                                             38,286                     38,570
    Inventory                                                                1,912,912                  1,416,588
    Prepaid expenses                                                           117,979                    131,280
                                                                   --------------------       --------------------
                                                                             3,876,576                  3,299,008

  PROPERTY, EQUIPMENT AND LEASEHOLDS                                         4,984,801                  5,250,346
  INVESTMENT                                                                   347,000                    271,000
                                                                   --------------------       --------------------
                                                                   $         9,208,377        $         8,820,354
                                                                   --------------------       --------------------
  LIABILITIES
  CURRENT
    Accounts payable and accrued liabilities                       $           286,066        $           250,129
    Short-term loan                                                                 --                  3,150,000
                                                                   --------------------       --------------------
                                                                               286,066                  3,400,129
  STOCKHOLDERS' EQUITY
  CAPITAL STOCK
  Authorized
    50,000,000 Common shares with a par value of $0.001 each
    1,000,000 Preferred shares with a par value of $0.01 each
  Issued and outstanding
    12,821,316 (2004: 11,831,916) common shares                                 11,832                     11,832
  CAPITAL IN EXCESS OF PAR VALUE                                            11,392,821                  7,439,621
  OTHER COMPREHENSIVE INCOME (LOSS)                                             73,184                    100,179
  DEFICIT                                                                   (2,555,526)                (2,131,407)
                                                                   --------------------       --------------------

  TOTAL STOCKHOLDERS' EQUITY                                                 8,922,311                  5,420,225
                                                                   --------------------       --------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         9,208,377        $         8,820,354
                                                                   --------------------       --------------------
  COMMITMENTS AND CONTINGENCIES (NOTES 11 & 12)

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                           (U.S. DOLLARS -- UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------------------------
                                                                          2005                   2004
                                                                       AS RESTATED            AS RESTATED
                                                                        (NOTE 3)               (NOTE 3)
                                                                   --------------------   --------------------
  SALES                                                            $         3,887,714    $         1,035,871
  COST OF SALES                                                             2,131,945                 411,007
                                                                   --------------------   --------------------
  GROSS PROFIT                                                               1,755,769                624,864
                                                                   --------------------   --------------------
  OPERATING EXPENSES
    Wages                                                                      436,825                257,716
    Administrative salaries and benefits                                       109,076                 57,544
    Advertising and promotion                                                   44,685                 56,792
    Investor relations and transfer agent fee                                  509,588                122,625
    Office and miscellaneous                                                    69,531                 96,922
    Insurance                                                                   62,787                     --
    Interest expense                                                            62,189                     --
    Rent                                                                       103,672                 52,216
    Consulting                                                                  91,787                188,816
    Professional fees                                                          126,449                107,714
    Travel                                                                      78,866                 49,514
    Telecommunications                                                          22,890                 14,714
    Shipping                                                                    23,036                 10,797
    Research                                                                    18,404                 15,842
    Commissions                                                                 87,998                     --
    Bad debt expense (recovery)                                                      --                  (797)
    Currency exchange                                                           (6,867)                 3,324
    Utilities                                                                   11,502                 14,198
    Depreciation                                                               331,086                185,547
                                                                   --------------------   --------------------
                                                                             2,183,504              1,233,484
                                                                   --------------------   --------------------

  INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                             (427,735)              (608,620)
  INTEREST INCOME                                                                3,616                 30,470
                                                                   --------------------   --------------------

  INCOME (LOSS) BEFORE INCOME TAX                                             (424,119)              (578,150)
  INCOME TAX (RECOVERY)                                                              --                    --
                                                                   --------------------   --------------------

  NET INCOME (LOSS)                                                           (424,119)              (578,150)
  DEFICIT, BEGINNING                                                        (2,131,407)              (873,862)
                                                                   --------------------   --------------------
  DEFICIT, ENDING                                                  $        (2,555,526)   $        (1,452,012)

  NET INCOME (LOSS) PER SHARE                                      $             (0.03)   $             (0.05)
                                                                   --------------------   --------------------

  WEIGHTED AVERAGE NUMBER OF SHARES                                         12,256,208             11,819,916
                                                                   --------------------   --------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                           (U.S. DOLLARS -- UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                   -------------------------------------------
                                                                          2005                  2004
                                                                       AS RESTATED           AS RESTATED
                                                                        (NOTE 3)               (NOTE 3)
                                                                   --------------------   --------------------
  SALES                                                            $         1,868,133    $           547,761
  COST OF SALES                                                              1,053,644                105,088
                                                                   --------------------   --------------------
  GROSS PROFIT                                                     $           814,489                442,673
                                                                   --------------------   --------------------
  OPERATING EXPENSES
    Wages                                                                      202,388                143,246
    Administrative salaries and benefits                                        71,071                 32,697
    Advertising and promotion                                                   13,414                 49,062
    Investor relations and transfer agent fee                                  484,950                 57,947
    Office and miscellaneous                                                    28,076                 62,332
    Insurance                                                                   34,468                     --
    Interest expense                                                            24,514                     --
    Rent                                                                        47,866                 30,867
    Consulting                                                                  47,535                114,138
    Professional fees                                                           65,607                 71,206
    Travel                                                                      41,101                 25,938
    Telecommunications                                                          12,602                  9,014
    Shipping                                                                    10,397                  7,655
    Research                                                                     2,896                  6,681
    Commissions                                                                 47,073                     --
    Bad debt expense (recovery)                                                     --                   (797)
    Currency exchange                                                           (7,585)                 2,902
    Utilities                                                                    4,336                  8,833
    Depreciation                                                               162,983                175,595
                                                                   --------------------   --------------------
                                                                             1,293,692                797,316
                                                                   --------------------   --------------------

  INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                  $          (479,203)   $          (354,643)
  INTEREST INCOME                                                                  886                 27,354
                                                                   --------------------   --------------------

  INCOME (LOSS) BEFORE INCOME TAX                                  $          (478,317)   $          (327,289)
  INCOME TAX (RECOVERY)                                                             --                     --
                                                                   --------------------   --------------------

  NET INCOME (LOSS)                                                $          (478,317)   $          (327,289)

  DEFICIT, BEGINNING                                                        (2,077,209)            (1,124,723)
                                                                   --------------------   --------------------

  DEFICIT, ENDING                                                  $        (2,555,526)   $        (1,452,012)

  NET INCOME (LOSS) PER SHARE                                      $             (0.04)   $             (0.03)
                                                                   --------------------   --------------------

  WEIGHTED AVERAGE NUMBER OF SHARES                                         12,675,837             11,819,916
                                                                   --------------------   --------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                           (U.S. DOLLARS -- UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------------------------
                                                                          2005                   2004
                                                                       AS RESTATED            AS RESTATED
                                                                        (NOTE 3)               (NOTE 3)
                                                                   --------------------   --------------------
  OPERATING ACTIVITIES
    Net income (loss)                                              $          (424,119)   $          (578,150)
    Stock compensation expense                                                 503,650                135,230
    Depreciation                                                               331,086                185,547
                                                                   --------------------   --------------------
                                                                               410,617               (257,373)
  Changes in non-cash working capital items:
    (Increase) Decrease in accounts receivable                                (526,864)              (238,982)
    (Increase) Decrease in inventory                                          (496,324)              (628,460)
    (Increase) Decrease in prepaid expenses                                     13,301                (33,719)
    Increase (Decrease) in accounts payable                                     35,937                 31,552
    Increase (Decrease) in income taxes                                         65,930                  2,240
                                                                                    --                 (7,700)
                                                                   --------------------   --------------------

  CASH (USED IN) OPERATING ACTIVITIES                                         (497,405)            (1,132,442)
                                                                   --------------------   --------------------

  INVESTING ACTIVITIES
    Short-term investments                                                     559,440              3,699,188
    Investments                                                                (76,000)                    --
    Loan receivable                                                                284                     45
    Acquisition of property and equipment                                      (65,541)            (5,270,011)
                                                                   --------------------   --------------------

  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              418,183             (1,570,778)
                                                                   --------------------   --------------------

  FINANCING ACTIVITIES
    Short-term loan                                                         (3,150,000)             3,150,000
    Proceeds from issuance of common stock                                   3,449,550                 57,500
                                                                   --------------------   --------------------

  CASH PROVIDED BY FINANCING ACTIVITIES                                        299,550              3,207,500
                                                                   --------------------   --------------------

  Effect of exchange rate changes on cash                                      (26,993)                (3,023)
                                                                   --------------------   --------------------

  INFLOW (OUTFLOW) OF CASH                                                     193,335                501,257
  Cash and cash equivalents, beginning                                         558,795                237,080
                                                                   --------------------   --------------------

  CASH AND CASH EQUIVALENTS, ENDING                                $           752,130    $           738,337
                                                                   --------------------   --------------------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest received                                              $            2,730     $            30,470
                                                                   --------------------   --------------------

          - See Notes to Unaudited Consolidated Financial Statements -

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2005
                                 (U.S. DOLLARS)

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

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         The following table summarizes the estimated fair value of the Donlar assets acquired at the date of acquisition (June 9, 2004):

---- ----------------------------------------------------- ---------------------
     Current assets                                                 $ 1,126,805
     Property and equipment                                           5,023,195
                                                           ---------------------
                                                                      6,150,000
     Acquisition costs assigned to property and equipment               314,724
                                                           ---------------------
     Total assets acquired                                          $ 6,464,724
---- ----------------------------------------------------- ---------------------

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

         (c) Property, Equipment and Leaseholds.

         The following assets are recorded at cost and depreciated using the following methods and using the following annual rates:

--------------------------------------------------------------------------------
Computer hardware                              30% Declining balance
Furniture and fixtures                         20% Declining balance
Manufacturing equipment                        20% Declining balance
Office equipment                               20% Declining balance
Building                                       10% Declining balance
Leasehold improvements                         Straight-line over lease term
--------------------------------------------------------------------------------

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

         The following presents the effect on the company's previously issued financial statements for the three months ended June 30, 2005 and 2004, and the year ended December 31, 2004:

         Balance sheet as at June 30, 2005:

        -----------------------------------------------------------------------------------------------------------
                                                    Previously             Increase
                                                     Reported             (Decrease)              Restated
                                                -------------------------------------------------------------------
        Capital in excess of par value                  11,616,621               (223,800)           11,392,821
        Accumulated deficiency                          (2,779,326)               223,800            (2,555,526)
        -----------------------------------------------------------------------------------------------------------

         Statement of operations for the six months ended June 30, 2005:

        -----------------------------------------------------------------------------------------------------------
                                                    Previously             Increase
                                                     Reported             (Decrease)              Restated
                                                -------------------------------------------------------------------
        Deficit, beginning                              (2,355,207)               223,800            (2,131,407)
        Deficit, ending                                 (2,779,326)               223,800            (2,555,526)
        -----------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended June 30, 2005:

        -----------------------------------------------------------------------------------------------------------
                                                    Previously             Increase
                                                     Reported             (Decrease)              Restated
                                                -------------------------------------------------------------------
        Deficit, beginning                              (2,301,009)              223,800             (2,077,209)
        Deficit, ending                                 (2,779,326)              223,800             (2,555,526)
        -----------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended June 30, 2004:

        -----------------------------------------------------------------------------------------------------------
                                                    Previously             Increase
                                                     Reported             (Decrease)              Restated
                                                -------------------------------------------------------------------
        Deficit, beginning                               (1,348,523)              223,800            (1,124,723)
        Deficit, ending                                  (1,675,812)              223,800            (1,452,012)
        -----------------------------------------------------------------------------------------------------------

         Balance sheet as at December 31, 2004:

        -----------------------------------------------------------------------------------------------------------
                                                    Previously             Increase
                                                     Reported             (Decrease)              Restated
                                                -------------------------------------------------------------------
        Capital in excess of par value          $         7,663,421   $          (223,800)   $         7,439,621)
        Accumulated deficiency                           (2,355,207)              223,800             (2,131,407)
        -----------------------------------------------------------------------------------------------------------

4.       LOAN RECEIVABLE.

----------------------------------- -------------------- -----------------------
                                           2005                   2004
                                    -------------------- -----------------------
5% loan receivable due on demand         $ 38,286               $ 38,570
----------------------------------- -------------------- -----------------------

5.       PREPAID EXPENSES.

----------------------------------- -------------------- -----------------------
                                           2005                   2004
                                    -------------------- -----------------------
Security deposit and prepaids           $ 117,969              $ 131,280
----------------------------------- -------------------- -----------------------

6.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

---------------------------- --------- ------------------- ------------------- ------------------- ------------------
                                                              Accumulated             2005               2004
                                              Cost            Amortization            Net                 Net
                                       ------------------- ------------------- ------------------- ------------------
       Buildings                       $        3,144,259  $          303,488  $        2,840,771  $       2,987,046
       Computer hardware                           44,302              18,068              26,234             27,511
       Furniture and fixtures                      15,265               4,674              10,591             11,515
       Office equipment                            28,322              12,233              16,089             18,421
       Manufacturing equipment                  2,141,071             491,376           1,649,695          1,785,858
       Trailer                                      1,865                 912                 953              1,146
       Leasehold improvements                      30,560              13,786              16,774             14,533
       Trade show booth                             6,985               1,885               5,100              6,130
       Patents                                     20,408                  --              20,408                 --
       Land                                       398,186                  --             398,186            398,186
                                       ------------------- ------------------- ------------------- ------------------
                                       $        5,831,223  $          846,422  $        4,984,801  $       5,250,346
-------------------------------------- ------------------- ------------------- ------------------- ------------------

7.       INVESTMENT.

      --------------------------------------------------- -------------------- --------------------
                                                                 2005                 2004
                                                          -------------------- --------------------
      Tatko Inc.                                          $        271,000     $         271,000
      Air Water Interface Delivery & Detection Inc.       $         76,000                    --
                                                          -------------------- --------------------
                                                          $        347,000              $271,000
      --------------------------------------------------- -------------------- --------------------

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

         In 2005, NanoDetect purchased 25.3 shares of equity in Air Water Interface Delivery and Detection Inc. ("AWD") for a total cost of $76,000. This investment represents only 2.5% of the issued and outstanding shares of AWD, and accordingly will be accounted for under the cost method.

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

         The following table summarizes stock option activity for the years ended December 31, 2004 and 2003, and the six months ended June 30, 2005:

  ------------------------------------------------------------------------------------------------------------------
                                                                    Exercise Price          Weighted Average
                                          Number of Shares            per Share              Exercise Price
                                       -----------------------------------------------------------------------------
     Balance, December 31, 2002                      3,686,800      $0.25 - $3.50            $          3.79
     Granted                                           256,000      $3.60 - $4.25            $          3.61
     Exercised                                        (124,000)     $0.25 - $2.28            $          0.48
     Expired                                        (2,107,800)     $0.25 - $5.50            $          4.72
  ------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2003                      1,711,000      $1.00 - $4.25            $          2.84
     Granted                                           572,740      $3.00 - $4.60            $          3.46
     Exercised                                         (37,000)     $1.00 - $2.50            $          1.55
     Expired                                            (5,000)         $4.25                $          4.25
     Cancelled                                      (1,000,000)     $1.50 - $3.50            $          2.50
  ------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2004                      1,241,740      $1.00 - $4.60            $          2.87
     Granted                                            30,000           3.85                           3.85
     Exercised                                          (2,000)          1.40                           1.40
  ------------------------------------------------------------------------------------------------------------------
     Balance, June 30, 2005                          1,269,740      $1.00 - $4.60            $          3.19
  ------------------------------------------------------------------------------------------------------------------

         The fair value of each option grant is calculated using the following weighted average assumptions:

------------------------------------------------ --------------------- ----------------------- ----------------------
                                                         2004                   2003                   2002
                                                         ----                   ----                   ----
       Expected life (years)                             5.00%                  5.00%                  5.00%
       Interest rate                                     3.50%                  2.87%                  3.00%
       Volatility                                       49.00%                 49.00%                 72.30%
       Dividend yield                                    0.00%                  0.00%                  0.00%
----------------------------------------------- ---------------------- ----------------------- ----------------------

         During the quarter ended June 30, 2005, the Company granted 255,000 stock options (June 30, 2004: 25,000 stock options) to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional consulting expense of $503,650 for the quarter ended June 30, 2005 (June 30, 2004: $135,230 additional consulting expense). During the year ended December 31, 2003, the Company cancelled 2,000,000 stock options to consultants pursuant to the terms of the underlying contract, resulting in a recovery of consulting expense of $2,480,200.

9.       CAPITAL STOCK.

         During the six months ended June 30, 2005, the Company issued: (i) 2,000 shares of common stock with exercise prices per share equal to $1.40; (ii) 900,000 shares of common stock, along with warrants to purchase up to 900,000 shares of common stock at the exercise price of $3.75 per share; and (iii) 87,400 shares of common stock, along with a warrant to purchase up to 87,400 shares of common stock at the exercise price of $3.75 per share.

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

----------------------------------------------------------------------------------------------------------
                                        EWCP                     BPCA                    Total
                                --------------------------------------------------------------------------
  Revenue                       $            765,621     $          3,122,093     $         3,887,714
  Interest revenue                             3,616                       --                   3,616
  Interest expense                             6,611                   55,578                  62,189
  Depreciation and
      amortization                            28,197                  302,889                 331,086
  Segment profit (loss)                     (979,805)                 555,686                (424,119)
  Segment assets                             273,130                4,711,671               4,984,801
  Expenditures for
      segment assets                          65,541                        --                 65,541
----------------------------------------------------------------------------------------------------------

         There is no segment data for the quarter ended March 31, 2004 as our additional segment was added in June 2004.

         The sales generated in the United States of America and Canada are as follows:

     -------------------------------------------------------- --------------------------- ---------------------------
                                                                         2005                        2004
                                                              --------------------------- ---------------------------
     Canada                                                               126,254                     565,714
     United States and abroad                                           3,761,460                     470,157
     -------------------------------------------------------- --------------------------- ---------------------------
     Total                                                              3,887,714                   1,035,871
     -------------------------------------------------------- --------------------------- ---------------------------

         The Company's long-lived assets are located in Canada and the United States as follows:

     -------------------------------------------------------- --------------------------- ---------------------------
                                                                         2005                        2004
                                                              --------------------------- ---------------------------
     Canada                                                   $              273,130      $            238,807
     United States                                                         4,711,671                 5,011,539
     -------------------------------------------------------- --------------------------- ---------------------------
     Total                                                    $            4,984,801      $          5,250,346
     -------------------------------------------------------- --------------------------- ---------------------------

11.      COMMITMENTS.

         Property and Premises Leases. The Company is committed to minimum rental payments for property and premises aggregating approximately $326,538 over the term of two leases, the last expiring on June 30, 2009.

         Commitments in each of the next five years are approximately as follows:

                         ----------- ----------------
                         2005        $      67,145
                         2006              114,752
                         2007               55,169
                         2008               55,654
                         2009               33,818
                         ----------- ----------------

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

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

--------------------------- ----------- -------------------------------- ------- ------------------ -------------------
                                                    JUNE 30
                                                                                       % CHANGE         % CHANGE
                                  2005               2004              2003           2005-2004        2004-2003
                                  ----               ----              ----           ---------        ---------
Sales
     Energy Segment         $        765,621     $     759,744    $    1,942,562                1%             (61%)
     Polymer Segment               3,122,093           276,127                --*            1031%               --*
                            -------------------------------------------------------------------------------------------
         Consolidated              3,887,714         1,035,871         1,942,562              275%             (47%)

Gross Profit Margin
     Energy Segment                  310,557           357,327           846,660              (13%)            (58%)
     Polymer Segment               1,445,212           267,537                --*             440%               --*
                            -------------------------------------------------------------------------------------------
         Consolidated              1,755,769           624,864           846,660              181%             (26%)

SG&A
     Energy Segment                1,293,921           994,893           974,108               30%               2%
     Polymer Segment                 889,583           238,591                --*             273%               --*
                            -------------------------------------------------------------------------------------------
         Consolidated              2,183,504         1,233,484           974,108               77%              27%

Interest Income
     Energy Segment                    3,616            30,470           102,246              (88%)            (70%)
     Polymer Segment                      --                --                --*               0%               --*
                            -------------------------------------------------------------------------------------------
         Consolidated                  3,616            30,470           102,246              (88%)            (70%)

Write Down of Investments
     Energy Segment                       --                --                --                --               --
     Polymer Segment                      --                --                --*               --*              --*
                            -------------------------------------------------------------------------------------------
         Consolidated                     --                --                --                --               --
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss            $       (424,119 )   $    (578,150)   $      (49,297)              27%           (1072%)
-----------------------------------------------------------------------------------------------------------------------

* Polymer segment data is not available as indicated. The Company's polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

         Sales for the three months ended June 30, 2005 were $1,868,133, as compared to $547,761 for the three months ended June 30, 2004, an increase of $1,320,372, or 241%. The increase in sales was primarily attributable to the new revenue provided by our wholly-owned subsidiary, NanoChem Solutions Inc. ("NanoChem"), which was formed as the corporate entity used to acquire certain assets from the bankruptcy estate of the Donlar Corporation ("Donlar").

         Our Energy segment had sales of $334,726 for the three months ended June 30, 2005, as compared to $271,634 for the three months ended June 30, 2004, an increase of 23%. We expect revenue in this segment to increase in fiscal 2006 as brand recognition of our ECO$AVR(TM) product line continues to grow and our marketing efforts for the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $1,533,407 for the three months ended June 30, 2005, as compared to $276,127 for the three months ended June 30, 2004. This increase is in part due to a full three months of sales from our new NanoChem subsidiary.

         We experienced a loss of $478,317, or $0.04 per share, for the three months ended June 30, 2005, as compared to a loss of $327,289, or $0.03 per share for the three months ended June 30, 2004. The three largest contributing factors to the loss were:

o The brand building, marketing and extra staffing costs in ECO$AVR(TM) sales incurred throughout the year that were not reflected in sales because dealers that had been sold product by our discontinued distributor, Sun Solar, still had substantial "Tropical Fish" product. We believe that very little old product is on the shelves and that costs and revenue for ECO$AVR(TM) will be better balanced for the remainder of fiscal 2005.

o All divisions maintained or increased sales and marketing costs in the quarter in order to increase the probability of sales increases in all of 2005. We considered the extra costs necessary to position us for growth.

o Non-cash transactions such as stock option expense significantly increased as a result of two private placements of shares of our common stock in the quarter.

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

         For the three months ended June 30, 2005, the largest increases were in the areas of wages ($202,388 for the three months ended June 30, 2005, as compared to $143,246 for the three months ended June 30, 2004), administrative salaries ($71,071 for the three months ended June 30, 2005, as compared to $32,697 for the three months ended June 30, 2004) and rent expense ($47,886 for the three months ended June 30, 2005, as compared to $30,867 for the three months ended June 30, 2004). The addition of commission expense ($47,073 for the three months ended June 30, 2005, as compared to nil for the three months ended June 30, 2004) is a result of successfully using sales representatives for our swimming pool products and we feel the increase in sales justifies this added expense. These increases are wholly accounted for by the operating costs of the new divisions and represent a permanent increase in operating costs related to the new level of sales. The large increase in investor relations costs ($484,950 for the three months ended June 30, 2005, as compared to $57,947 for the three months ended June 30, 2004) is attributable to the stock options that vested in relation to the capital raising that closed on April 14, 2005. This resulted in a non-cash transaction of $447,500 and, without this, we would have experienced a decrease in this expense. The decreases in advertising ($13,414 for the three months ended June 30, 2005, a decrease from $49,062 for the three months ended June 30, 2004) and consulting ($47,535 for the three months ended June 30, 2005, a decrease from $114,138 for the three months ended June 30, 2004) are the result of better cost control in these areas instituted by management over the past year and are expected to maintain at these levels.

         Our Energy segment generated $883,544 in operating expenses in the three months ended June 30, 2005, an increase of 58% over the three months ended June 30, 2004. The increase is primarily attributable to our extraordinary stock option expense related to our raising of capital in the six months ended June 30, 2005. Our Polymer segment incurred $410,148 in operating expenses for the three months ended June 30, 2005, an increase of 72% over the three months ended June 30, 2004. This is attributable to the fact that our NanoChem subsidiary operated for the full three months ended June 30, 2005, as compared to only twenty days during the same period ended June 30, 2004.

         There was no income tax provision for the three months ended June 30, 2005, as no tax installment payments were made during the year, same as for the three months ended June 30, 2004.

         Our Energy segment reported interest income of $886 in the three months ended June 30, 2005, as compared to $27,354 in the three months ended June 30, 2004, a decrease of approximately 97%. This decrease in interest income is due to our use of capital to purchase assets and develop our business.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

         Sales for the six months ended June 30, 2005 were $3,887,714, as compared to $1,035,871 for the six months ended June 30, 2004, an increase of $2,851,843, or 275%. The increase in sales was primarily attributable to the new revenue provided by our NanoChem subsidiary, which was formed as the corporate entity used to acquire certain assets from the bankruptcy estate of Donlar.

         Our Energy segment had sales of $765,621 for the six months ended June 30, 2005, as compared to $759,744 for the six months ended June 30, 2004, an increase of 1%. We expect revenue in this segment to increase in 2006 as brand recognition of our ECO$AVR(TM) product line continues to grow and our marketing efforts for the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $3,122,093 for the six months ended June 30, 2005, as compared to $276,127 for the six months ended June 30, 2004. This increase is due to a full six months of sales from our new NanoChem subsidiary.

         We experienced a loss of $424,119, or $0.03 per share, for the six months ended June 30, 2005, as compared to a loss of $578,150, or $0.05 per share, for the six months ended June 30, 2004. The three largest contributing factors to the loss were:

o The brand building, marketing and extra staffing costs in ECO$AVR(TM) sales incurred throughout the year that were not reflected in sales because dealers that had been sold product by our discontinued distributor, Sun Solar, still had substantial "Tropical Fish" product. We believe that very little old product is on the shelves and that costs and revenue for ECO$AVR(TM) will be better balanced for the remainder of fiscal 2005.

o All divisions maintained or increased sales and marketing costs in the period in order to increase the probability of sales increases in all of 2005. We considered the extra costs necessary to position us for growth.

o Non-cash transactions such as stock option expense significantly increased as a result of two private placements of shares of our common stock in the period.

         Our overall gross profit margin on product sales decreased to 45% for the six months ended June 30, 2005 from 60% for the six months ended June 30, 2004. This decrease in gross margin was primarily due to the rise in oil and its affect on raw material pricing and shipping. There were also extra costs related to the labor and material inputs for our swimming pool products as a result of the significant rise of the Canadian Dollar versus the U.S. Dollar. For more information regarding this result, see Note 2(e) to the Company's Notes to Consolidated Financial Statements, Foreign Currency.

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

         For the six months ended June 30, 2005, there was an increase in sales and marketing costs in connection with our WATER$AVR(R) product, which was reflected in increased wages, office, rent, telecommunications and travel-related expenses. We incurred higher professional fees in the six months ended June 30, 2005 primarily due to increased legal and accounting expenses and increased consultant expenses resulting from the cost of integrating the functions and sales of our NanoChem subsidiary as quickly as possible. Depreciation expense was $331,086 for the six months ended June 30, 2005, as compared to $185,547 for the six months ended June 30, 2004, reflecting depreciation for additional property and equipment added during fiscal 2004.

         Our Energy segment generated $1,293,291 in operating expenses for the six months ended June 30, 2005, an increase of 30% over the six months ended June 30, 2004. The increase is primarily attributable to our extraordinary stock option expense related to our raising of capital in the six months ended June 30, 2005. Our Polymer segment incurred $889,583 in operating expenses for the six months ended June 30, 2005, an increase of 77% over the six months ended June 30, 2004. This is attributable to the fact that our NanoChem subsidiary operated for the entire six-month period ended June 30, 2005, as compared to only twenty days during the same period ended June 30, 2004.

         There was no income tax provision for the six months ended June 30, 2005, as no tax installment payments were made during the year, same as for the six months ended June 30, 2004.

         Our Energy segment reported interest income of $3,616 for the six months ended June 30, 2005, as compared to $30,470 for the six months ended June 30, 2004, a decrease of approximately 88%. This decrease in interest income is due to our use of capital to purchase assets and develop our business.

         With the addition of the assets acquired from Donlar, we became a much larger company with commensurate increases in most expense segments. However, we were able to reduce certain expenses such as advertising ($44,685 for the six months ended June 30, 2005, a decrease from $56,792 for the six months ended June 30, 2004) and consulting ($91,787 for the six months ended June 30, 2005, a decrease from $188,816 for the six months ended June 30, 2004) as a direct result of better cost control in these areas instituted by management over the past year and these costs are expected to maintain at these levels. The large increase in investor relations ($509,588 for the six months ended June 30, 2005, as compared to $122,625 for the six months ended June 30, 2004) is a result of stock options that vested in relation to the capital raising that closed on April 14, 2005. This resulted in a non-cash transaction of $447,500, without which, we would have seen a decrease in this expense.

LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources.

------------------------------------------------------------------------------------------------------
                                    JUNE 30, 2005      DECEMBER 31, 2004     INCREASE (DECREASE)
                                   -----------------  --------------------  -----------------------
    Cash and cash equivalents      $        752,130   $           558,795   $              193,335
    Short-term investments                       --               559,440                 (559,440)
    Working capital                       3,590,510              (101,121)               3,691,631
    Short-term loan                              --             3,150,000               (3,150,000)
------------------------------------------------------------------------------------------------------

         We had cash on hand of $752,130 as of the quarter ended June 30, 2005, as compared to $558,795 for the period ended December 31, 2004. As of June 30, 2005, we had working capital of $3,590,510, as compared to a working capital deficit of $101,121 for the period ended December 31, 2004. The increases in cash on hand and working capital primarily results from the cash raised in our private placement transactions that closed during the quarter ended June 30, 2005, as well as from our increase in sales. The cash raised from the private placement transactions was used to pay off the loan taken out for the purchase of the Donlar assets.

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

         Because we repaid the short-term loan due in June 2005 (incurred in connection with our purchase of the Donlar assets), we have no other commitments or guarantees in the next 12 months that will materially affect our cash position or needs. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $500,000 in the next twelve months attempting to close sales in California, Spain and Australia and to extend certain core U.S. patents to select other countries. Approximately 80% of such expenditures are related to expanding sales for our WATER$AVR(R) product.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On April 8, 2005, we sold 900,000 shares of our common stock at a per share price of $3.75 to several accredited investors in a private placement transaction exempt from the federal securities laws under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In connection with the private placement, we also issued warrants to the purchasers to purchase up to an additional 900,000 shares of our common stock, at exercise prices of $4.50 per share. When issued, the warrants were immediately exercisable through April 8, 2009.

         On June 8, 2005, we sold 84,700 shares of our common stock at a per share price of $3.75 to an accredited investor in a private placement transaction exempt from the federal securities laws under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. In connection with the private placement, we also issued a warrant to the purchaser to purchase up to an additional 84,700 shares of our common stock, at an exercise price of $4.50 per share. When issued, the warrant was immediately exercisable through June 8, 2009.

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