Form 10QSB/A
period 2005-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2006-02-01
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB/A

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

                                EXPLANATORY NOTE
                                ----------------

         Flexible Solutions International, Inc. ("we," "us," and "our") is filing this Quarterly Report on Form 10-QSB/A to amend and restate in its entirety its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005, which was previously filed with the Securities and Exchange Commission on November 14, 2005.

            On January 24th 2006, in the course of generating the audited financial statements for the fourth quarter and full year 2005 the Company discovered a material inventory error in the financial statements filed as part of the Company's form 10Q-SB for the quarter ended September 30th 2005. During the inventory count of September 30th 2005 at the factory belonging to our NanoChem Solutions subsidiary, the inventory was overstated by $183,398 due entirely to a clerical error. Reliance on the inventory data led directly to the inaccuracies since identified in the Company's financials contained in its 10Q-SB for the period ended September 30th 2005. The Company has decided that it will restate the financial statements for the three months ended September 30th 2005. Accordingly, the Company's previously issued financial statements covering the three months ended September 30th 2005 should no longer be relied upon.

            On January 25, 2006, the Company's management discussed the conclusion described above with the Company's audit committee of the board of directors ("Audit Committee") and Cinnamon Jang Willoughby & Company ("CJW"), the Company's independent registered public accounting firm. CJW informed the Audit Committee that it concurs with the Company's management's conclusion described above. As a result, the Company expects to file amended consolidated financial statements for the Restated Period as soon as practical.

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

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 ("Quarterly Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Balance Sheets
September 30, 2005
Restated
(U.S. Dollars)

-------------------------------------------------------------------------------------------------------------
                                                                September 30                  December 31
                                                                    2005                         2004
-------------------------------------------------------------------------------------------------------------
Assets

Current
  Cash and cash equivalents                                   $        493,892              $        558,795
  Short term investments                                                     -                       559,440
  Accounts receivable                                                  802,611                       501,372
  Income tax                                                            28,918                        92,963
  Loan receivable                                                       39,728                        38,570
  Inventory                                                          2,172,331                     1,416,588
  Prepaid expenses                                                     119,567                       131,280
-------------------------------------------------------------------------------------------------------------

                                                                     3,657,047                     3,299,008
Property, equipment and leaseholds                                   4,892,277                     5,250,346
Investment                                                             369,000                       271,000
-------------------------------------------------------------------------------------------------------------

                                                              $      8,918,324              $      8,820,354
-------------------------------------------------------------------------------------------------------------

Liabilities

Current
  Accounts payable and accrued liabilities                    $        205,271              $        250,129
  Short term loan                                                            -                     3,150,000
-------------------------------------------------------------------------------------------------------------
                                                                       205,271                     3,400,129
-------------------------------------------------------------------------------------------------------------

Stockholders' Equity

Capital stock
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and Outstanding
12,831,316 (2004: 11,831,916) Common shares                             12,821                        11,832
Capital in excess of par Value                                      11,391,775                     7,439,621
Other comprehensive income                                             232,889                       100,179
Deficit                                                             (2,924,432)                   (2,131,407)
-------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                           8,713,053                     5,420,225
-------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                    $      8,918,324              $      8,820,354
-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 14 & 15)

           -See Notes to Unaudited Consolidated Financial Statements-

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
For Nine Months Ended September 30, 2005 and 2004
Restated
(U.S. Dollars)

---------------------------------------------------------------------------------------------------------------
                                                                       Nine Months Ended September 30
---------------------------------------------------------------------------------------------------------------
                                                                     2005                          2004
---------------------------------------------------------------------------------------------------------------
Sales                                                         $        5,189,803            $        2,411,925
Cost of sales                                                          2,869,883                       829,314
---------------------------------------------------------------------------------------------------------------

Gross profit                                                           2,319,920                     1,582,611
---------------------------------------------------------------------------------------------------------------

Operating Expenses
  Wages                                                                  639,601                       606,942
  Administrative salaries and benefits                                   165,836                        94,973
  Advertising and promotion                                               61,931                        73,258
  Investor relations and transfer agent fee                              551,486                       173,164
  Office and miscellaneous                                               126,987                       154,053
  Insurance                                                              104,874                        33,475
  Interest expense                                                        62,189                        29,364
  Rent                                                                   168,560                       114,711
  Consulting                                                             117,855                       294,109
  Professional fees                                                      233,708                       212,146
  Travel                                                                 105,185                        79,831
  Telecommunications                                                      31,987                        28,464
  Shipping                                                                34,308                        21,950
  Research                                                                39,247                        21,000
  Commissions                                                            112,159                             -
  Bad debt expense (recovery)                                                  -                          (797)
  Currency exchange                                                       57,786                         5,666
  Utilities                                                               14,662                        46,469
  Depreciation                                                           488,729                       359,536
---------------------------------------------------------------------------------------------------------------

                                                                       3,117,090                     2,348,314
---------------------------------------------------------------------------------------------------------------

Income (loss) before other items and income tax                         (797,170)                     (765,703)
Interest income                                                            4,145                        33,463
---------------------------------------------------------------------------------------------------------------

Income (loss) before income tax                                         (793,025)                     (732,240)
Income tax (recovery)                                                          -                             -
---------------------------------------------------------------------------------------------------------------

Net income (loss)                                             $         (793,025)           $         (732,240)
Deficit, beginning                                            $       (2,131,407)           $         (873,862)
---------------------------------------------------------------------------------------------------------------
Deficit, ending                                               $       (2,924,432)           $       (1,606,102)


Net income (loss) per share                                   $            (0.06)           $            (0.06)
---------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                     12,446,647                    11,715,619
---------------------------------------------------------------------------------------------------------------

           -See Notes to Unaudited Consolidated Financial Statements-

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Operations
For Three Months Ended September 30, 2005 and 2004
Restated
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30
--------------------------------------------------------------------------------------------------------------
                                                                          2005                    2004
--------------------------------------------------------------------------------------------------------------
Sales                                                         $      1,302,089              $       1,376,054
Cost of sales                                                          737,938                        418,307
--------------------------------------------------------------------------------------------------------------

Gross profit                                                  $        564,151                        957,747
--------------------------------------------------------------------------------------------------------------

Operating Expenses
  Wages                                                                202,776                        349,226
  Administrative salaries and benefits                                  56,760                         37,429
  Advertising and promotion                                             17,246                         16,466
  Investor relations and transfer agent fee                             41,897                         50,539
  Office and miscellaneous                                              57,456                         62,099
  Insurance                                                             42,087                         28,507
  Interest expense                                                           -                         29,364
  Rent                                                                  64,889                         62,495
  Consulting                                                            26,069                        105,293
  Professional fees                                                    107,257                        104,432
  Travel                                                                26,318                         30,317
  Telecommunications                                                     9,097                         13,750
  Shipping                                                              11,272                         11,153
  Research                                                              20,843                          5,158
  Commissions                                                           24,161                              -
  Bad debt expense (recovery)                                                -                              -
  Currency exchange                                                     64,653                          2,343
  Utilities                                                              3,161                         32,271
  Depreciation                                                         157,643                        173,989
--------------------------------------------------------------------------------------------------------------

                                                                       933,585                      1,114,831
--------------------------------------------------------------------------------------------------------------

Income (loss) before other items and income tax               $       (369,434)             $        (157,084)
Interest income                                                            528                          2,994
--------------------------------------------------------------------------------------------------------------

Income (loss) before income tax                               $       (368,906)             $        (154,090)
Income tax (recovery)                                                         -                             -
--------------------------------------------------------------------------------------------------------------

Net income (loss)                                             $       (368,906)             $        (154,090)
Deficit, beginning                                                  (2,555,526)                    (1,452,012)
--------------------------------------------------------------------------------------------------------------
Deficit, ending                                               $     (2,924,432)             $      (1,606,102)


Net income (loss) per share                                   $          (0.03)             $           (0.01)
--------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                   12,840,446                     11,791,612
--------------------------------------------------------------------------------------------------------------

           -See Notes to Unaudited Consolidated Financial Statements-

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2005 and 2004
Restated
(U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                               Nine Months September 30
                                                                          2005                          2004
-------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income (loss)                                               $          (793,025)          $         (732,241)
  Stock compensation expense                                                  527,050                      206,957
  Depreciation                                                                488,729                      359,536
-------------------------------------------------------------------------------------------------------------------
                                                                              222,754                     (165,748)
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable                                 (301,238)                    (297,286)
  (Increase) Decrease in inventory                                           (755,743)                    (796,953)
  (Increase) Decrease in prepaid expenses                                      11,713                      (98,177)
  Increase (Decrease) in accounts payable                                     (44,858)                       2,174
  Increase (Decrease) in Income taxes                                          64,044                        1,120
  Increase (Decrease) in amounts due to shareholders                                -                       (7,700)
-------------------------------------------------------------------------------------------------------------------

Cash (used in) operating activities                                          (803,328)                  (1,362,571)
-------------------------------------------------------------------------------------------------------------------

Investing activities
  Short-term investments                                                      559,440                   (5,399,876)
  Investments                                                                 (98,000)                   4,095,477
  Loan receivable                                                              (1,157)                        (264)
  Acquisition of property and equipment                                      (130,661)                           -
-------------------------------------------------------------------------------------------------------------------

Cash provided by (used in) investing activities                               329,622                   (1,304,663)
-------------------------------------------------------------------------------------------------------------------

Financing activities
  Short term loan                                                          (3,150,000)                   3,150,000
  Proceeds from issuance of common stock                                    3,426,094                       57,500
-------------------------------------------------------------------------------------------------------------------

Cash provided by financing activities                                         276,094                    3,207,500
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       132,709                       (3,022)
-------------------------------------------------------------------------------------------------------------------

Inflow (outflow) of cash                                                      (64,903)                     537,244
Cash and cash equivalents, beginning                                          558,795                      237,080
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, ending                                 $           493,892           $          774,324
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Interest received                                                 $               528           $           33,464
-------------------------------------------------------------------------------------------------------------------

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

         The following table summarizes the estimated fair value of the Donlar assets acquired at the date of acquisition (June 9, 2004):

Current assets                                              $        1,126,805
Property and equipment                                               5,023,195
-------------------------------------------------------- ----------------------
                                                                     6,150,000
Acquisition costs assigned to property and equipment                   314,724
-------------------------------------------------------- ----------------------
Total assets acquired                                       $        6,464,724
======================================================== ======================

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

         The following presents the effect on the company's previously issued financial statements for the three and nine months ended September 30, 2004, and the year ended December 31, 2004:

Statement of operations for the nine months ended September 30, 2004 -

       -------------------------------------- ------------------------ -------------------- --------------------------
                                                    Previously              Increase
       -------------------------------------- ------------------------ -------------------- --------------------------
                                                     Reported              (Decrease)               Restated
       -------------------------------------- ------------------------ -------------------- --------------------------
       Deficit, beginning                       $         (1,097,662)    $        223,800     $             (873,862)
       -------------------------------------- ------------------------ -------------------- --------------------------
       Deficit, ending                                    (1,829,902)             223,800                 (1,606,102)
       -------------------------------------- ------------------------ -------------------- --------------------------

Statement of operations for the three months ended September 30, 2004 -

       -------------------------------------- ------------------------ -------------------- --------------------------
                                                    Previously              Increase
       -------------------------------------- ------------------------ -------------------- --------------------------
                                                     Reported              (Decrease)               Restated
       -------------------------------------- ------------------------ -------------------- --------------------------
       Deficit, beginning                       $         (1,675,812)    $        223,800     $           (1,452,012)
       -------------------------------------- ------------------------ -------------------- --------------------------
       Deficit, ending                                    (1,829,902)             223,800                 (1,606,102)
       -------------------------------------- ------------------------ -------------------- --------------------------

Balance sheet as at December 31, 2004 -

      --------------------------------------- ------------------------ -------------------- --------------------------
                                                    Previously              Increase
      --------------------------------------- ------------------------ -------------------- --------------------------
                                                     Reported              (Decrease)               Restated
      --------------------------------------- ------------------------ -------------------- --------------------------
      Capital in excess of par value            $          7,663,421     $       (223,800)    $           7,439,621
      --------------------------------------- ------------------------ -------------------- --------------------------
      Accumulated deficiency                              (2,355,207)             223,800                 (2,131,407)
      --------------------------------------- ------------------------ -------------------- --------------------------


4.       RESTATEMENT AS A RESULT OF CORRECTING INVENTORY LEVELS

         In January 2006, while preparing financials for the year ended December 31, 2005, the Company discovered a material inventory error in the financial statements filed as part of the Company's form 10Q-SB for the quarter ended September 30th 2005. During the inventory count of September 30th 2005 at the factory belonging to our NanoChem Solutions subsidiary, the inventory was overstated by $183,398 due entirely to a clerical error. Reliance on the inventory data led directly to the inaccuracies since identified in the Company's financials contained in its 10Q-SB for the period ended September 30th 2005.


Statement of operations for the nine months ended September 30, 2005 -

---------------------------- ------------------------ -------------------- --------------------------
                                   Previously              Increase
                                    Reported              (Decrease)               Restated
---------------------------- ------------------------ -------------------- --------------------------
Cost of Goods Sold             $           2,686,485    $        183,398     $             2,869,883
---------------------------- ------------------------ -------------------- --------------------------
Gross Margin                               2,503,318           (183,398)                   2,319,920
---------------------------- ------------------------ -------------------- --------------------------
Net Income (Loss)                          (609,627)           (183,398)                   (793,170)
---------------------------- ------------------------ -------------------- --------------------------
Earnings per Share                            (0.05)              (0.01)                      (0.06)
---------------------------- ------------------------ -------------------- --------------------------
Deficit, beginning             $         (2,131,407)                   -     $           (2,131,407)
---------------------------- ------------------------ -------------------- --------------------------
Deficit, ending                          (2,741,034)           (183,398)                 (2,924,432)
---------------------------- ------------------------ -------------------- --------------------------

Statement of operations for the three months ended September 30, 2005 -

---------------------------- ------------------------ -------------------- --------------------------
                                   Previously              Increase
                                    Reported              (Decrease)               Restated
---------------------------- ------------------------ -------------------- --------------------------
Cost of Goods Sold             $             554,540    $        183,398     $             (737,938)
---------------------------- ------------------------ -------------------- --------------------------
Gross Margin                                 747,547           (183,398)                     564,151
---------------------------- ------------------------ -------------------- --------------------------
Net Income (Loss)                          (185,508)           (183,398)                   (369,906)
---------------------------- ------------------------ -------------------- --------------------------
Earnings per Share                            (0.01)              (0.02)                      (0.03)
---------------------------- ------------------------ -------------------- --------------------------
Deficit, beginning             $         (2,555,526)    $              0     $           (2,555,526)
---------------------------- ------------------------ -------------------- --------------------------
Deficit, ending                          (2,741,034)           (183,398)                 (2,924,432)
---------------------------- ------------------------ -------------------- --------------------------

Balance sheet as at September 30, 2005 -

---------------------------- ------------------------ -------------------- --------------------------
                                   Previously              Increase
                                    Reported              (Decrease)               Restated
---------------------------- ------------------------ -------------------- --------------------------
Inventory                      $          2,355,729     $       (183,398)    $            2,172,331
---------------------------- ------------------------ -------------------- --------------------------
Deficit, beginning             $         (2,131,407)                   -     $           (2,131,407)
---------------------------- ------------------------ -------------------- --------------------------
Deficit, ending                          (2,741,034)            (183,398)                (2,924,432)
---------------------------- ------------------------ -------------------- --------------------------

5.       LOAN RECEIVABLE.

      ------------------------------------- ----------------- -----------------
                                                  2005              2004
      ------------------------------------- ----------------- -----------------
      5% loan receivable due on demand         $ 39,728           $ 38,570
      ------------------------------------- ----------------- -----------------

6.       PREPAID EXPENSES.

      ------------------------------------- ----------------- -----------------
                                                  2005              2004
      ------------------------------------- ----------------- -----------------
      Security deposit and prepaids            $ 119,567         $ 131,280
      ------------------------------------- ----------------- -----------------

7.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

                                                        Accumulated            2005              2004
                                         Cost           Amortization           Net               Net
----- ---------------------------- ----------------- ------------------- ----------------- -----------------
      Buildings                      $    3,144,259    $        373,917    $    2,770,342    $    2,987,046
      Computer hardware                      48,434              20,651            27,783            27,511
      Furniture and fixtures                 16,748               5,509            11,239            11,515
      Office equipment                       29,577              13,602            15,975            18,421
      Manufacturing equipment             2,178,344             584,598         1,593,746         1,785,858
      Trailer                                 1,995               1,050               945             1,146
      Leasehold improvements                 39,285              16,581            22,704            14,533
      Trade show booth                        7,473               2,415             5,058             6,130
      Patents                                46,299                   -            46,299            46,299
      Land                                  398,186                   -           398,186           398,186
----- ---------------------------- ----------------- ------------------- ----------------- -----------------
                                     $    5,910,600    $      1,018,323    $    4,892,277    $    5,250,346
================================== ================= =================== ================= =================

8.       INVESTMENT.

      --------------------------------------------------- -------------------- --------------------
                                                                 2005                 2004
      --------------------------------------------------- -------------------- --------------------
      Tatko Inc.                                            $        271,000     $        271,000
      --------------------------------------------------- -------------------- --------------------
      Air Water Interface Delivery & Detection Inc.         $         98,000                   --
      --------------------------------------------------- -------------------- --------------------
                                                            $        369,000     $        271,000

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

9.       STOCK OPTIONS.

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

         The following table summarizes stock option activity for the years ended December 31, 2004 and 2003, and the nine months ended September 30, 2005:

                                                                  Exercise Price       Weighted Average
                                           Number of Shares         per Share           Exercise Price
---------------------------------------- ---------------------- ------------------- ------------------------
       Balance, December 31, 2002                   3,686,800       $0.25 - $3.50           $3.79
       Granted                                        256,000       $3.60 - $4.25           $3.61
       Exercised                                     (124,000)      $0.25 - $2.28           $0.48
       Expired                                     (2,107,800)      $0.25 - $5.50           $4.72
---------------------------------------- ---------------------- ------------------- ------------------------
       Balance, December 31, 2003                   1,711,000       $1.00 - $4.25           $2.84
       Granted                                        572,740       $3.00 - $4.60           $3.46
       Exercised                                      (37,000)      $1.00 - $2.50           $1.55
       Expired                                         (5,000)          $4.25               $4.25
       Cancelled                                   (1,000,000)      $1.50 - $3.50           $2.50
---------------------------------------- ---------------------- ------------------- ------------------------
       Balance, December 31, 2004                   1,241,740       $1.00 - $4.60           $2.87
       Granted                                         30,000           $3.85               $3.85
       Exercised                                      (12,000)          $1.40               $1.40
---------------------------------------- ---------------------- ------------------- ------------------------

       Balance, September 30, 2005                  1,259,740       $1.00 - $4.60           $3.20
======================================== ====================== =================== ========================

         The fair value of each option grant is calculated using the following weighted average assumptions:

------------------------------------------- --------------------- -------------------- ---------------------
                                                    2004                 2003                  2002
------ ------------------------------------ --------------------- -------------------- ---------------------
       Expected life (years)                        5.0                   5.0                  5.0
------ ------------------------------------ --------------------- -------------------- ---------------------
       Interest rate                               3.50%                 2.87%                3.00%
------ ------------------------------------ --------------------- -------------------- ---------------------
       Volatility                                  49.0%                 49.0%                72.3%
------ ------------------------------------ --------------------- -------------------- ---------------------
       Dividend yield                                - %                   - %                  - %
------ ------------------------------------ --------------------- -------------------- ---------------------

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

10.      CAPITAL STOCK.

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

11.      SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

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

     -------------------------------- ----------------------- ------------------------ -----------------------
                                               EWCP                    BPCA                    Total
     -------------------------------- ----------------------- ------------------------ -----------------------
     Revenue                             $         862,537       $        4,327,266       $       5,189,803
     -------------------------------- ----------------------- ------------------------ -----------------------
     Interest revenue                    $           4,055       $               57       $           4,145
     -------------------------------- ----------------------- ------------------------ -----------------------
     Interest expense                    $           6,611       $           55,578       $          62,189
     -------------------------------- ----------------------- ------------------------ -----------------------
     Depreciation and                    $          42,452       $          446,277       $         488,729
         amortization
     -------------------------------- ----------------------- ------------------------ -----------------------
     Segment profit (loss)               $      (1,413,212)      $          620,187       $        (793,025)
     -------------------------------- ----------------------- ------------------------ -----------------------
     Segment assets                      $         311,577       $        4,580,700       $       4,892,277
     -------------------------------- ----------------------- ------------------------ -----------------------
     Expenditures for                    $         118,245       $           12,416       $         130,661
         segment assets
     -------------------------------- ----------------------- ------------------------ -----------------------


         The sales generated in the United States of America and Canada are as follows:

     -------------------------------------------------- -------------------------- -------------------------
                                                                  2005                       2004
     -------------------------------------------------- -------------------------- -------------------------
     Canada                                                $            154,063       $           630,776
     -------------------------------------------------- -------------------------- -------------------------
     United States and abroad                                         5,035,740                 1,718,149
     -------------------------------------------------- -------------------------- -------------------------
     Total                                                 $          5,189,803       $         2,411,925
     -------------------------------------------------- -------------------------- -------------------------

         The Company's long-lived assets are located in Canada and the United States as follows:

     -------------------------------------------------- -------------------------- -------------------------
                                                                  2005                       2004
     -------------------------------------------------- -------------------------- -------------------------
     Canada                                                $            311,576       $          238,807
     -------------------------------------------------- -------------------------- -------------------------
     United States                                                    4,581,284                 5,011,539
     -------------------------------------------------- -------------------------- -------------------------
     Total                                                 $          4,892,277       $         5,250,346

12.      COMMITMENTS.

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

13.      CONTINGENCIES.

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

14.      COMPARATIVE FIGURES.

         Certain of the comparative figures have been reclassified to conform with the current year's presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

         Flexible Solutions International, Inc. ("we," "us," and "our") develops, manufactures and markets specialty chemicals that slow down the evaporation of water. Our initial product, HEAT$AVR(R), is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Our newest product, WATER$AVR(R), is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. We also make and sell dispensers that automate the deployment of our chemical products.

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

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

                                                 September 30
                                ------------------------------------------------
                                                                                    % Change        % Change
                                   2005             2004               2003         2005-2004       2004-2003
                                -----------      -----------       -------------    ---------       ---------
Sales
     Energy Segment             $   862,537      $   900,789       $ 1,982,571         (4%)           (55%)
     Polymer Segment              4,327,266        1,511,136                --*        186%            --*
         Consolidated             5,189,803        2,411,925         1,982,571         115%            22%

Gross Profit Margin
     Energy Segment                 393,344          458,152           852,278         (14%)          (46%)
     Polymer Segment              1,926,576        1,124,459                --*         71%            --*
         Consolidated             2,319,920        1,582,611           852,278          47%            86%

SG&A
     Energy Segment               1,810,644        1,470,207         1,400,942          23%             5%
     Polymer Segment              1,306,447          878,107                --*         49%            --*
         Consolidated             3,117,091        2,348,314         1,400,942          33%            68%

Interest Income
     Energy Segment                   4,088           33,463           155,195         (88%)          (78%)
     Polymer Segment                     57               --                --*         --*            --*
         Consolidated                 4,145           33,463           155,195         (88%)          (78%)

Write Down of Investments
     Energy Segment                      --               --                --          --             --
     Polymer Segment                     --               --                --*         --*            --*
         Consolidated                    --               --                --

Net Income (Loss)               $  (793,025)     $  (732,240)      $  (393,106)         (8)%          (103)%

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

         We experienced a loss of $368,906, or $0.03 per share, for the three months ended September 30, 2005, as compared to a loss of $154,090, or $0.01 per share for the three months ended September 30, 2004. The three largest contributing factors to the loss were:

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

         Our Energy segment had sales of $862,537 for the nine months ended September 30, 2005, as compared to $900,789 for the nine months ended September 30, 2004, a decrease of 4%. We expect revenue in this segment to increase in 2006 as brand recognition of our ECO$AVR(TM) product line continues to grow and our marketing efforts for the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $4,327,266 for the nine months ended September 30, 2005, as compared to $1,511,136 for the nine months ended September 30, 2004, an increase of 186%. This increase is due to a full nine months of sales from our new NanoChem subsidiary.

         We experienced a loss of $793,025, or $0.06 per share, for the nine months ended September 30, 2005, as compared to a loss of $732,240, or $0.06 per share, for the nine months ended September 30, 2004. The three largest contributing factors to the loss were:

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

         Our overall gross profit margin on product sales decreased to 45% for the nine months ended September 30, 2005 from 67% for the nine months ended September 30, 2004. This decrease in gross margin was primarily due to the rise in oil and its affect on raw material pricing and shipping. There were also extra costs related to the labor and material inputs for our swimming pool products as a result of the significant rise of the Canadian Dollar versus the U.S. Dollar. For more information regarding this result, see Note 2(e) to the Company's Notes to Consolidated Financial Statements, Foreign Currency.

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

                                                                                                Increase
                                      September 30,  2005           December 31,  2004         (Decrease)
                                   -------------------------     ------------------------    --------------
   Cash and cash equivalents                   $   493,892                  $   558,795       $   (64,903)
   Short-term investments                               -                       559,440          (559,440)
   Working capital                               3,451,776                     (101,121)        3,552,897
   Short-term loan                                      -                     3,150,000        (3,150,000)

         We had cash on hand of $493,892 as of the quarter ended September 30, 2005, as compared to $558,795 for the period ended December 31, 2004. As of September 30, 2005, we had working capital of $3,451,776, as compared to a working capital deficit of $101,121 for the period ended December 31, 2004. The increases in cash on hand and working capital primarily results from the cash raised in our private placement transactions that closed during the quarter ended September 30, 2005, as well as from our increase in sales. The cash raised from the private placement transactions was used to pay off the loan taken out for the purchase of the Donlar assets.

         Historically, prior to fiscal 2004, our operations have been cash flow positive after considering the add-back to net income of the stock compensation expense and depreciation. In fiscal 2004, our operations generated negative cash flow as we acquired a large amount of inventory and we financed the purchase of the Donlar assets through the redemption of short-term investments. In order to build our business, develop and research our products and sustain our start-up operations, we have relied mainly on external equity financing.

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

Restatement of Financial Statements

         The accompanying financial statements have been restated to correct stock compensation expense and inventory levels.

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


         In January 2006, while preparing financials for the year ended December 31, 2005, it came to our attention that our inventory levels had been overstated by $183,398 in our quarter ended September 30, 2005. As a result, our Cost of Goods Sold was understated by the same amount. This was a result of a weakness in our internal controls and measures have been taken to correct this and prevent it from happening again.

         In light of the above, the net effect of the adjustments to the financials statements is as follows:

         1. $183,398 decrease in Inventory at September 30, 2005.

         2. $183,398 increase in Cost of Goods Sold for the three months ended September 30, 2005.

         We are presently unaware of any evidence that the restatements described above are due to any material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the federal securities laws. The audit committee of the board of directors is working with us and our accountants to assure that we are taking the appropriate approaches to resolving the issues related to the restatements, as well as any further issues that may be identified during the course of its review.

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

         On November 13, 2003, an ex-employee, Patrick Grant, filed a lawsuit in the Circuit Court of Cook County, Illinois against us, WaterSavr, and our Chief Executive Officer, Daniel B. O'Brien. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. Mr. Grant seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. We completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. We consider the case to be without merit and are planning to dispute the matter vigorously. In addition, we intend to file counterclaims against the plaintiff for failure to repay financial obligations owed to us of almost $40,000, as well as unspecified damages arising out of plaintiff's disclosure of confidential information to a client during his employment at WaterSavr. No amounts have been recorded as receivable and no accrual has been made for any loss in our consolidated financial statements, as the outcome of the claim filed by Mr. Grant is not yet determinable.

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

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                    FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Date:  February 1, 2006             By: /s/ DANIEL B. O'BRIEN
                                        -------------------------------------
                                        Daniel B. O'Brien
                                        President and Chief Executive Officer