Form 10KSB/A
period 2004-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2006-03-09
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB/A
(Amendment No. 2)

(Mark one)
[X]    Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004.

[_]    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______.

Commission File Number 000-29649

_________________

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	91-1922863
(State of Incorporation)	(IRS Employer Identification No.)

615 Discovery Street
Victoria, British Columbia, CANADA	V8T 5G4
(Address of Principal Executive Offices)	(Zip Code)

(250) 477-9969
(Issuer’s Telephone Number)

_________________

None
(Securities registered under Section 12(b) of the Exchange Act)

Common Stock, $0.001 par value
(Securities registered under Section 12(g) of the Exchange Act)

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [_]

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [X]

        State issuer's revenues for its most recent fiscal year: $3,392,937.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 19, 2005, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $48,155,898 based on the closing price for shares of the registrant’s common stock on the American Stock Exchange for that date.

        State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: As of March 11, 2005, there were 11,831,916 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        No documents are incorporated by reference.

        Transitional Small Business Disclosure Format (check one):    Yes  [_]    No  [X]

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
For the fiscal year ended December 31, 2004

		Page
Explanatory Note		ii
Cautionary Note Regarding Forward-Looking Statements		iii
PART I
Item 1.	Description of Business.	1
PART II
Item 7.	Financial Statements.	10
Item 8A.	Controls and Procedures.	11
PART III
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters.	12
Item 13.	Exhibits.	13
Signatures		14

i

EXPLANATORY NOTE

        Flexible Solutions International, Inc. (“we,” “us,” and “our”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB/A (this “Amendment”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2005 (the “Original Filing”) and subsequently restated in its entirety and filed with the SEC on December 5, 2005 (the “Restatement”).

        This Amendment is being filed in response to certain comments from the SEC relating to our disclosures that appear in “Item 1. Description of Business” of Part I, “Item 7. Financial Statements—Report of Independent Registered Public Accounting Firm” of Part II, “Item 8A. Controls and Procedures” of Part II, “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III, and “Item 13. Exhibits” of Part III of our Restatement. As required under SEC rules, this Amendment sets forth the complete text of each of these amended disclosures.

        Except for the amended disclosures identified above and as set forth herein, this Amendment does not reflect events occurring after the filing of the Original Filing, nor modify any of the disclosures contained in the Restatement, or in the accompanying financial statements and notes thereto.

        This Amendment should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certain other rules, this Amendment includes an updated Consent of Independent Registered Public Accounting Firm and updated certifications from our Chief Executive Officer and Chief Financial Officer.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (“Annual Report”), contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

        Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that our actual results will be consistent with these forward-looking statements. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this Annual Report.

iii

PART I

Item 1.	Description of Business.

Our Company

        Flexible Solutions International, Inc.

        Flexible Solutions International, Inc. (“we,” “us,” and “our”) develops, manufactures and markets specialty chemicals which slow down the evaporation of water. Our primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. We also make and sell dispensers which automate the deployment of our chemical products.

        We were incorporated as Flexible Solutions, Ltd. (referred to hereinafter as “Flexible Ltd.”), a British Columbia corporation, on January 26, 1991. On May 12, 1998, we merged Flexible Ltd. with and into Flexible Solutions International, Inc., a Nevada corporation, and, in exchange for all of the outstanding shares of Flexible Ltd., we issued 7,000,000 shares of common stock, which represented all of our then-issued and then-outstanding shares, to the former shareholders of Flexible Ltd. Flexible Ltd. is now our wholly-owned subsidiary. For further information on Flexible Ltd., see “Our Subsidiaries—Flexible Solutions, Ltd.” below. At the time of our merger with Flexible Ltd., we had no other business and were incorporated solely in order to acquire Flexible Ltd. This merger facilitated the establishment of a public trading market for our common stock. Trading in our common stock commenced on October 12, 1999, through the OTC Bulletin Board under the trading symbol “FXSO”. Since November 2002, our common stock has traded on the American Stock Exchange under the trading symbol “FSI”.

Our Subsidiaries

        We are the parent holding company for Flexible Ltd., WaterSavr Global Solutions Inc. (hereinafter referred to as “WaterSavr”) and NanoChem Solutions Inc. (hereinafter referred to as “NanoChem”).

        Flexible Solutions, Ltd.

        Flexible Ltd., a British Columbia corporation, was organized to develop and market swimming pool chemical products designed to reduce heat loss. HEAT$AVR® and ECO$AVR® are Flexible Ltd.‘s principal products. For further information on these products, see “Our Products—HEAT$AVR® and ECO$AVR®” below.

        WaterSavr Global Solutions Inc.

        In 2002, we established WaterSavr Global Solutions Inc. to concentrate on the marketing of our WATER$AVR® product. Since February 7, 2005, WaterSavr has been organized as a Nevada corporation. WATER$AVR® is a patented powder that, when deployed onto a water surface of any size, will significantly reduce evaporation. For further information on our WaterSavr products, see “Our Products—WATER$AVR®” below.

        NanoChem Solutions Inc.

        On May 25, 2004, we formed NanoChem in order to acquire certain of the assets of Donlar Corporation, which owned a broad portfolio of environmentally friendly technologies and products. In June 2004, NanoChem purchased these assets from the bankruptcy estate of Donlar Corporation (“Donlar”) for $6.15 million. In exchange for the capital contribution necessary to purchase the Donlar assets, we were issued all of the outstanding shares of NanoChem, making it our wholly-owned subsidiary. The newly acquired assets include 52 U.S. and 139 International patents relating to environmental products and technologies, as well as a 56,780 sq. ft. manufacturing plant on 40 acres of property in an area outside of Chicago, Illinois. As part of the asset acquisition from Donlar, we also acquired leaseholds to corporate offices and a laboratory in Bedford Park, Illinois that are now occupied by NanoChem. The principal products that we acquired from Donlar via our wholly-owned subsidiary, NanoChem, consist of water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides. For further information on these products, see “Our Products—Biopolymer Products (TPAs)” below.

Our Products

        HEAT$AVR®and ECO$AVR™

        Our principal products consist of the HEAT$AVR® and ECO$AVR® branded chemical solutions. HEAT$AVR® is a chemical product for use in swimming pools and personal spas that forms a thin, transparent layer on the water’s surface that reduces water evaporation and heat loss. We market the HEAT$AVR® product as a cost-effective and convenient way to save on the cost of energy required to heat pools and spas. Our studies indicate that approximately 70% of the energy lost from a swimming pool occurs through water evaporation. By using our HEAT$AVR® product, we can minimize that heat loss and save our customers money on their pool and spa energy needs. For example, we have received reports from our commercial customers documenting energy savings of between $2,400 to $6,000 per year when using our HEAT$AVR® product.

        We completed the development of our HEAT$AVR® product and introduced it to the commercial marketplace in 1998, achieving initial sales of $84,252 that year. Since that time, we have expanded our marketing of the HEAT$AVR® product to include the residential marketplace. We found that by designing the HEAT$AVR® product to be “residential-friendly,” we could increase sales. As a result, we created a patented, fish-shaped dispensing unit for the HEAT$AVR® residential market and have designated the dispensing unit as the ECO$AVR®. Since that time, we have increased sales and market share on our HEAT$AVR® and ECO$AVR® products.

        Each ECO$AVR® dispenser is made of molded plastic in the form of a ten-inch long colorful ECO$AVR® fish that is filled with enough HEAT$AVR® solution to cover the surface of a 400 sq. ft. swimming pool for about one month. The ECO$AVR® is deployed by cutting off the dorsal fin and tossing the fish into the pool where it submerges to the bottom. Differential pressure causes the HEAT$AVR® solution inside the ECO$AVR® to escape into the water where it rises to the surface and forms a transparent layer on the water’s surface. Once the ECO$AVR® is empty, the dispenser is removed and replaced. We also make and sell automatic metering system dispensers for automatically dispensing HEAT$AVR® into a swimming pool or spa. These dispensers contain a reservoir holding a one-gallon supply of HEAT$AVR®. The unit is programmed to inject the appropriate amount of the HEAT$AVR® product into the pool at the rate of one ounce per 400 sq. ft. of pool surface per day.

        The ECO$AVR® product has a suggested retail price of between $11.95 and $14.95 in the United States. HEAT$AVR® retails for between $200 and $300 per four gallon case in the United States. In outdoor swimming pools, our HEAT$AVR® product can provide savings on pool heating costs and provides convenience of use when compared to pool blankets. Pool blankets are plastic covers, which are cut to the size and shape of the surface of the pool or spa. They float on the surface and perform the same function as our HEAT$AVR® product: reducing energy cost by inhibiting water evaporation. Pool personnel often find it inconvenient to use conventional pool blankets because a pool blanket must be removed and stored prior to entering the pool and provides no energy savings when not on the pool. Conversely, our HEAT$AVR® product eliminates the necessity of installing, removing and storing the blanket and works 24 hours a day. We believe that the ease of use provided by HEAT$AVR® results in more consistent pool and spa usage. In addition, the use of HEAT$AVR® in an indoor pool results in even greater energy savings. Indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure, less energy is required to maintain a pool at the desired temperature and there is a reduced load on the air-conditioning system because less heat is transferred from the pool water to the surrounding air and less water vapor will have to be removed from the air to maintain the required comfort level.

        We market our HEAT$AVR® and ECO$AVR® products to both residential and commercial markets, consisting of individual homeowners with swimming pools and personal spas and commercial consumers consisting of operators of swimming pools and personal spas located in hotels, motels, schools, and municipal and private recreational facilities.

        Traditionally, we sold our HEAT$AVR® and ECO$AVR® products directly to a wholesale network. However, in February 2004, we reorganized the distribution of our HEAT$AVR® and ECO$AVR® products so that we now handle distribution of the products from our sales and marketing office in Richmond, British Columbia. By bringing our product distribution in-house, we believe we can fully integrate our manufacturing and distribution processes such that we can increase our revenue per unit by 100%. While we now maintain greater control over our distribution process, we also still maintain non-exclusive distributorships in Canada and the United States for the sale of bulk HEAT$AVR® (without the ECO$AVR® dispenser) and exclusive distributorships in Australia, Japan, Korea, Spain and Great Britain. We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States. We also advertise in trade magazines, maintain a semi-annual newsletter that is sent to buyer associations, customers and potential customers, and maintain an internet presence containing information about our products.

        WATER$AVR®

        We introduced our WATER$AVR® product in June 2002. This product utilizes our core technology to reduce water evaporation. We market it as a water conservation product for use where water is standing or gently flowing and the need for water conservation can justify the cost of purchase and deployment of the product. We believe that our WATER$AVR® product may find a market for use in the following markets: reservoirs, potable water storage, aqueducts and canals, agricultural irrigation, flood water crops, lawn and turf care, potted and bedding plants, stock watering ponds, and mining.

        WATER$AVR® is sold in granulated form and can be provided in shaker containers holding ¾ lbs. or in 50 lbs. weatherproof bags. WATER$AVR® can be applied in various ways from hand dispersal to fully automated scheduled metering, and we also offer an automatic dispenser for WATER$AVR® to automate deployment of the product.

        In May 2004, the Metropolitan Water District of Southern California awarded us a $30,000 grant under that agency’s Innovation Supply Program for an evaporation control project to start in June 2004. In September and October 2004, we achieved positive results from our evaporation control testing conducted at Owens Lake, California. The evaporation control results were as follows:

•	Evaporation reduction for 2- and 3-day application cycles over September and October were 37% and 30%, respectively; and

•	Evaporation savings were as high as 54% and as low as 22% on individual days depending on environmental factors.

        We also ordered a simultaneous toxicity study to be performed by McGuire Environmental Consultants Inc. of Denver, Colorado to determine if any water quality change occurred as a result of the application of WATER$AVR® to a body of water. With respect to the environmental impact testing performed in Colorado, the results were as follows:

•	No effect on odor;

•	No effect on invertebrates;

•	No effect on vertebrates;

•	No anticipated effect on any current drinking water treatment processes; and

•	Biodegradability reconfirmed independently.

        We anticipate our initial market for WATER$AVR® will be in Spain, Australia and the United States. We have provided quantities of the product for testing in these countries and, if successful, we anticipate that substantial orders may be received. We also anticipate marketing WATER$AVR® to both developed and drought stricken countries to address water conservation concerns. In this regard, we are seeking to establish strategic relationships with companies in the water processing industry who have marketing and manufacturing operations in countries with water conservation concerns. We have two full-time employees and two other employees more than 50% assigned to establishing sales channels throughout the world for WATER$AVR®.

        WATER$AVR—BTI™

        Over the last three years, our continued research and development has resulted in a patent pending modification of the original WATER$AVR® that combines evaporation control with control of mosquito larvae. The result is our new WATER$AVR—BTI™ product. The BTI portion of the product is a recognized and approved, environmentally friendly method of killing mosquito larvae during the first, second and third stages of larvae development. Combined with our original WATER$AVR® product, WATER$AVR—BTI™ can be effectively and quickly spread across large and small water surfaces evenly and can be constrained to the water/air interface where larvae must go to obtain air.

        In November 2004, after announcing positive test results from independent trials conducted at Louisiana State University on the efficacy of the WATER$AVR—BTI™ product, we filed an application with the U.S. Environmental Protection Agency (“EPA”) to obtain product registration. This application is still pending.

        Included in our application were the results of the field tests on the performance of WATER$AVR—BTI™, carried out by the Entomology Department at the Louisiana State University Agricultural Center. The results of the field testing at Louisiana State University were as follows: WATER$AVR—BTI™ has been shown to correspond to a reduction in the density of mosquito larvae present in a body of water. These field tests back up our internal laboratory tests, showing that the use of WATER$AVR—BTI™ resulted in a 100% kill rate of mosquito larvae in contact with the product.

        Biopolymer Products (TPAs)

        Our subsidiary, NanoChem, produces TPAs used in industrial and consumer products. TPAs have a wide range of molecular weights. The ideal weight depends on the application, formulation and required performance characteristics in specific processes. This allows for customization of the products to correspond to particular product applications.

        TPAs for Oilfields. TPAs are used to reduce scale and corrosion in various “topside” water systems. They are chosen over traditional phosphate and other products when biodegradability is required by environmental regulation. In this regard, we create products that can be used by our NanoChem sales force to market to oil service company technicians on a oil well-by-oil well basis according to the specific water conditions involved.

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

        TPAs for Irrigation. The crystallization prevention ability of TPAs can also be useful in select irrigation conditions. By reducing calcium carbonate scale propagation, TPAs can prevent early plugging of drip irrigation ports and reduce maintenance costs and lengthen equipment lifetimes. These TPAs can replace and compete with acid type scale removers, but have the competitive advantages of a positive yield effect on the plant, as well as an easier deployment formulation with liquid fertilizers when used as part of a “fertigation” program. Our TPAs for drip irrigation scale prevention are at an early stage of commercialization and will be marketed and sold through the same channels as our TPAs for the agricultural industry.

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

Competition

        HEAT$AVR®and ECO$AVR™

        We are aware of only one other company that manufactures a chemical evaporation reduction product that competes with our HEAT$AVR® product. This other product has had limited sales to date and does not have the important convenience factor of our ECO$AVR® product. In addition to this existing competitor, our previous distributor, Sun Solar Energy Technologies Inc. (hereinafter referred to as “Sun Solar”), has recently begun selling a product called Turbo-Tropical Fish that directly competes with our ECO$AVR® product. This product, while having a higher price point and no sales history to date, must be taken seriously because of the expertise Sun Solar derived from working with us for six years as our exclusive North American distributor of ECO$AVR®, which relationship ended in February 2004. We also believe that Sun Solar is infringing our trademark rights by using the name “Turbo Tropical Fish” and we are actively litigating the issue.

        As mentioned above, HEAT$AVR® also competes against plastic pool blanket products. We compete against pool blankets on the basis of convenience of use of HEAT$AVR® versus the inconvenience of deploying and storing pool blankets. Pool owners and operators may also decide that evaporation control products are not needed for their pools.

        WATER$AVR®

        Aegis Chemical Industries Ltd. of India directly competes with our WATER$AVR(R)product. We believe our WATER$AVR(R)product is superior for the following reasons:

•	Easier Application. WATER$AVR® may be deployed directly to the water surface by hand or machine. Our competition requires premixing to dilute the product to usable strength, followed by extensive pumping.

•	Cost. In order to achieve comparable water savings levels, other products would cost more than the WATER$AVR®product.

        Water conservation is an important priority throughout the world, and numerous researchers in industry and academia are seeking to develop solutions that may compete with, or be superior to our products. Climate changes that relieve water shortage conditions or a technological breakthrough in water desalination could reduce the need for water conservation products.

        WATER$AVR—BTI™

        We are not aware of any direct competition to our WATER$AVR—BTI™ product; however, the business of pest control is very large and very well funded. There are a multitude of methods and materials that can be used for mosquito control and all of them are competition for our product. We believe that we will be able to compete by:

•	Providing an environmentally sensitive alternative;

•	Increasing effectiveness per unit cost; and

•	Reducing cost of application respective to similar products.

        Biopolymers (TPAs)

        Our TPA products have direct competition with Lanxess AG (recently spun out of Bayer AG), a German TPA manufacture of similar quality operating pursuant to a different patented process from that used by NanoChem. NanoChem and Lanxess have cross-licensed each other’s processes and either company can use either process for the term of the patents involved. It is believed that Lanxess has approximately the same production capacity as NanoChem and it must be presumed that their cost of goods sold is competitive. We believe that we can compete effectively with Lanxess by offering excellent customer service in oilfield sales, superior distributor support in the agricultural marketplace and the advantage of flexibility because of the relative size of our company. In addition, we intend to continue to seek market niches that are not the primary targets of Lanxess, such that we can attempt to avoid confusion.

        Our TPA products face indirect competition from other chemicals in every market in which we are active. In irrigation scale control, acid washes can be utilized. In detergent, poly-acrylic acid is most often used due to price advantage. For crop enhancement, increased fertilizer levels or reduced concentrations can serve as a substitute for TPAs. Likewise, in oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect. Notwithstanding the above, we believe our competitive advantages include:

•	Biodegradability compared to poly-acrylic acid for detergents;

•	Biodegradability compared to competing oil field chemicals;

•	Cost-effectiveness for crop enhancement compared to increased fertilizer use; and

•	Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale control markets.

Manufacturing

        Our HEAT$AVR® and ECO$AVR® products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for our products and we do not have any long term supply contracts for any such items. We manufacture our products in an approximately 11,000 sq. ft. plant in Calgary, Alberta, Canada.

        Our WATER$AVR® products are manufactured under contract with Ondeo Nalco Company (“Ondeo”) under a five-year agreement effective as of April 2002, with a five-year extension available. We are not required to purchase any minimum quantity of such product.

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

        HEAT$AVR®and ECO$AVR®

        Chemical products for use in swimming pools are covered by a variety of governmental regulations in the countries where we sell our products. These regulations cover such matters as packaging, labeling, and product safety. We believe our products are in compliance with such regulations.

        WATER$AVR®

        Our WATER$AVR® product is subject to additional regulation in most countries, particularly for agricultural and drinking water uses. As we continue to develop this product, and prior to its full-scale commercial roll-out, we will address these issues on a country-by-country basis. We do not anticipate that governmental regulations will be an impediment to marketing our WATER$AVR® product because the ingredients have historically been used in agriculture for many years for other purposes. Nevertheless, we will need to obtain approval to sell WATER$AVR® in the United States for agricultural users. To date, we have already applied for and received National Sanitation Foundation approval for drinking water in the United States.

        WATER$AVR—BTI™

        As a new pesticide formulation, WATER$AVR—BTI™ must be approved by the EPA and equivalent bodies in countries throughout the world where we will sell the product. An application for product approval was filed with the EPA in November 2004. It has been accepted for fast track status and the application fee has been waived. Fast track status requires the EPA to provide a decision within six months of accepting an application and, as such, an answer is expected by no later than May 2005. If the product is approved by the EPA, our subsidiary, WaterSavr, will proceed to apply for certification in any country where significant markets are identified.

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

Proprietary Rights

        Our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold 56 U.S. patents and 139 International patents, the duration of which range from six to eighteen years. We also have three U.S. patent applications pending and have applied to extend these pending patents to certain other countries where we operate. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. Except as specifically set forth in “Item 3—Legal Proceedings,” we have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

Research and Development

        We have spent approximately $58,552 for the year ended December 31, 2004 and $67,615 for the year ended December 31, 2003, on research and development activities. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

        As of December 31, 2004, we had 34 employees, including one officer, twenty-two sales and customer support personnel, and eleven manufacturing personnel. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

PART II

Item 7.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the board of directors and stockholders
of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

        We have audited the consolidated balance sheet of Flexible Solutions International, Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements.

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
March 15, 2005 (September 30, 2005 as to the effects of the restatements described in note 3)

Item 8A.	Controls and Procedures.

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

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

        We do not believe that our system of disclosure controls and procedures was ineffective as a result of the restatements to our financial statements for the periods ending between September 30, 2002 and June 30, 2005. The only significant error to our restatement of these financial statements was as a result of the misapplication of accounting methodologies to our stock compensation expense. In particular, when we granted a stock option to purchase two million shares of our common stock to Ondeo in September 2002, we were aware that there were various accounting treatments for the potential stock compensation expense. At that time, we reviewed the provisions of FAS No. 123, Accounting for Stock-based Compensation, and discussed the matter with our independent auditors. Our auditors advised us that since the option vested immediately, the entire stock compensation expense should be recognized in fiscal 2002, at the date of granting.

        It was later noted that we erred in determining the measurement date for the option and that our auditors similarly erred in their application of FAS No. 123 and the related literature issued by the Emerging Issues Task Force. This restatement was as a result of a one-time error in the application of accounting treatments to a very complex issue and has had no effect on our remaining disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

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

	Shares Beneficially Owned (1)
	Common Stock	Percentage
Daniel B. O'Brien (2)(3)	4,816,200	40.7%
Dr. Robert N. O'Brien (2)(3)	1,825,000	15.5%
John Bientjes (2)	30,000	0.3%
Dale Friend (2)	--	0.0%
Eric Hodges (2)	--	0.0%

As a group (5 persons)	6,671,200	56.4%

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

(2)	Address for this shareholder is 2614 Queenswood Drive, Victoria, V8N 1X5, CANADA.

(3)	Includes shares which may be acquired on the exercise of stock options as follows.

Name	No. of Options	Exercise Price	Expiration Date
Daniel O'Brien	100,000	$1.40	December 21, 2006
	50,000	$4.25	December 31, 2007
	20,000	$3.60	December 31, 2008
Dr. Robert O'Brien	50,000	$1.40	December 21, 2006
	25,000	$4.25	December 31, 2007
	25,000	$3.60	December 31, 2008
John Bientjes	5,000	$4.25	December 31, 2007
	5,000	$3.60	December 31, 2008
Dale Friend	5,000	$4.25	December 31, 2007
	5,000	$3.60	December 31, 2008
Eric Hodges	5,000	$3.60	December 31, 2008

        The total does not include the following shares which may be acquired on the exercise of stock options which are not exercisable until December 31, 2005 and must also be approved at the annual general meeting.

Name	No. of Options	Exercise Price	Expiration Date
Daniel O'Brien	50,000	$3.00	December 31, 2009
John H. Bientjes	5,000	$3.00	December 31, 2009
Dr. Robert O'Brien	25,000	$3.00	December 31, 2009
Dale Friend	5,000	$3.00	December 31, 2009
Eric Hodges	5,000	$3.00	December 31, 2009

Securities Authorized for Issuance Under Equity Compensation Plans

        For a tabular description of our securities authorized for issuance under equity compensation plans, please refer to Item 5 hereof.

Item 13.	Exhibits.

Number	Description

3.1	Articles of Incorporation of the Registrant. (1)
3.2	Bylaws of the Registrant. (1)
21.1	Subsidiaries. (2)
23.1	Consent of Independent Accountants.
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2006.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
By: /s/ Daniel B. O'Brien
Name: Daniel B. O'Brien
Title: President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daniel B. O'Brien	President and Chief Executive	March 8, 2006
Daniel B. O'Brien	Officer (principal executive
officer), Chief Financial Officer
(principal accounting officer) and
Director
/s/ John H. Bientjes	Director	March 8, 2006
John H. Bientjes
/s/ Robert N. O'Brien	Director	March 8, 2006
Robert N. O'Brien
/s/ Dale Friend	Director	March 8, 2006
Dale Friend
/s/ Eric G. Hodges	Director	March 8, 2006
Eric G. Hodges