Form 10KSB
period 2005-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2006-03-10
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

 (Mark one)

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

                                 (250) 477-9969
                           (Issuer's Telephone Number)

                            ------------------------

                                      NONE
         (Securities registered under Section 12(b) of the Exchange Act)

                         COMMON STOCK, $0.001 PAR VALUE
         (Securities registered under Section 12(g) of the Exchange Act)

                            ------------------------

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

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

         State issuer's revenues for its most recent fiscal year: $6,709,394.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 2, 2006, the aggregate market value of the Company's common stock held by non-affiliates was approximately $16,086,877 based on the closing price for shares of the registrant's common stock on the American Stock Exchange for that date.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of March 2, 2006, there were 12,981,316 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.     Description of Business.                                          1
Item 2.     Description of Property.                                          9
Item 3.     Legal Proceedings.                                               10
Item 4.     Submission of Matters to a Vote of Security Holders.             11

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.        11
Item 6.     Management's Discussion and Analysis or Plan of Operation.       14
Item 7.     Financial Statements.                                            27
Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.                                        28
Item 8A.    Controls and Procedures.                                         28
Item 8B.    Other Information.                                               28

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act.               29
Item 10.    Executive Compensation.                                          31
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.                                 33
Item 12.    Certain Relationships and Related Transactions.                  34
Item 13.    Exhibits.                                                        34
Item 14.    Principal Accountant Fees and Services.                          34

SIGNATURES                                                                   36

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB for the year ended December 31, 2005 ("Annual Report"), including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

OUR COMPANY

         Flexible Solutions International, Inc.

         Flexible Solutions International, Inc. ("we," "us," and "our") develops, manufactures and markets specialty chemicals which slow down the evaporation of water. Our primary product, HEAT$AVR(R), is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATER$AVR(R), is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. We also make and sell dispensers which automate the deployment of our chemical products.

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

OUR SUBSIDIARIES

         We are the parent holding company for Flexible Ltd., WaterSavr Global Solutions Inc. (hereinafter referred to as "WaterSavr"), NanoChem Solutions Inc. (hereinafter referred to as "NanoChem"), Nano Detect Technologies Inc. (hereinafter referred to as "Nano Detect"), and Seahorse Systems Inc. (hereinafter referred to as "Seahorse").

         Flexible Solutions, Ltd.

         Flexible Solutions Ltd., a British Columbia corporation inter-provincially registered in Alberta, was organized to develop and market swimming pool chemical products designed to reduce heat loss. HEAT$AVR(R) and ECO$AVR(R) are Flexible Ltd.'s principal products. For further information on these products, see "Our Products--HEAT$AVR(R) and ECO$AVR(R)" below.

         WaterSavr Global Solutions Inc.

         In 2002, we established WaterSavr Global Solutions Inc. to concentrate on the marketing of our WATER$AVR(R) product. Since February 7, 2005, WaterSavr has been organized as a Nevada corporation. WATER$AVR(R) is a patented powder that, when deployed onto a water surface of any size, will significantly reduce evaporation. For further information on our WaterSavr products, see "Our Products--WATER$AVR(R)" below.

         NanoChem Solutions Inc.

         On May 25, 2004, we formed NanoChem Solutions Inc. in order to acquire certain of the assets of Donlar Corporation, which owned a broad portfolio of environmentally friendly technologies and products. In June 2004, NanoChem purchased these assets from the bankruptcy estate of Donlar Corporation ("Donlar") for $6.15 million. In exchange for the capital contribution necessary to purchase the Donlar assets, we were issued all of the outstanding shares of NanoChem, making it our wholly-owned subsidiary. The newly acquired assets include 52 U.S. and 139 International patents relating to environmental products and technologies, as well as a 56,780 sq. ft. manufacturing plant on 40 acres of property in an area outside of Chicago, Illinois. As part of the asset acquisition from Donlar, we also acquired leaseholds to corporate offices and a laboratory in Bedford Park, Illinois that are now occupied by NanoChem. The principal products that we acquired from Donlar via our wholly-owned subsidiary, NanoChem, consist of water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as "TPAs"), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides. For further information on these products, see "Our Products--Biopolymer Products (TPAs)" below.

         Nano Detect Technologies Inc.

         On January 7, 2005, we formed Nano Detect Technologies Inc. to engage in new product research based on our thin film spreading technology.

         Seahorse Systems Inc.

         On June 21, 2005, we formed Seahorse Systems Inc. in order to research alternative uses for our patented ECOSAVR(R) chemical dispensing device.

OUR PRODUCTS

         HEAT$AVR(R) and ECO$AVR(TM)

         Our principal products consist of the HEAT$AVR(R) and ECO$AVR(R) branded chemical solutions. HEAT$AVR(R) is a chemical product for use in swimming pools and personal spas that forms a thin, transparent layer on the water's surface that reduces water evaporation and heat loss. We market the HEAT$AVR(R) product as a cost-effective and convenient way to save on the cost of energy required to heat pools and spas. Our studies indicate that approximately 70% of the energy lost from a swimming pool occurs through water evaporation. By using our HEAT$AVR(R) product, we can minimize that heat loss and save our customers money on their pool and spa energy needs. For example, we have received reports from our commercial customers documenting energy savings of between $2,400 to $6,000 per year when using our HEAT$AVR(R) product.

         We completed the development of our HEAT$AVR(R) product and introduced it to the commercial marketplace in 1998, achieving initial sales of $84,252 that year. Since that time, we have expanded our marketing of the HEAT$AVR(R) product to include the residential marketplace. We found that by designing the HEAT$AVR(R) product to be "residential-friendly," we could increase sales. As a result, we created a patented, fish-shaped dispensing unit for the HEAT$AVR(R) residential market and have designated the dispensing unit as the ECO$AVR(R). Since that time, we have increased sales and market share on our HEAT$AVR(R) and ECO$AVR(R) products.

         Each ECO$AVR(R) dispenser is made of molded plastic in the form of a ten-inch long colorful ECO$AVR(R) fish that is filled with enough HEAT$AVR(R) solution to cover the surface of a 400 sq. ft. swimming pool for about one month. The ECO$AVR(R) is deployed by cutting off the dorsal fin and tossing the fish into the pool where it submerges to the bottom. Differential pressure causes the HEAT$AVR(R) solution inside the ECO$AVR(R) to escape into the water where it rises to the surface and forms a transparent layer on the water's surface. Once the ECO$AVR(R) is empty, the dispenser is removed and replaced. We also make and sell automatic metering system dispensers for automatically dispensing HEAT$AVR(R) into a swimming pool or spa. These dispensers contain a reservoir holding a one-gallon supply of HEAT$AVR(R). The unit is programmed to inject the appropriate amount of HEAT$AVR(R) product into the pool at the rate of one ounce per 400 sq. ft. of pool surface per day.

         The ECO$AVR(R) product has a suggested retail price of between $11.95 and $14.95 in the United States. HEAT$AVR(R) retails for between $200 and $300 per four gallon case in the United States. In outdoor swimming pools, our HEAT$AVR(R) product can provide savings on pool heating costs and provides convenience of use when compared to pool blankets. Pool blankets are plastic covers, which are cut to the size and shape of the surface of the pool or spa. They float on the surface and perform the same function as our HEAT$AVR(R) product: reducing energy cost by inhibiting water evaporation. Pool personnel often find it inconvenient to use conventional pool blankets because a pool blanket must be removed and stored prior to entering the pool and provides no energy savings when not on the pool. Conversely, our HEAT$AVR(R) product eliminates the necessity of installing, removing and storing the blanket and works 24 hours a day. We believe that the ease of use provided by HEAT$AVR(R) results in more consistent pool and spa usage. In addition, the use of HEAT$AVR(R) in an indoor pool results in even greater energy savings. Indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure, less energy is required to maintain a pool at the desired temperature and there is a reduced load on the air-conditioning system because less heat is transferred from the pool water to the surrounding air and less water vapor will have to be removed from the air to maintain the required comfort level.

         We market our HEAT$AVR(R) and ECO$AVR(R) products to both residential and commercial markets, consisting of individual homeowners with swimming pools and personal spas and commercial consumers consisting of operators of swimming pools and personal spas located in hotels, motels, schools, and municipal and private recreational facilities.

         Traditionally, we sold our HEAT$AVR(R) and ECO$AVR(R) products directly to a wholesale network. However, in February 2004, we reorganized the distribution of our HEAT$AVR(R) and ECO$AVR(R) products so that we now handle distribution of the products from our sales and marketing office in Richmond, British Columbia. By bringing our product distribution in-house, we believe we can fully integrate our manufacturing and distribution processes such that we can increase our revenue per unit by 100%. While we now maintain greater control over our distribution process, we also still maintain non-exclusive distributorships in Canada and the United States for the sale of bulk HEAT$AVR(R) (without the ECO$AVR(R) dispenser) and exclusive distributorships in Australia, Chile, Japan, Korea, Spain, South Africa, Switzerland and Great Britain. We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States. We also advertise in trade magazines, maintain a semi-annual newsletter that is sent to buyer associations, customers and potential customers, and maintain an internet presence containing information about our products.

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

         WATER$AVR--BTI(TM)

         Over the last three years, our continued research and development has resulted in a patent pending modification of the original WATER$AVR(R) that combines evaporation control with control of mosquito larvae. The result is our new WATER$AVR--BTI(TM) product. The BTI portion of the product is a recognized and approved, environmentally friendly method of killing mosquito larvae during the first, second and third stages of larvae development. Combined with our original WATER$AVR(R) product, WATER$AVR--BTI(TM) can be effectively and quickly spread across large and small water surfaces evenly and can be constrained to the water/air interface where larvae must go to obtain air.

         In November 2004, after announcing positive test results from independent trials conducted at Louisiana State University on the efficacy of the WATER$AVR--BTI(TM) product, we filed an application with the U.S. Environmental Protection Agency ("EPA") to obtain product registration. Included in our application were the results of the field tests on the performance of WATER$AVR--BTI(TM), carried out by the Entomology Department at the Louisiana State University Agricultural Center. The results of the field testing at Louisiana State University were as follows: WATER$AVR--BTI(TM) has been shown to correspond to a reduction in the density of mosquito larvae present in a body of water. These field tests back up our internal laboratory tests, showing that the use of WATER$AVR--BTI(TM) resulted in a 100% kill rate of mosquito larvae in contact with the product.

         In November 2005, we received approval from the EPA for the registration of WATER$AVR--BTI(TM), which has now been approved by the EPA for commercial sale in the United States as of November 30, 2005. We will begin marketing the product commercially in fiscal 2006. While EPA approval applies only to registration of the product in the United States, we believe EPA approval may expedite product registration and approval processes in other parts of the world.

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

COMPETITION

         HEAT$AVR(R) and ECO$AVR(TM)

         We are aware of only one other company that manufactures a chemical evaporation reduction product that competes with our HEAT$AVR(R) product. This other product has had limited sales to date and does not have the important convenience factor of our ECO$AVR(R) product. In addition to this existing competitor, our previous distributor, Sun Solar Energy Technologies Inc. (hereinafter referred to as "Sun Solar"), has recently begun selling a product called Turbo-Tropical Fish that directly competes with our ECO$AVR(R) product. This product, while having a higher price point and no sales history to date, must be taken seriously because of the expertise Sun Solar derived from working with us for six years as our exclusive North American distributor of ECO$AVR(R), which relationship ended in February 2004. We also believe that Sun Solar is infringing our trademark rights by using the name "Turbo Tropical Fish" and we are actively litigating the issue.

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

         WATER$AVR--BTI(TM)

         We are not aware of any direct competition to our WATER$AVR--BTI(TM) product; however, the business of pest control is very large and very well funded. There are a multitude of methods and materials that can be used for mosquito control and all of them are competition for our product. We believe that we will be able to compete by:

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

MANUFACTURING

         Our HEAT$AVR(R) and ECO$AVR(R) products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for our products and we do not have any long term supply contracts for any such items. We manufacture our products in an approximately 11,000 sq. ft. plant in Calgary, Alberta, Canada.

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

         HEAT$AVR(R) and ECO$AVR(R)

         Chemical products for use in swimming pools are covered by a variety of governmental regulations in the countries where we sell our products. These regulations cover such matters as packaging, labeling, and product safety. We believe our products are in compliance with such regulations.

         WATER$AVR(R)

         Our WATER$AVR(R) product is subject to additional regulation in most countries, particularly for agricultural and drinking water uses. As we continue to develop this product, and prior to its full-scale commercial roll-out, we will address these issues on a country-by-country basis. We do not anticipate that governmental regulations will be an impediment to marketing our WATER$AVR(R) product because the ingredients have historically been used in agriculture for many years for other purposes. Nevertheless, we will need to obtain approval to sell WATER$AVR(R) in the United States for agricultural users. To date, we have already applied for and received National Sanitation Foundation approval for drinking water in the United States.

         WATER$AVR--BTI(TM)

         As a new pesticide formulation, WATER$AVR--BTI(TM) must be approved by the EPA and equivalent bodies in countries throughout the world where we will sell the product. An application for product approval was filed with the EPA in November 2004 and permission was granted November 30, 2005 to begin selling the product. Our subsidiary, WaterSavr, will proceed to apply for certification in any country where significant markets are identified and will begin marketing the product commercially in fiscal 2006.

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

PROPRIETARY RIGHTS

         Our success and ability to compete is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold 56 U.S. patents and 139 International patents, the duration of which range from 5 to 17 years. We also have three U.S. patent applications pending and have applied to extend these pending patents to certain other countries where we operate. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

RESEARCH AND DEVELOPMENT

         We have spent approximately $57,806 for the year ended December 31, 2005 and $58,552 for the year ended December 31, 2004, on research and development activities. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

EMPLOYEES

         As of December 31, 2005, we had 23 employees, including one officer, sixteen sales and customer support personnel, and six manufacturing personnel. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

ITEM 2.           DESCRIPTION OF PROPERTY.

         Our Chief Executive Officer provides use of space in his residence to conduct some of his administrative duties and we do not reimburse him for such use. We lease total space of 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $4,684 per month. This lease is effective through June 2009. We lease an 11,000 sq. ft. building in Calgary, Alberta for $6,932 per month for manufacture of our swimming pool products. This lease is effective through September 2006. We lease 1,900 sq. ft. in Richmond, British Columbia as additional space for sales and customer support at a cost of $2,128 per month. This lease is effective through January 2007. NanoChem leases 7,000 sq. ft. in Bedford Park, Illinois as offices and laboratories at a cost of $6,548 per month. This lease is effective through November 2006. NanoChem also owns 56,780 sq. ft. of offices and factory in Peru, Illinois.

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

         On November 13, 2003, an ex-employee, Patrick Grant, filed a lawsuit in the Circuit Court of Cook County, Illinois against us, WaterSavr, and our Chief Executive Officer, Daniel B. O'Brien. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. Mr. Grant seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. We consider the case to be without merit and are vigorously disputing the claims. In addition, we intend to file counterclaims against the plaintiff for failure to repay financial obligations owed to us, as well as unspecified damages arising out of plaintiff's disclosure of confidential information to a client during his employment at WaterSavr. No amounts have been recorded as receivable and no accrual has been made for any loss in our consolidated financial statements as the outcome of the claim filed by Mr. Grant is not yet determinable.

         On July 23, 2004, we filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. ("Tatko"). The action arises out of our joint product development agreement with Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock. In return, Tatko granted us a five-year option to purchase 20% of Tatko's outstanding capital stock. Tatko has since refused to collaborate on the agreement and we have sought declaratory relief stating that Tatko is not entitled to the 100,000 shares of our restricted common stock. The litigation is still pending at this time. In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to our restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the Circuit Court. No amounts have been recorded as receivable in our consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

         On May 28, 2004, Sun Solar filed a lawsuit in the Federal Court of Canada, against us, Flexible Ltd., and our Chief Executive Officer, Daniel B. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by Sun Solar; (b) injunctive relief against our further use of the "Tropical Fish" trademark; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by us, Flexible Ltd. and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, we, Flexible Ltd. and Mr. O'Brien filed our defense and a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by Sun Solar; (y) a declaration that we own the "Tropical Fish" trademark, or, in the alternative, the trademark is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery and examinations for discovery of all parties. No amounts have been recorded as receivable in our consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the vote of our shareholders in the quarter ended December 31, 2005.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR SECURITIES

         Our common stock began trading on the American Stock Exchange under the symbol "FSI" on November 19, 2002. Prior to that, our stock traded on the over-the-counter market and was quoted on the NASD Electronic Bulletin Board.

         The following is the range of high and low closing sales or bid prices for our common stock for the periods indicated:

--------------------------------------------------------------------------------
                                                                   HIGH    LOW
                                                                  ------- ------
YEAR ENDED DECEMBER 31, 2005          First Quarter                $5.14  $3.52
----------------------------          Second Quarter                4.89   3.70
                                      Third Quarter                 5.09   3.80
                                      Fourth Quarter                4.05   2.70

YEAR ENDED DECEMBER 31, 2004          First Quarter                 5.20   3.92
----------------------------          Second Quarter                5.15   4.30
                                      Third Quarter                 5.05   3.09
                                      Fourth Quarter                4.15   2.82
--------------------------------------------------------------------------------

         Prices since November 19, 2002 represent high and low prices on the American Stock Exchange. Prices prior to November 19, 2002 represent inter-dealer quotations which do not include retail mark-ups, markdowns, or commissions, and do not necessarily represent actual transactions. As of December 31, 2005, we had 33 record holders of our common stock. Such shares are owned by an estimated 1,590 beneficial owners.

         Our common stock also trades on the Frankfurt stock market under the symbol "FXT."

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

EQUITY COMPENSATION PLAN INFORMATION

                  The following table contains certain information relating to outstanding options to purchase our common stock granted pursuant to individual compensation arrangements as of December 31, 2005, our most recently completed fiscal year.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE FOR
                                            NUMBER OF SECURITIES                                   FUTURE ISSUANCE UNDER
                                              TO BE ISSUED UPON         WEIGHTED-AVERAGE            EQUITY COMPENSATION
                                                 EXERCISE OF            EXERCISE PRICE OF            PLANS (EXCLUDING
                                            OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,         SECURITIES REFLECTED
             PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS            IN COLUMN (A))
---------------------------------------  -------------------------  ------------------------  ------------------------------
                                                      (a)                       (b)                          (c)
       Equity compensation plans
   approved by security holders (1):                   --                        --                           --

     Equity compensation plans not
   approved by security holders (2):                1,060,740                  $3.44                          --
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL                             1,060,740                  $3.44                   NOT APPLICABLE
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

     (b) If the grantee is an employee, and if he or she ceases to be employed by us, the grantee may, during the 30-day period following termination of employment, exercise the option to the extent the option was exercisable on the date of termination. In the case of death or disability, the grantee (or his or her administrator) has twelve months from the date of death or disability to exercise the option to the extent the option was exercisable on the date of death or disability.

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

     (e) All of the options granted have terms of between one and six years from and after the date of grant and reflect exercise prices equal to the fair market value of a share of our common stock as determined by our board of directors on the date of grant thereof. As set forth below, all of the options contain vesting provisions pursuant to which the options are 100% exercisable within a determinable number of months from and after the date of grant:

-------------------------------- ------------------------------ ------------------------------ -----------------------------
   OPTIONS 100% EXERCISABLE        OPTIONS 100% EXERCISABLE       OPTIONS 100% EXERCISABLE       OPTIONS 100% EXERCISABLE
   WITHIN 12 MONTHS FROM AND       WITHIN 12 MONTHS FROM AND      WITHIN 24 MONTHS FROM AND     WITHIN 48 MONTHS FROM AND
    AFTER THE DATE OF GRANT         AFTER THE DATE OF GRANT        AFTER THE DATE OF GRANT       AFTER THE DATE OF GRANT
                                            (CONT.)
-------------------------------- ------------------------------ ------------------------------ -----------------------------
 A.   Options: 68,000             I.   Options: 12,000           A.   Options: 5,000            A.   Options: 21,740
      Grant Date: 12.01.01             Grant Date: 4.2.04             Grant Date: 4.10.02            Grant Date: 2.1.04
      Vest Date: 12.01.01              Vest Date: 12.31.04            Vest Date: 12.31.03            Vest Date: 2.1.08

B.   Options: 12,000              J.   Options: 20,000           B.   Options: 10,000           B.   Options: 10,000
     Grant Date: 01.01.02              Grant Date: 5.21.04            Grant Date: 4.23.03            Grant Date: 11.26.03
     Vest Date: 01.01.02               Vest Date: 12.31.04            Vest Date: 12.31.04            Vest Date: 12.31.05

C.   Options: 158,000             K.   Options: 25,000           C.   Options: 164,000
     Grant Date: 12.31.02              Grant Date: 5.24.04            Grant Date: 11.26.03
     Vest Date: 12.31.03               Vest Date: 12.31.04            Vest Date: 12.31.04


D.   Options: 50,000              L.   Options: 10,000           D.   Options: 209,000
     Grant Date: 2.16.03               Grant Date: 6.14.04            Grant Date: 11.26.04
     Vest Date: 12.31.03               Vest Date: 6.30.04             Vest Date: 12.31.05

E.   Options: 10,000              M.   Options: 250,000
     Grant Date: 4.23.03               Grant Date: 09.02.04
     Vest Date: 12.31.03               Vest Date: 6.30.05

F.   Options: 5,000               N.   Options: 5,000
     Grant Date: 5.26.03               Grant Date: 9.24.04
     Vest Date: 12.31.03               Vest Date: 12.31.04

G.   Options: 2,000
     Grant Date: 9.18.03
     Vest Date: 12.31.03

H.   Options: 8,000
     Grant Date: 3.15.04
     Vest Date: 12.31.04
-------------------------------- ------------------------------ ------------------------------ -----------------------------

WARRANTS OUTSTANDING

         On April 14, 2005, we announced that we had raised $3,375,000 pursuant to a private placement of up to 1,800,000 shares of our common stock. The investors collectively purchased 900,000 shares of our common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of our common stock. The warrants have a four-year term and are immediately exercisable at a price of $4.50 per share.

         On June 8, 2005, we announced that we had raised an additional $327,750 pursuant to a private placement of up to 174,800 shares of our common stock. An investor purchased 87,400 shares of our common stock at a per share purchase price of $3.75, together with a warrant to purchase up to 87,400 additional shares of our common stock. The warrant has a four-year term and is immediately exercisable at a price of $4.50 per share. Costs associated with these two capital raises were $471,254, making the net proceeds $3,231,496.

                       -----------------------------------
                        WARRANTS 100% EXERCISABLE WITHIN
                        12 MONTHS FROM AND AFTER THE DATE
                                    OF GRANT
                       -----------------------------------
                            A.   Warrants: 900,000
                                 Grant Date: 4.14.05
                                 Vest Date: 4.14.05

                            B.   Warrants: 87,400
                                 Grant Date: 6.08.05
                                 Vest Date: 6.08.05
                       -----------------------------------




ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our operating activities are related primarily to manufacturing and marketing our swimming pool conservation products and manufacturing and marketing our biopolymer products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Securities and Exchange Commission ("SEC") has recently issued Financial Reporting Release ("FRR") No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. A critical accounting policy is one that is both important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. We believe the accounting policies below represent our critical accounting policies as contemplated by FRR No. 60 (see Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies):

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

RESULTS OF OPERATIONS

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

---------------------------------------------------------------------------------------------------------------
                                                DECEMBER 31,
                             ----------------------------------------------------
                                                                                    % CHANGE       % CHANGE
                                  2005              2004              2003          2005-2004      2004-2003
                             ----------------  ---------------- ----------------- -------------- --------------
Sales
     Energy Segment               $1,053,507        $1,015,018        $2,321,120             4%           (56%)
     Polymer Segment               5,655,887         2,377,919                --*          138%             **
                             ----------------  ---------------- ----------------- -------------- --------------
         Consolidated              6,709,394         3,392,937         2,321,120            98%

Gross Profit Margin
     Energy Segment                  473,475           502,121           958,056            (6%)          (48%)
     Polymer Segment               2,250,338         1,559,741                --*           46%             **
                             ----------------  ---------------- ----------------- -------------- --------------
         Consolidated              2,723,813         2,061,862           958,056            32%

SG&A
     Energy Segment                2,166,472         2,029,340         1,664,146             7%           122%
     Polymer Segment               1,738,745         1,291,825                --*           35%             **
                             ----------------  ---------------- ----------------- -------------- --------------
         Consolidated              3,905,217         3,321,165         1,664,146            18%

Interest Income
     Energy Segment                    4,550            34,258           203,310           (87%)          (83%)
     Polymer Segment                     103                --                --*            --             **
                             ----------------  ---------------- ----------------- -------------- --------------
         Consolidated                  4,653            34,258           203,310

Write-down of Investments
     Energy Segment                       --            32,500                --             --             --
     Polymer Segment                      --                --                --*            --*            **
                             ----------------  ---------------- ----------------- -------------- --------------
         Consolidated                     --            32,500                --             --             --
                             ----------------  ---------------- ----------------- -------------- --------------
Net Income (Loss)                $(1,176,751)      $(1,257,545)        $(476,888)           (6%)          264%
---------------------------------------------------------------------------------------------------------------

---------------
* Polymer segment data is not available as indicated. Our Polymer segment was formed after the acquisition of certain assets of Donlar in June 2004.


SEGMENT DATA

         As reflected in the table set forth in our "Results of Operations" above, we operate in two segments: (a) development and marketing of two lines of energy and water conservation products, and (b) manufacture of biodegradable polymers and chemical additives used primarily within the petroleum, chemical, utility and mining industries. Our traditional operating activities related to the production and sale of our energy conversation product line. Upon acquiring the Donlar assets, we formed NanoChem, which was formed as our wholly-owned subsidiary in exchange for the capital contribution necessary to purchase the Donlar assets. The assets we acquired from Donlar include domestic and international patents and business processes relating to the production of TPAs and other environmental products and technologies, as well as a manufacturing plant. These assets are currently used by NanoChem for its revenue-producing activities.

YEARS ENDED DECEMBER 31, 2005 AND 2004

         Sales for the year ended December 31, 2005 were $6,709,394 compared to $3,392,937 for the 2004 period, an increase of $3,316,457, or 98 %. The sales increase was primarily the result of the revenue provided by NanoChem, our new subsidiary formed from the assets acquired from the Donlar bankruptcy estate.

         Our Energy segment had sales of $1,053,507 for the year ended December 31, 2005, as compared to $1,015,018 for the year ended December 31, 2004, an increase of 4%. This slight increase is primarily the result of substantial "Tropical Fish" product still in the market, which product is being sold by our discontinued distributor, and our brand building efforts in connection with our ECO$AVR(R) product line. We expect revenue in this segment to increase more in fiscal 2006 as brand recognition of our ECO$AVR(R) product line continues to grow and our marketing efforts of the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $5,655,887 for the year ended December 31, 2005, as compared to $2,377,919 for the year ended December 31, 2004. This increase is attributable to a full year of operation combined with increased sales on a quarter by quarter basis.

         We experienced a loss of $1,176,751, or $0.09 per share, as compared to a loss of $1,257,545, or $0.11 per share in fiscal 2004. The three largest contributors to the loss were:

         o The brand building, marketing and extra staffing costs to market and develop the ECO$AVR(R) product line incurred throughout the year that were not reflected in sales because dealers that had been sold product by our discontinued distributor still had substantial "Tropical Fish" product. We believe that very little old product is on the shelves and that costs and revenue for ECO$AVR(R) will be better balanced in fiscal 2006.

         o All divisions maintained or increased sales and marketing costs in the fourth quarter in order to increase the probability of sales increases in all of fiscal 2006. We considered the extra costs necessary to position us for growth.

         o Litigation costs became significant in fiscal 2005 compared to fiscal 2004 as a result of the need to protect our assets from potential litigation or unwarranted claims. The costs are manageable, but we will make every effort to reduce these costs going forward without adversely affecting shareholder value.

         Our overall gross profit margin on product sales decreased to 40.6% in the year ended December 31, 2005, a decrease from 60.8% in the year ended December 31, 2004. This decrease in gross margin was primarily due to the increased costs of all raw materials tied to the high price of oil. Our Polymer segment, which achieved a gross profit margin of 65.6% in fiscal 2004, experienced a substantial rise in cost of goods sold, reducing the gross margin to 39.8% in fiscal 2005. Our Energy segment achieved a gross profit margin of 44.9%, which is a slight decrease of 4.6% over the year ended December 31, 2004.

         Gross profit margin represents sales less cost of sales and producing. The major categories of costs included in cost of sales and producing are cost of goods, distribution costs and costs of our buying department. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from our facilities to our customers and other costs of distribution. We do not exclude any portion of distribution costs from cost of sales. Our gross margins may not be comparable to those of other entities because some entities include all of the costs related to their overhead in cost of sales. However, we exclude a portion of cost of sales from gross profit and instead include such costs as a line item in operating expenses (such as depreciation).

         We incurred operating expenses in the year ended December 31, 2005 of $3,905,217, as compared to $3,321,165 in the year ended December 31, 2004. In fiscal 2005, we increased sales and marketing costs in connection with our WATER$AVR(R) product, which was reflected in increased wages, office, rent, telecommunications and travel expenses. We incurred higher professional fees in the year ended December 31, 2005 primarily due to increased legal and accounting expenses and specific consultants directed at integrating the functions and sales of NanoChem as quickly as possible. Depreciation expense was $685,768 for the year ended December 31, 2005, as compared to $388,071 for the year ended December 31, 2004, reflecting depreciation for additional property and equipment added in fiscal 2004.

         There was no income tax provision for the year ended December 31, 2005, as we had no taxable income. Our Energy segment had interest income of $4,550 for the year ended December 31, 2005, as compared to $34,258 for the year ended December 31, 2004, as we used capital to purchase assets and develop our business. We experienced a net loss of $1,176,751 for the year ended December 31, 2005, as compared to a loss of $1,257,545 for the year ended December 31, 2004.

         With the addition of the Donlar assets, we became a much larger company with commensurate increases in most expense segments. However, we were able to reduce certain expenses, such as consulting ($156,652 for the year ended December 31, 2005, as compared to $166,099 for the year ended December 31, 2004) and telecommunications ($40,458 for the year ended December 31, 2005, as compared to $41,895 for the year ended December 31, 2004, despite adding three new locations), as a result of more careful cost control in our WaterSavr subsidiary. The large increase in investor relations ($558,013 versus $215,670) has to do with the stock options that vested in relation to the capital raisings that closed on April 14, 2005 and June 8, 2005. This resulted in non-cash transactions of $422,500 and without this, we would have seen a large decrease in this expense.

YEARS ENDED DECEMBER 31, 2004 AND 2003

         Sales for the year ended December 31, 2004 were $3,392,937, as compared to $2,321,120 for the comparable 2003 period, an increase of $1,071,817, or 46 %. The sales increase was primarily the result of the revenue provided by our new subsidiary, NanoChem.

         Our Energy segment had sales of $1,015,018 for the year ended December 31, 2004, as compared to $2,321,120 for the year ended December 31, 2003, a decrease of 56%. This decrease is primarily the result of substantial "Tropical Fish" product still in the market, which product is being sold by our discontinued distributor, and our brand building efforts in connection with our ECO$AVR(R) product line. We expect revenue in this segment to increase in fiscal 2005 as brand recognition of our ECO$AVR(R) product line continues to grow and our marketing efforts of the WATER$AVR(R) product line begin to produce increased sales. Our Polymer segment achieved sales of $2,377,919 for the year ended December 31, 2004. There is no comparable data from the Polymer segment for the year ended December 31, 2003 because our Polymer segment was formed after the acquisition of certain assets of Donlar in June 2004.

         We experienced a loss of $1,257,545, or $0.11 per share, as compared to a loss of $476,888 in fiscal 2003. The three largest contributors to the loss were:

         o The brand building, marketing and extra staffing costs in ECO$AVR(R) sales incurred throughout the year that were not reflected in sales because dealers that had been sold product by our discontinued distributor still had substantial "Tropical Fish" product.

         o All divisions maintained or increased sales and marketing costs in the fourth quarter in order to increase the probability of sales increases in all of fiscal 2005.

         o Litigation costs became significant in fiscal 2004 compared to fiscal 2003 as a result of the need to protect our assets from suit.

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

         Gross profit margin represents sales less cost of sales and producing. The major categories of costs included in cost of sales and producing are cost of goods, distribution costs and costs of our buying department. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from our facilities to our customers and other costs of distribution. We do not exclude any portion of distribution costs from cost of sales. Our gross margins may not be comparable to those of other entities because some entities include all of the costs related to their overhead in cost of sales. However, we exclude a portion of cost of sales from gross profit and instead include such costs as a line item in operating expenses (such as depreciation).

         We incurred operating expenses in the year ended December 31, 2004 of $3,321,165, as compared to $1,664,146 in the year ended December 31, 2003. In fiscal 2004, we also increased sales and marketing costs in connection with our WATER$AVR(R) product, which was reflected in increased wages, office, rent, telecommunications and travel expenses. We incurred higher professional fees in the year ended December 31, 2004 primarily due to increased legal and accounting expenses and specific consultants directed at integrating the functions and sales of NanoChem as quickly as possible. Depreciation expense was $388,071 for the year ended December 31, 2004, as compared to $37,712 for the year ended December 31, 2003, reflecting depreciation for additional property and equipment added in fiscal 2004.

         There was no income tax provision for the year ended December 31, 2004, as no tax installment payments were made during the year while we recorded an income tax benefit of $25,892 for the year ended December 31, 2003. Our Energy segment had interest income of $34,258 for the year ended December 31, 2004, as compared to $203,310 for the year ended December 31, 2003, as we used capital to purchase assets and develop our business. We experienced a net loss of $1,257,545 for the year ended December 31, 2004, as compared to a loss of $476,888 for the year ended December 31, 2003.

         With the addition of the Donlar assets, we became a much larger company with commensurate increases in most expense segments. However, we were able to reduce certain expenses, such as travel ($132,632 for the year ended December 31, 2004, as compared to $150,116 for the year ended December 31, 2003) and telecommunications ($41,895 for the year ended December 31, 2004, as compared to $41,445 for the year ended December 31, 2003, despite adding three new locations), as a result of more careful cost control in our WaterSavr subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources:

--------------------------------------------------------------------------------
                                                                     INCREASE
                                       2005            2004         (DECREASE)
                                  --------------  --------------  --------------
Cash and cash equivalents         $     526,292   $     558,795   $     (32,503)
Short-term investments                       --         559,440        (559,440)
Working capital                       3,110,090        (101,121)      3,211,211
Short-term loan                              --       3,150,000      (3,150,000)
--------------------------------------------------------------------------------

         The overall decrease in short-term investments and cash and cash equivalents was primarily a result of the cash used to purchase the assets comprising our NanoChem division. Cash was also used to market our WATER$AVR(R) product line, which has not yet attained significant sales to maintain positive cash flow. The increase in working capital is primarily due to paying off the short-term loan that was used to purchase the assets of the above mentioned NanoChem division.

         Historically, prior to fiscal 2004, our operations have been cash flow positive after considering the positive adjustments to net income resulting from stock-based compensation expense and depreciation. In the year ended December 31, 2005, our operations generated a slightly positive cash flow as we continued to acquire a large amount of inventory. In the year ended December 31, 2004, our operations generated negative cash flow as we acquired a large amount of inventory and we financed the purchase of our NanoChem division through the redemption of short-term investments. In order to build our business, develop and research our products and sustain our start-up operations, we have relied mainly on external equity financing.

         We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including the fluctuations in our operating results, shipments, accounts receivable collections and inventory management. As our sales continue to build, our accounts receivable will increase and our overall inventory levels will also increase.

         We have no commitments or guarantees in the next 12 months that will materially affect our cash position or needs and we believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $300,000 in the next twelve months attempting to close sales in California, Spain and Australia, and to extend certain core US patents to select other countries. Approximately 80% of such expenditures are related to our WATER$AVR(R) product line.

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

RESTATED FINANCIAL STATEMENTS

         Stock-based Compensation Expense

         The financial statements for the periods ended September 30, 2002 through June 30, 2005 have been restated to correct stock-based compensation expense. In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, we determined that certain disclosures made in connection with our stock-based compensation expense required adjustment.

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

         During the three months ended March 31, 2003, Ondeo achieved the first threshold sales target, and accordingly, we should have recorded a corresponding stock-based compensation expense of $54,080. However, since the entire stock-based compensation expense had been recorded in the financial statements for the quarter ended September 30, 2002 and in the year ended December 31, 2002, we did not record any additional stock-based compensation expense as a result of the attained first threshold level.

         In the fourth quarter of the year ended December 31, 2003, we determined that Ondeo was not going to attain the minimum sales targets stipulated in the agreement. Consequently, the agreement and corresponding stock option was cancelled. We accounted for the cancellation of the stock option in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation and reversed $2,480,200 of the stock-based compensation expense previously recorded in fiscal 2002. Had we accounted for the cancellation of the stock option correctly, we would have reversed the amended stock-based compensation expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         In light of the above, the net effect of the adjustments to our financial statements is as follows:

         1. $2,704,000 in stock-based compensation expense recorded in September 2002 has been reversed;

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

         4. As stated above, we previously recorded a stock-based compensation expense of $2,704,000 in December 2002. As a result of canceling the stock option, we previously recorded a recovery of $2,480,000 of stock-based compensation expense at December 31, 2003. This $2,480,000 recovery has been reversed, in conjunction with the reversal of $2,704,000 in stock-based compensation expense originally recorded; and

         5. For the periods ended March 31, 2004 to June 30, 2005, the net effect of these adjustments is to decrease capital in excess of par value by $223,800 and increase retained earnings by $223,800.

         Inventory

         On January 24, 2006, in the course of generating the audited financial statements for the quarter and year ended December 31, 2005, we discovered a material inventory error in the financial statements filed as part of our Form 10-QSB for the quarter ended September 30, 2005. In conducting the inventory count at our NanoChem facility for the quarter ended September 30, 2005, we overstated our inventory by $183,398. This clerical error led to our decision to restate our financial statements for the three months ended September 30, 2005. Accordingly, our previously issued financial statements covering the quarter ended September 30, 2005 should no longer be relied upon.

         On January 25, 2006, management discussed the conclusion described above with our audit committee of the board of directors ("Audit Committee") and Cinnamon Jang Willoughby & Company ("CJW"), our independent registered public accounting firm. CJW informed the Audit Committee that it concurs with management's conclusion described above. As a result, we filed amended consolidated financial statements for the quarter ended September 30, 2005 on February 1, 2006.

         The amended financial statements reflect adjustments to the financial statements as follows:

         1. Our inventory as of September 30, 2005 has been reduced by $183,398;

         2. Our net loss for the quarter ended September 30, 2005 has been increased by $183,398;

         3. Our loss per share for the quarter ended September 30, 2005 has been increased to $0.03;

         4. Our net loss for the nine months ended September 30, 2005 has been increased by $183,398;

         5. Our net loss per share for the three and nine months ended September 30, 2005 has been increased to $0.06; and

         6. Our net loss for the three and nine months ended September 30, 2005 has been increased by $183,398.

         We are presently unaware of any evidence that the restatements described above are due to any material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the federal securities laws. Our Audit Committee is working with management and CJW to assure that we are taking the appropriate approach to resolving the issues related to the restatements, as well as any further issues that may be identified during the course of its review.

                                  RISK FACTORS

         This Form 10-KSB contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our product sales, expenses, net income and earnings per share.

RISKS RELATED TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

         Although we were incorporated in 1991, we have been operating in our present form only since 1998. To date, we have generated limited revenues from the sale of our products and do not expect to generate significant revenues until we sell a significantly larger number of our products. Accordingly, we have only a limited operating history upon which you can base an evaluation of our business and prospects. The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by middle stage companies like ours in an evolving market. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

         WE HAVE INCURRED SIGNIFICANT OPERATING LOSSES SINCE INCEPTION AND MAY NOT SUSTAIN PROFITABILITY IN THE FUTURE.

         We have experienced operating losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. To the extent our revenues do not increase, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain it.

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

         OUR WATER$AVR(R) PRODUCT HAS NOT PROVEN TO BE A REVENUE PRODUCING PRODUCT AND WE MAY NEVER RECOUP THE COST ASSOCIATED WITH ITS DEVELOPMENT.

         The marketing efforts of our WATER$AVR(R) product may result in continued losses. We introduced our WATER$AVR(R) product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only one customer has ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $400,000 on the marketing and production of our WATER$AVR(R) product in fiscal 2006.

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

         OUR ACQUISITION ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS.

         In June 2004, our subsidiary, NanoChem, completed the acquisition of certain assets of Donlar, which provided us with domestic and international patents relating to environmental products and technologies, as well as a 56,780 sq. ft. manufacturing plant on 40 acres of property in an area outside of Chicago, Illinois. Acquisitions such as these often involve risks, including:
(i) disruption of our ongoing business; and (ii) an inability to successfully integrate the acquired technologies and operations into our business and maintain uniform standards, controls, policies and procedures. In addition, in order to finance future acquisitions, we may have to raise additional funds, through either public or private financings. We may be unable to obtain such funds or may be able to do so only on unfavorable terms.

         ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES.

         In the year ended December 31, 2005, revenues from shipments made outside of the United States accounted for approximately 80% of our revenues, 65% in the year ended December 31, 2004 and 10% in the year ended December 31, 2003. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

         o    changes in foreign currency exchange rates;

         o changes in a country or region's political or economic conditions, particularly in developing or emerging markets;

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

         We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of certain of our chemical substances. Under such laws, we may become liable for the costs of removal or remediation of these substances that have been used by our consumers or in our operations. Such laws may impose liability without regard to whether we knew of, or caused, the release of such substances. Any failure by us to comply with present or future regulations could subject us to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

         A CLAIM FOR DAMAGES COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business exposes us to potential product liability risks, particularly with respect to our consumer swimming pool and consumer TPA products. There are many factors beyond our control that could lead to liability claims, including the failure of our products to work properly and the chance that consumers will use our products incorrectly or for purposes for which they were not intended. There can be no assurance that the amount of product liability insurance that we carry will be sufficient to protect us from product liability claims. A product liability claim in excess of the amount of insurance we carry could have a material adverse effect on our business, financial condition and results of operations.

         OUR ONGOING SUCCESS IS DEPENDENT UPON THE CONTINUED AVAILABILITY OF CERTAIN KEY EMPLOYEES.

         Our business would be adversely affected if the executive services of Daniel B. O'Brien ceased to be available to us because we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry. If Mr. O'Brien no longer served as our President and Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

ITEM 7.           FINANCIAL STATEMENTS.

         Our consolidated financial statements and notes thereto appear on pages F-1 to F-22 of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

             FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      PAGE
Report of Independent Registered Public Accounting Firm, Cinnamon Jang Willoughby & Company                            F-1

Consolidated Balance Sheet as of December 31, 2005 and 2004                                                            F-2

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004                                   F-3

Consolidated Statements of Operations for the Three Months Ended December 31, 2005 and 2004                            F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004                                   F-5

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004                         F-6

Notes to Consolidated Financial Statements                                                                             F-7

CINNAMON JANG WILLOUGHBY & COMPANY
Chartered Accountants
A PARTNERSHIP OF INCORPORATED PROFESSIONALS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the board of directors and stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL,
INC.:

         We have audited the consolidated balance sheet of Flexible Solutions International, Inc. as at December 31, 2005 and 2004 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

         In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

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

                                           Cinnamon Jang Willoughby & Company,
                                           Chartered Accountants

Burnaby, British Columbia
February 6, 2006

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005 AND 2004
(U.S. DOLLARS)

----------------------------------------------  -------------------  -------------------
                                                                      DECEMBER 31, 2004
                                                                           RESTATED
                                                 DECEMBER 31, 2005       (SEE NOTE 3)
----------------------------------------------  -------------------  -------------------
ASSETS

CURRENT
  Cash and cash equivalents                     $          526,292   $          558,795
  Short term investments                                        --              559,440
  Accounts receivable                                      758,463              501,372
  Income tax                                                28,918               92,963
  Loan receivable                                           35,228               38,570
  Inventory                                              2,314,979            1,416,588
  Prepaid expenses                                         137,315              131,280
----------------------------------------------  -------------------  -------------------
                                                         3,801,195            3,299,008

PROPERTY, EQUIPMENT AND LEASEHOLDS                       4,657,383            5,250,346
PATENTS                                                    143,822                   --
INVESTMENT                                                 369,000              271,000
----------------------------------------------  -------------------  -------------------

                                                $        8,971,400   $        8,820,354
==============================================  ===================  ===================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities      $          691,105   $          250,129
  Short-term loan                                               --            3,150,000
----------------------------------------------  -------------------  -------------------
                                                           691,105            3,400,129
----------------------------------------------  -------------------  -------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK
Authorized
  50,000,000 common shares with a par value of $0.001 each
   1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
  12,981,316 (2005: 11,831,916) common shares               12,981               11,832
CAPITAL IN EXCESS OF PAR VALUE                          11,422,219            7,439,621
OTHER COMPREHENSIVE INCOME                                 153,254              100,179
DEFICIT                                                 (3,308,158)          (2,131,407)
----------------------------------------------  -------------------  -------------------

TOTAL STOCKHOLDERS' EQUITY                               8,280,295            5,420,225
----------------------------------------------  -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $        8,971,400   $        8,820,354
==============================================  ===================  ===================

COMMITMENTS AND CONTINGENCIES (SEE NOTES 17 & 18)

               --See Notes to Consolidated Financial Statements.--

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(U.S. DOLLARS)

-------------------------------------------- ------------------  ------------------
                                                     YEARS ENDED DECEMBER 31,
                                                                       2004
                                                                     RESTATED
                                                   2005            (SEE NOTE 3)
-------------------------------------------- ------------------  ------------------
SALES                                        $       6,709,394   $       3,392,937
COST OF SALES                                        3,985,581           1,331,075
-------------------------------------------- ------------------  ------------------

GROSS PROFIT                                         2,723,813           2,061,862
-------------------------------------------- ------------------  ------------------

OPERATING EXPENSES
  Wages                                                798,569             932,283
  Administrative salaries and
    benefits                                           241,819             133,120
  Advertising and promotion                             95,094              97,946
  Investor relations and transfer
    agent fee                                          558,013             215,670
  Office and miscellaneous                             156,652             166,099
  Insurance                                            145,596              73,375
  Interest expense                                      64,275              68,384
  Rent                                                 237,113             177,667
  Consulting                                           156,917             398,753
  Professional fees                                    374,140             308,534
  Travel                                               136,661             132,632
  Telecommunications                                    40,458              41,895
  Shipping                                              43,830              28,866
  Research                                              57,806              58,552
  Commissions                                          121,513               9,578

  Bad debt expense (recovery)                              --                  (10)
  Currency exchange                                    (28,096)             20,000
  Utilities                                             19,089              69,750
  Depreciation                                         685,768             388,071
-------------------------------------------- ------------------  ------------------

                                                     3,905,217           3,321,165
-------------------------------------------- ------------------  ------------------

LOSS BEFORE OTHER ITEMS AND INCOME TAX              (1,181,404)         (1,259,303)
INTEREST INCOME                                          4,653              34,258

WRITE DOWN OF INVESTMENT                                    --             (32,500)
-------------------------------------------- ------------------  ------------------

LOSS BEFORE INCOME TAX                              (1,176,751)         (1,257,545)

INCOME TAX (RECOVERY)                                       --                  --
-------------------------------------------- ------------------  ------------------

NET LOSS                                     $      (1,176,751)  $      (1,257,545)
DEFICIT, BEGINNING                           $      (2,131,407)  $        (873,862)
-------------------------------------------- ------------------  ------------------
DEFICIT, ENDING                              $      (3,308,158)  $      (2,131,407)

NET LOSS PER SHARE                           $           (0.09)  $           (0.11)
-------------------------------------------- ------------------  ------------------

WEIGHTED AVERAGE NUMBER OF SHARES                   12,541,084          11,827,734
-------------------------------------------- ------------------  ------------------

               --See Notes to Consolidated Financial Statements.--

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(U.S. DOLLARS)

----------------------------------------------- ------------------------------------
                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                        2004
                                                                      RESTATED
                                                     2005           (SEE NOTE 3)
----------------------------------------------- ----------------  ------------------
SALES                                           $     1,519,591   $         981,012
COST OF SALES                                         1,115,698             501,761
----------------------------------------------- ----------------  ------------------

GROSS PROFIT                                    $       403,893             479,251
----------------------------------------------- ----------------  ------------------

OPERATING EXPENSES

  Wages                                                 158,968             325,341
  Administrative salaries and
     benefits                                            75,983              38,147

  Advertising and promotion                              33,162              24,688
  Investor relations and transfer
     agent fee                                            6,528              42,506

  Office and miscellaneous                               29,665              12,046

  Insurance                                              40,722              39,900

  Interest expense                                        2,087              39,020

  Rent                                                   68,553              62,956

  Consulting                                             39,062             104,644

  Professional fees                                     140,432              96,388

  Travel                                                 31,476              52,801

  Telecommunications                                      8,470              13,431

  Shipping                                                9,523               6,916

  Research                                               18,558              37,552

  Commissions                                             9,354               9,578

  Bad debt expense (recovery)                                --                 787

  Currency exchange                                     (85,882)             14,334

  Utilities                                               4,426              23,280

  Depreciation                                          197,041              28,535
----------------------------------------------- ----------------  ------------------


                                                        788,127             972,850
----------------------------------------------- ----------------  ------------------

LOSS BEFORE OTHER ITEMS AND INCOME TAX          $      (384,234)  $        (493,599)

INTEREST INCOME                                             508                 794

WRITE DOWN OF INVESTMENT                                     --             (32,500)
----------------------------------------------- ----------------  ------------------

LOSS BEFORE INCOME TAX                          $      (383,726)  $        (525,305)

INCOME TAX (RECOVERY)                                        --                  --
----------------------------------------------- ----------------  ------------------

NET LOSS                                        $      (383,726)  $        (525,305)
DEFICIT, BEGINNING                                   (2,924,432)         (1,606,102)
----------------------------------------------- ----------------  ------------------
DEFICIT, ENDING                                 $    (3,308,158)  $      (2,131,407)

NET LOSS PER SHARE                              $        (0.03)   $          (0.04)
----------------------------------------------- ----------------  ------------------

WEIGHTED AVERAGE NUMBER OF SHARES                    12,896,533          11,831,916
----------------------------------------------- ----------------  ------------------

               --See Notes to Consolidated Financial Statements.--

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2005 AND 2004
(U.S. DOLLARS)

--------------------------------------------------------------  ---------------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                                                           2004
                                                                                         RESTATED
                                                                      2005             (SEE NOTE 3)
--------------------------------------------------------------  ------------------  -------------------
OPERATING ACTIVITIES
  Net income (loss)                                             $      (1,176,751)  $       (1,257,545)
  Stock compensation expense                                              525,450              299,345
  Depreciation                                                            685,768              388,071

  Write down of investments                                                    --               32,500
--------------------------------------------------------------  ------------------  -------------------
                                                                           34,467             (537,629)
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable                             (257,091)             438,490
  (Increase) Decrease in inventory                                       (898,391)            (907,869)

  (Increase) Decrease in prepaid expenses                                  (6,035)             (39,091)
  Increase (Decrease) in accounts payable                                 440,975               92,486
  Increase (Decrease) in income taxes                                      64,045               (6,720)

  Increase (Decrease) in amounts due to shareholders                           --               (7,700)
--------------------------------------------------------------- ------------------  -------------------

CASH (USED IN) OPERATING ACTIVITIES                                      (622,030)            (968,033)
--------------------------------------------------------------  ------------------  -------------------

INVESTING ACTIVITIES
  Short-term investments                                                  559,440            4,474,397

  Investments                                                             (98,000)                  --

  Loan receivable                                                           3,342              (20,985)

  Acquisition of the assets of Donlar Corporation                              --           (3,194,412)

  Development of patents                                                 (143,822)                  --
  Acquisition of property and equipment                                   (92,805)            (123,908)
--------------------------------------------------------------  ------------------  -------------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           228,154            1,135,092
--------------------------------------------------------------  ------------------  -------------------

FINANCING ACTIVITIES

  Short-term loan                                                      (3,150,000)                  --
  Proceeds from issuance of common stock                                3,458,286               57,500
--------------------------------------------------------------  ------------------  -------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                     308,296               57,500
--------------------------------------------------------------  ------------------  -------------------

Effect of exchange rate changes on cash                                    53,075               97,156
--------------------------------------------------------------  ------------------  -------------------

INFLOW (OUTFLOW) OF CASH                                                  (32,503)             321,715
Cash and cash equivalents, beginning                                      558,795              237,080
--------------------------------------------------------------  ------------------  -------------------

CASH AND CASH EQUIVALENTS, ENDING                               $         526,292   $          558,795
--------------------------------------------------------------  ------------------  -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                   $          64,275   $           68,384

Interest received                                                             508               34,258
--------------------------------------------------------------  ------------------  -------------------

               --See Notes to Consolidated Financial Statements.--

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(U.S. DOLLARS)

------------------------------------ ------------ ----------- ------------- -------------- --------------- --------------

                                                               CAPITAL IN    ACCUMULATED                       TOTAL
                                                                EXCESS OF      EARNINGS                     STOCKHOLDERS'
                                                                PAR VALUE    (DEFICIENCY)       OTHER          EQUITY
                                                               AS RESTATED    AS RESTATED   COMPREHENSIVE   AS RESTATED
                                        SHARES     PAR VALUE     (NOTE 3)      (NOTE 3)     INCOME (LOSS)     (NOTE 3)
                                     ------------ ----------- ------------- -------------- --------------- --------------
BALANCE DECEMBER 31, 2003             11,794,916  $   11,794  $  7,082,813  $    (873,862) $        3,023  $   6,223,768


Translation adjustment                        --          --            --             --          97,156         97,156

Net income (loss)                             --          --            --     (1,257,545)             --     (1,257,545)
------------------------------------ ------------ ----------- ------------- -------------- --------------- --------------


Comprehensive income                          --          --            --             --              --     (1,160,389)

Shares issued:

  Exercise of stock options               37,000          38        57,463             --              --         57,501

Stock option compensation                     --          --       299,345             --              --        299,345

BALANCE DECEMBER 31, 2004             11,831,916  $   11,832  $  7,439,621  $  (2,131,407) $      100,179  $   5,420,225


Translation adjustment                        --          --            --             --          53,075         53,075

Net income (loss)                             --          --            --     (1,176,751)             --     (1,176,751)
------------------------------------ ------------ ----------- ------------- -------------- --------------- --------------


Comprehensive income                                                                                          (1,123,676)

Shares issued:

  Exercise of stock options              162,000         162       226,638             --              --        226,800

  Private placement                      987,400         987     3,250,509             --              --      3,231,496

Stock option compensation                     --          --       525,450             --              --        525,450
------------------------------------ ------------ ----------- ------------- -------------- --------------- --------------

BALANCE DECEMBER 31, 2005             12,981,316  $   12,981  $ 11,442,218  $  (3,328,158) $      153,254  $   8,280,295
==================================== ============ =========== ============= ============== =============== ==============

               --See Notes to Consolidated Financial Statements.--

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                 (U.S. DOLLARS)

1.       BASIS OF PRESENTATION.

         These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the "Company"), and its wholly-owned subsidiaries Flexible Solutions, Ltd. ("Flexible Ltd."), NanoChem Solutions Inc., WaterSavr Global Solutions Inc., NanoDetect Technologies Inc. and Seahorse Systems Inc. All inter-company balances and transactions have been eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described below.

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

         On February 7, 2005, the Company established Nano Detect Technologies Inc. through the issuance of 1,000 shares of common stock from Nano Detect Technologies Inc. to the Company.

         On June 21, 2005, the Company established Seahorse Systems Inc. through the issuance of 1,000 shares of common stock from Seahorse Systems Inc. to the Company.

         Pursuant to a purchase agreement dated May 26, 2004, the Company acquired the assets of Donlar Corporation ("Donlar") on June 9, 2004 and created a new company, NanoChem Solutions Inc. as the operating entity for such assets. The purchase price of the transaction was $6,150,000 with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the Company issued a promissory note bearing interest at 4% to Donlar's largest creditor to satisfy $3,150,000 of the purchase price. This note was due June 2, 2005 and upon payment, all former Donlar assets that were pledged as security were released from their mortgage.

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (at June 9, 2004):

-------------------------------------------------------------------------------
Current assets                                                  $    1,126,805
Property and equipment                                               5,023,195
                                                                ---------------
                                                                $    6,150,000
Acquisition costs assigned to property and equipment                   314,724
-------------------------------------------------------------------------------
Total assets acquired                                           $    6,464,724
-------------------------------------------------------------------------------

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

2.       SIGNIFICANT ACCOUNTING POLICIES.

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

         (a) Cash and Cash Equivalents.

         The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

         (b) Inventory and Cost of Sales.

         The Company has four major classes of inventory: finished goods, works in progress, raw materials and supplies. In all classes, inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventorial costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company's manufacturing and processing facilities.

          (c) Property, Equipment and Leaseholds.

         The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

     ------------------------------------  ---------------------------------
     Computer hardware                     30% Declining balance
     Furniture and fixtures                20% Declining balance
     Manufacturing equipment               20% Declining balance
     Office equipment                      20% Declining balance
     Building                              10% Declining balance
     Leasehold improvements                Straight-line over lease term
     ------------------------------------  --------------------------------

         Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write-downs have been necessary to date.

         (d) Impairment of Long Lived Assets.

         The Company assesses the recoverability of its long lived assets by determining whether the carrying value of the long lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the years ended December 31, 2005 and 2004, no impairment charges have been recognized.

         (e)      Investments.

         Investment in corporations subject to significant influence and investments in partnerships are recorded using the equity method of accounting. On this basis, the Company's share of income and losses of the corporations and partnerships is included in earnings and the Company's investment therein adjusted by a like amount. Dividends received from these entities reduce the investment accounts. Portfolio investments not subject to significant influence are recorded using the cost method.

         The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

         The Company currently does not have any investments that require use of the equity method of accounting.

         (f)      Foreign Currency.

         The functional currency of the Company is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the Company's functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income and are disclosed as other comprehensive income (loss) in stockholders' equity.

         Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in income if realized during the year and in comprehensive income if they remain unrealized at the end of the year.

         (g)      Revenue Recognition.

         Revenue from product sales is recognized at the time the product is shipped since title and risk of loss is transferred to the purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

         Provisions are made at the time the related revenue is recognized for estimated product returns. Since the Company's inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

         (h)      Stock Issued in Exchange for Services.

         The valuation of the Company's common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions.

         (i)      Stock-based Compensation.

         The Company applies the fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("FAS") No. 123, Accounting for Stock-based Compensation, in accounting for stock issued in exchange for services to consultants and non-employees.

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

         (j)      Comprehensive Income.

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

         (k)      Income (Loss) Per Share.

         Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the years ended December 31, 2005, 2004 and 2003, all outstanding options were anti-dilutive.

         (l)      Use of Estimates.

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

         (m)      Financial Instruments.

         The fair market value of the Company's financial instruments comprising cash, short-term investment, accounts receivable, income tax recoverable, loan receivable, accounts payable and accrued liabilities and amounts due to shareholders were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

         The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

         (n)      Recent Accounting Pronouncements.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued revised FAS No. 123(R), Share-Based Payment, which replaces FAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R) requires the cost of all share-based payment transactions to be recognized in an entity's financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. FAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company will adopt this statement for its first quarter starting January 1, 2006 and will continue to evaluate the impact of adopting this statement.

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

         To correctly account for the stock options granted to Ondeo, the stock-based compensation expense included in consulting expense should have been measured at the date the performance obligation was complete and then recognized on a rational and systematic manner in relation to the sales achieved by Ondeo. Had the Company correctly accounted for these stock options, stock-based compensation expense for the year would have been nil as no sales had yet been achieved. Instead, the Company recorded a stock-based compensation expense of $2,704,000 for the year.

         During the three months ended March 31, 2003, Ondeo achieved the first threshold sales target, and, accordingly, the Company should have recorded a corresponding stock-based compensation expense of $54,080. However, since the entire stock-based compensation expense had been recorded in the financial statements for the quarter ended September 30, 2002 and in the year ended December 31, 2002, the Company did not record any additional stock-based compensation expense as a result of the attained first threshold level.

         In the fourth quarter of the year ended December 31, 2003, it was determined that Ondeo was not going to attain the minimum sales targets stipulated in the exclusive distributorship agreement. Consequently the exclusive distributorship agreement and corresponding stock options were cancelled. The Company accounted for the cancellation of the stock options in accordance with FAS No. 123, Accounting for Stock-based Compensation, and reversed $2,480,200 of the stock-based compensation expense previously recorded in fiscal 2002. Had the Company accounted for the cancellation of the stock options correctly, it would have reversed the stock-based compensation of expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

         The following presents the effect on the Company's previously issued financial statements for the years ended December 31, 2004 and 2003:

         Balance sheet as at December 31, 2004 -

       ----------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Capital in excess of par value                    $     7,663,421     $       (223,800)    $    7,439,621
       Accumulated deficiency                                 (2,355,207)             223,800         (2,131,407)
       ----------------------------------------------------------------------------------------------------------

         Statement of operations for the year ended December 31, 2004 -

       ----------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Deficit, beginning                                $    (1,097,662)    $        223,800     $     (873,862)
       Deficit, ending                                        (2,355,207)             223,800         (2,131,407)
       ----------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended December 31, 2004 -

       ----------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Deficit, beginning                                $    (1,829,903)    $        223,800     $   (1,606,103)
       Deficit, ending                                        (2,355,207)             223,800         (2,131,407)
       ----------------------------------------------------------------------------------------------------------

         Balance sheet as at December 31, 2003 -

       ----------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Capital in excess of par value                    $     7,306,613     $       (223,800)    $    7,082,813
       Accumulated deficiency                                 (1,097,662)             223,800           (873,862)
       ----------------------------------------------------------------------------------------------------------

         Statement of operations for the year ended December 31, 2003 -

       ----------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Expenses                                          $      (816,054)    $      2,480,200     $    1,664,146
       Income (loss) before other item and
         income tax                                            1,774,110           (2,480,200)          (706,090)
       Income (loss) before income tax                         1,977,420           (2,480,200)          (502,780)
       Net income (loss)                                       2,003,312           (2,480,200)          (476,888)
       Net income (loss) per share                                  0.17                (0.21)             (0.04)
       Deficit, beginning                                     (3,100,974)           2,704,000           (396,974)
       Deficit, ending                                        (1,097,662)             223,800           (873,862)
       ----------------------------------------------------------------------------------------------------------

         Statement of cash flows for the year ended December 31, 2003 -

       ----------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Net income (loss)                                 $     2,003,312     $     (2,480,200)    $     (476,888)
       Stock option compensation                              (2,357,630)           2,480,200            122,570
       ----------------------------------------------------------------------------------------------------------

         Statement of operations for the three months ended December 31, 2003 -

       ----------------------------------------------------------------------------------------------------------
                                                           PREVIOUSLY            INCREASE
                                                            REPORTED            (DECREASE)           RESTATED
                                                         ----------------    -----------------    ---------------
       Expenses                                          $    (2,162,917)    $      2,480,200     $      317,283
       Income (loss) before other item and
         income tax                                            2,268,695           (2,480,200)          (211,505)
       Income (loss) before income tax                         2,316,809           (2,480,200)          (163,391)
       Net income (loss)                                       2,316,809           (2,480,200)          (163,391)
       Net income (loss) per share                                  0.20                (0.21              (0.01)
       Deficit, beginning                                     (3,414,471)           2,704,000           (710,471)
       Deficit, ending                                        (1,097,662)             223,800           (873,862)
       ----------------------------------------------------------------------------------------------------------

4.       SHORT-TERM INVESTMENT.

         Short-term investment consists of a certificate of deposit bearing interest at 4.03% and maturing September 11, 2005. The Company withdrew the certificate of deposit prior to maturity for the purchase of the assets that formed our NanoChem division and to provide cash flow to operations.

5.       LOAN RECEIVABLE.

         -----------------------------------------------------------------------
                                                     2005              2004
                                                  ------------------------------
         5% loan receivable due on demand         $    35,228       $    38,570
         -----------------------------------------------------------------------


6.       PREPAID EXPENSES.

         -----------------------------------------------------------------------
                                                     2005              2004
                                                  ------------------------------
         Security deposit and prepaids            $   137,315       $   131,280
         -----------------------------------------------------------------------

7.       PROPERTY, PLANT AND EQUIPMENT.

     -------------------------------------------------------------------------------------------------------------
                                                                  Accumulated          2005             2004
                                                    Cost         Amortization           Net             Net
                                                --------------  ----------------   --------------  ---------------
     Buildings                                  $   3,144,259   $       455,918    $   2,688,341      $ 2,987,046
     Computer hardware                                 54,258            24,296           29,962           27,511
     Furniture and fixtures                            17,258             6,293           10,965           11,515
     Office equipment                                  29,577            14,496           15,081           18,421
     Manufacturing equipment                        2,180,311           692,103        1,488,208        1,785,858
     Trailer                                            1,995             1,164              831            1,146
     Leasehold improvements                            39,605            18,243           21,362           14,533
     Trade show booth                                   7,473             3,026            4,447            6,130
     Land                                             398,186                --          398,186          398,186
                                                --------------  ----------------   --------------  ---------------
                                                $   5,872,922   $     1,215,539    $   4,657,383   $    5,250,346
     -------------------------------------------------------------------------------------------------------------

8.       PATENTS

         In fiscal 2005, the Company started the patent process for additional WATER$AVR(R) products. As the patent process is not yet completed, amortization has not yet been recognized. Patents are amortized over their useful lives once granted.

         -------------------------------------- ---------------  ---------------
                                                     2005             2004
                                                ---------------  ---------------
         Patents                                $      143,822               --
         -------------------------------------- ---------------  ---------------

9.    INVESTMENTS.

         -----------------------------------------------------------------------
                                                             2005        2004
                                                          ----------------------
         Tatko Inc.                                       $ 271,000   $ 271,000
         Air-Water Interface Delivery and Detection Inc.     98,000          --
                                                          ----------  ----------
                                                          $ 369,000   $ 271,000
         -----------------------------------------------------------------------

         On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. ("Tatko") for consideration of the issuance of 100,000 shares of the Company's common stock. The option to purchase the shares of Tatko expires on May 31, 2008. The cost of the investment has been accounted for based on the fair market value of the Company's common stock on May 31, 2003. For further information on this option, see Contingencies (Note 18) below.

         In 2005, NanoDetect purchased 32.7 shares of equity in Air Water Interface Delivery and Detection Inc. ("AWD") for a total cost of $98,000. This investment represents only 3.3% of the issued and outstanding shares of AWD and, accordingly, will be accounted for under the cost method.

10.      COMPREHENSIVE INCOME (LOSS).

--------------------------------------------------------------------------------------------------------------
                                                                2005              2004              2003
                                                                                                 As Restated
                                                                                                  (Note 3)
                                                           ---------------   ----------------   --------------
Net income (loss)                                              (1,176,751)   $    (1,257,545)   $    (476,888)
Other comprehensive income                                         53,075             97,156           24,377
                                                           ---------------   ----------------   --------------
                                                               (1,123,676)   $    (1,160,389)   $    (452,511)
--------------------------------------------------------------------------------------------------------------

11.      INCOME TAX.

         Total income tax expenses differs from the amounts computed by applying the combined Canadian federal and provincial statutory rate of 30% to income before income taxes and the U.S. federal statutory rate of 35% to income before income taxes. The income to which this is applied is as follows:

     ---------------------------------------------------------------------------------------------------------
                                                                                                    2003
                                                                                                As Restated
                                                                2005               2004           (Note 3)
                                                           ----------------   ---------------  ---------------
     Income (loss) before income tax per entity:
       Flexible Solutions International, Inc.                     (749,872)   $     (652,196)  $     (170,369)
       Flexible Solutions, Ltd.                                   (690,710)         (677,894)          16,616
       WaterSavr Global Solutions Inc.                            (247,864)         (195,368)        (349,027)
       NanoChem Solutions Inc.                                     511,695           267,915               --
                                                           ----------------   ---------------  ---------------
     Consolidated income (loss) before income tax               (1,176,751)       (1,257,543)        (502,780)
     Permanent difference - stock option benefit                   525,450           299,345         (122,570)

     Depreciation                                                 (503,705)               --               --
     Miscellaneous                                                  12,774             7,874               --
                                                           ----------------   ---------------  ---------------
     Taxable income (loss) for tax purposes                     (1,142,232)   $     (950,324)  $     (380,210)
     ---------------------------------------------------------------------------------------------------------

         Application of the federal and provincial statutory rates results in the following:

     --------------------------------------------------------------------------------------------------------
                                                                2005               2004            2003
                                                           ----------------   ---------------  --------------
     Expected tax expense (recovery) at statutory rates:
         From Canadian operations                                       --                --   $     (25,892)
         From U.S. operations                                           --                --        (110,987)
                                                           ----------------   ---------------  --------------
     Income tax expense (recovery)                                      --                --   $    (136,876)
     --------------------------------------------------------------------------------------------------------

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liability calculated at a 35% tax rate consists of the following:


     --------------------------------------------------------------------------------------------------------
                                                                                   2005            2004
                                                                              ---------------  --------------
     Non-capital loss carry forwards                                               1,304,321   $     559,545
       Book over tax value of property and equipment                                (452,944)       (234,817)
       Valuation allowance                                                          (851,377)       (324,728)
     --------------------------------------------------------------------------------------------------------

         The Company's losses for income tax purposes were $3,726,632 (2004 - $1,598,701), which may be carried forward to apply against future income tax, expiring between 2010 and 2025. The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

           --------------------------
           2010       $       93,649
           2014              392,655
           2015              679,350
           2018               16,858
           2019               13,414
           2022              268,007
           2023              403,187
           2024            1,336,940
           2025              522,572
           --------------------------


12.      NET INCOME (LOSS) PER SHARE.

         -------------------------------------------------------------------------------------------------------
                                                      Net income (loss)                            Per share
                                                         (numerator)                                amount
                                                         As Restated             Shares           As Restated
                                                          (Note 3)            (denominator)         (Note 3)
                                                     --------------------   ------------------   ---------------
         2005 Basic net income                       $        (1,176,751)          12,541,084    $        (0.09)

         2004 Basic net income                       $        (1,257,545)          11,827,734    $        (0.11)

         2003 Basic net income                       $          (476,888)          11,734,880    $        (0.04)
         -------------------------------------------------------------------------------------------------------

         Options to purchase 1,060,740 shares of the Company's common stock at prices ranging from $1.40 to $4.55 per share were outstanding during the year ended December 31, 2005 (2004: options to purchase 1,241,740 shares of the Company's common stock at prices ranging from $1.00 to $4.60 per share; and 2003: options to purchase 1,711,000 shares of the Company's common stock at prices ranging from $1.00 to $4.25 per share), but were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. There were no preferred shares issued and outstanding for the years ended December 31, 2005, 2004 or 2003.

13. STOCK OPTIONS.

         The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options are issued for not less than fair market value.

         The following table summarizes the Company's stock option activity for the years ended December 31, 2005 and 2004:

   ----------------------------------------------------------------------------------------------------------------
                                                                           Exercise price       Weighted average
                                                    Number of shares          per share          exercise price
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2003                                1,711,000      $1.00 - $4.25             $2.84
   Granted                                                     572,740      $3.00 - $4.60             $3.46
   Exercised                                                   (37,000)     $1.00 - $2.50             $1.55
   Expired                                                      (5,000)         $4.25                 $4.25
   Cancelled                                                (1,000,000)     $1.50 - $3.50             $2.50
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2004                                1,241,740      $1.00 - $4.60             $2.87
   Granted                                                      30,000      $3.58 - $4.40             $4.17
   Exercised                                                  (162,000)         $1.40                 $1.40
   Cancelled                                                   (49,000)     $3.00 - $4.25             $3.52
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2005                                1,060,740      $1.40 - 4.55              $3.44
   ----------------------------------------------------------------------------------------------------------------

         The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and, accordingly, compensation expense of nil (2004 - nil) was recognized as wages expense. Had compensation expense been determined as provided in FAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company's net income (loss) and per share amounts would be as follows:

     ---------------------------------------------------------------------------------------------------------
                                                                                                    2003
                                                                                                As Restated
                                                                2005               2004           (Note 3)
                                                           ----------------   ---------------  ---------------
     Net income (loss), as reported                        $    (1,176,751)   $   (1,257,545)  $     (476,888)
     Net income (loss), pro forma                               (1,414,520)       (1,647,491)        (557,767)
     Net income (loss) per share, as reported                        (0.09)            (0.11)           (0.04)
     Net income (loss) per share, pro forma                          (0.11)            (0.14)           (0.05)
     ---------------------------------------------------------------------------------------------------------

         The fair value of each option grant is calculated using the following weighted average assumptions:

     ---------------------------------------------------------------------------------------------------------
                                                                2005               2004             2003
                                                           ----------------   ---------------  ---------------
     Expected life - years                                       5.0                5.0              5.0
     Interest rate                                              3.85%               3.5%            2.87%
     Volatility                                                   52%              49.0%              49%
     Dividend yield                                               --%                --%              --%
     ---------------------------------------------------------------------------------------------------------

         During the year ended December 31, 2005, the Company granted 30,000 (2004 - 275,400) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $9,350 (2004 - $299,345). During the year ended December 31, 2005, the Company recognized $93,600 in expenses for 90,000 options granted in the year ended December 31, 2004, but which vested in the year ended December 31, 2005. During the year ended December 31, 2005, 250,000 options, which were granted in 2004, vested according to the fulfillment of certain milestones, which resulted in additional expenses of $422,500.

14.      WARRANTS

         On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement of up to 1,800,000 shares of its common stock. The investors collectively purchased 900,000 shares of the Company's common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company's common stock. The warrants have a four-year term and are immediately exercisable at a price of $4.50 per share.

         On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement of up to 174,800 shares of its common stock. An investor purchased 87,400 shares of the Company's common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company's common stock. The warrant has a four-year term and is immediately exercisable at a price of $4.50 per share.

         The following table summarizes the Company's warrant option activity for the year ended December 31, 2005 (no prior activity):

   ----------------------------------------------------------------------------------------------------------------
                                                    Number of shares       Exercise price       Weighted average
                                                                              per share          exercise price
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2004                                       --            --                            --
   Granted                                                     987,400          $4.50                        $4.50
   Exercised                                                        --            --                            --
   Cancelled                                                        --            --                            --
                                                  ---------------------   ------------------  ---------------------
   Balance, December 31, 2005                                  987,400          $4.50                        $4.50
   ----------------------------------------------------------------------------------------------------------------

15.      CAPITAL STOCK.

         On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement of up to 1,800,000 shares of its common stock. The investors collectively purchased 900,000 shares of the Company's common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company's common stock. The warrants have a four-year term and are immediately exercisable at a price of $4.50 per share.

         On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement of up to 174,800 shares of its common stock. An investor purchased 87,400 shares of the Company's common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company's common stock. The warrant has a four-year term and is immediately exercisable at a price of $4.50 per share.

         The purpose of these transactions was to provide sufficient working capital for the Company to retire the debt remaining from its acquisition of certain assets from Donlar Corporation in June 2004. Costs associated with these two capital raises were $471,254, making the net proceeds $3,231,496.

         During the year ender December 31, 2005 the Company issued 162,000 shares of common stock at $1.40 per share upon exercise of stock options.

         During the year ended December 31, 2004, the Company issued 37,000 shares of common stock at prices ranging from $1.00 to $2.50 per share upon exercise of stock options.

16.      SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

         The Company operates in two segments:

         (a) Development and marketing of two lines of energy and water conservation products (as shown under the column heading "EWCP" below), which consists of a (i) liquid swimming pool blanket which saves energy and water by inhibiting evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blanket and which is designed to be used in still or slow moving drinking water sources.

         (b) Manufacture of biodegradable polymers and chemical additives used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping (as shown under the column heading "BPCA" below). These chemical additives are also manufactured for use in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

         The Company's traditional operating activities related to the production and sale of its energy conversation product line. Upon acquiring the Donlar assets, the Company formed NanoChem, which was formed as its wholly-owned subsidiary in exchange for the capital contribution necessary to purchase the Donlar assets. The assets the Company acquired from Donlar include domestic and international patents and business processes relating to the production of TPAs and other environmental products and technologies, as well as a manufacturing plant. These assets are currently used by NanoChem for its revenue-producing activities.

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

         -------------------------------------------------------------------------------------------------
                                                       EWCP               BPCA                Total
                                                  ---------------    ----------------    -----------------
         Revenue                                  $    1,053,507     $     5,655,877     $      6,709,394
         Interest revenue                                  4,550                 103                4,653
         Interest expense                                  6,610              57,665               64,275
         Depreciation and
             amortization                                 58,084             627,684              685,768
         Segment profit (loss)                        (1,688,446)            511,695           (1,176,751)
         Segment assets                                  394,122           4,407,083            4,801,205
         Expenditures for
             segment assets                              216,421              20,206              236,627
         -------------------------------------------------------------------------------------------------

         There is no segment data for fiscal 2003 as our additional segment was added in June 2004.

         The sales generated in the United States and Canada are as follows:

      --------------------------------------------------------------------------
                                                  2005                2004
                                             ----------------    ---------------
      Canada                                 $       121,963     $      712,517
      United States and abroad                     6,587,431          2,680,420
                                             ----------------    ---------------
      Total                                  $     6,709,394     $    3,392,937
      --------------------------------------------------------------------------

         The Company's long-lived assets are located in Canada and the United States as follows:

      --------------------------------------------------------------------------
                                                  2005                2004
                                             ----------------    ---------------
      Canada                                 $       387,892     $      238,807
      United States                                4,413,313          5,011,539
                                             ----------------    ---------------
      Total                                  $     4,801,205     $    5,250,346
      --------------------------------------------------------------------------


17.      COMMITMENTS.

         The Company is committed to minimum rental payments for property and premises aggregating approximately $358,808 over the term of four leases, the last expiring on June 30, 2009.

         Commitments in each of the next five years are approximately as follows:

           ----------------------------
           2006               216,160
           2007                58,336
           2008                56,208
           2009                28,104
           ----------------------------

18.      CONTINGENCIES.

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

         On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, WaterSavr Global Solutions Inc. ("WGS"), the wholly-owned subsidiary of the Company and Daniel B. O'Brien, the Company's Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The parties completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. The Company considers the case without merit and is vigorously disputing the claims. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of the plaintiff's disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company's consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable

         On May 28, 2004, Sun Solar Energy Technologies, Inc. ("Sun Solar"), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Ltd., and Mr. O'Brien. Sun Solar is seeking: (a) a declaration that the trademark "Tropical Fish" is available for use by Sun Solar; (b) injunctive relief against further use of the "Tropical Fish" trademark by the Company; and
(c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O'Brien of the "Tropical Fish" trademark, as well as any other "confusingly similar trademarks" or proprietary trade dresses. On August 9, 2004, the Company, Flexible Ltd. and Mr. O'Brien filed their defense and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the "Tropical Fish" trademark by Sun Solar; (y) a declaration that the "Tropical Fish" trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery and examinations for discovery of all parties. No amounts have been recorded as receivable in the Company's consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

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

         In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to the Company's restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the Circuit Court.

         No amounts have been recorded as receivable in the Company's consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

19.      SUBSEQUENT EVENTS.

         On January 24, 2006, in the course of generating the audited financial statements for the quarter and year ended December 31, 2005, the Company discovered a material inventory error in the financial statements filed as part of its Form 10-QSB for the quarter ended September 30, 2005. In conducting the inventory count at its NanoChem facility for the quarter ended September 30, 2005, the Company overstated its inventory by $183,398. This clerical error led to the Company's decision to restate the financial statements for the three months ended September 30, 2005. Accordingly, the Company's previously issued financial statements covering the quarter ended September 30, 2005 should no longer be relied upon.

         On January 25, 2006, management discussed the conclusion described above with the Company's audit committee of the board of directors ("Audit Committee") and Cinnamon Jang Willoughby & Company ("CJW"), the Company's independent registered public accounting firm. CJW informed the Audit Committee that it concurs with management's conclusion described above. As a result, on February 1, 2006, the Company filed amended consolidated financial statements for the quarter ended September 30, 2005.

         Statement of operations for the nine months ended September 30, 2005 -

                                             PREVIOUSLY             INCREASE
                                              REPORTED             (DECREASE)             RESTATED
                                        --------------------- --------------------- ---------------------
       Cost of goods sold               $          2,686,485  $            183,398  $          2,869,883
       Gross margin                                2,503,318              (183,398)            2,319,920
       Net income (loss)                            (609,627)             (183,398)             (793,170)
       Earnings per share                              (0.05)                (0.01)                (0.06)
       Deficit, beginning               $         (2,131,407)                   --  $         (2,131,407)
       Deficit, ending                            (2,741,034)             (183,398)           (2,924,432)

         Statement of operations for the three months ended September 30, 2005 -

                                             PREVIOUSLY             INCREASE
                                              REPORTED             (DECREASE)             RESTATED
                                        --------------------- --------------------- ---------------------
       Cost of goods sold               $            554,540  $            183,398  $           (737,938)
       Gross margin                                  747,547              (183,398)              564,151
       Net income (loss)                            (185,508)             (183,398)             (369,906)
       Earnings per share                              (0.01)                (0.02)                (0.03)
       Deficit, beginning               $         (2,555,526) $                 --  $         (2,555,526)
       Deficit, ending                            (2,741,034)             (183,398)           (2,924,432)

         Balance sheet as at September 30, 2005 -

                                             PREVIOUSLY             INCREASE
                                              REPORTED             (DECREASE)             RESTATED
                                        --------------------- --------------------- ---------------------
      Inventory                         $          2,355,729  $           (183,398) $          2,172,331
      Deficit, beginning                $         (2,131,407)                   --  $         (2,131,407)
      Deficit, ending                             (2,741,034)             (183,398)           (2,924,432)


20.      COMPARATIVE FIGURES.

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

         As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

         The prior accounting treatment of our stock-based compensation expense was done in consultation and in accordance with the advice of our independent accountants. Moreover, the restatement relative to our inventory was a clerical error. Accordingly, management does not believe that the restatements of our financial statements indicate or result from a material weakness with respect to our disclosure controls and procedures or our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH  SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth our directors and officers and their respective ages and positions:

------------------------------- ------------------ ---------------------------
Name                                   Age         Position
----                                   ---         --------
Daniel B. O'Brien                      49          President, Director
John H. Bientjes                       52          Director
Dr. Robert N. O'Brien                  84          Director
Dale Friend                            49          Director
Eric Hodges                            57          Director
------------------------------- ------------------ ---------------------------

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

         Audit Committee

         Our Audit Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications among our board of directors, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee held [FOUR] meetings in fiscal 2005 and all members participated. Our board of directors has determined that Mr. Bientjes meets the SEC's definition of audit committee financial expert. Each of the members of the Audit Committee are "independent," as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

         Compensation Committee

         Our Compensation Committee, consisting of Dr. Robert O'Brien and John Bientjes, establishes salary, incentive and other forms of compensation for our Chief Executive Officer, and administers our stock option programs. Our Compensation Committee meets periodically with management and our independent auditors. The Compensation Committee held one meeting in fiscal 2005 and both of the members participated.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information about the compensation paid or accrued to the person who was our Chief Executive Officer (the "named executive officer") during the fiscal year ended December 31, 2005.

--------------------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                            ------------------------------------- --------------------------------------------------------
                                                                             Awards                      Payouts
                                                                  ------------------------------ -------------------------
                                                       Other                       Securities
                                                       Annual      Restricted      Underlying      LTIP       All Other
                      Year     Salary      Bonus    Compensation  Stock Awards    Options/SARs    Payouts    Compensation
                    ------------------------------- ------------- -------------  --------------- ----------- -------------
                                ($)         ($)         ($)           ($)             (#)           ($)          ($)
Daniel B. O'Brien     2005     98,914       --           --            --              --            --           --
President, Chief      2004     40,000       --           --            --            20,000          --           --
Executive Officer     2003     40,000       --           --            --            50,000          --           --
--------------------------------------------------------------------------------------------------------------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The following table provides certain information about the stock options granted to the named executive officer in the year ended December 31, 2004. There were no stock options granted to the named executive officer in the year ended December 31, 2005.

----------------------- --------------------- ------------------------------ ---------------------- ----------------------
                         No. of Securities
                             Underlying             Percent of Total
                            Options/SARs         Options/SARS Granted to       Exercise or Base
         Name               Granted (#)         Employees in Fiscal Year        Price ($/share)        Expiration Date
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
----------------------- --------------------- ------------------------------ ---------------------- ----------------------

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information about stock options exercised in fiscal 2005 and the value of unexercised stock option held as of December 31, 2005 by the named executive officer.

------------------------------------------------------------------------------------------------------------------------
                                                  Number of Securities Underlying          Value of Unexercised
                                                     Unexercised Options/SARs                    In-the-Money
                                                           at FY-End (#)                Options/SARs at FY-End ($)
                                                  --------------------------------  ------------------------------------
                        Shares         Value
                     Acquired on     Realized
       Name          Exercise (#)       ($)        Exercisable    Unexercisable       Exercisable       Unexercisable
----------------------------------- ------------  -------------- -----------------  ----------------- ------------------
Daniel B. O'Brien      100,000       $140,000        120,000            0               $434,500              0
------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION

         We have agreed to issue to our non-employee directors options to purchase 5,000 shares of our common stock annually for serving as a director. However, Dr. Robert N. O'Brien will not receive director options in any year in which he receives options for other services. We currently pay Dr. O'Brien additional options for assisting in research and development and patent prosecution. The amount of such options are determined annually by the board of directors with Dr. O'Brien abstaining from the vote on such matter. No options were granted in fiscal 2005. In fiscal 2004, Dr. O'Brien received the following options for such services and he did not receive director options:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 2, 2006 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each member of our board of directors, (iii) the named executive officer, and (iv) by all of our executive officers and directors as a group. The information as to each person or entity has been furnished by such person or group.

------------------------------------- -----------------------------------------------------------------------
                                                          Shares Beneficially Owned (1)
                                                 Common Stock                         Percentage
                                      ----------------------------------- -----------------------------------
Daniel B. O'Brien (2)(3)                          4,746,900                             36.6%
Dr. Robert N. O'Brien (2)(3)                      1,875,000                             14.4%
John Bientjes                                       25,000                               0.2%
Dale Friend                                           -                                   -
Eric Hodges                                           -                                   -
                                      ----------------------------------- -----------------------------------

As a group (5 persons)                            6,646,900                             51.2%
------------------------------------- ----------------------------------- -----------------------------------

(1) Applicable percentage of ownership at March 2, 2006, is based upon 12,981,316 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 2, 2006, are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2) Address for this shareholder is 2614 Queenswood Dr., Victoria, British Columbia, V8N 1X5, CANADA.

(3) Includes shares which may be acquired on the exercise of stock options as follows.

        ---------------------------------- --------------------- ----------------------- ----------------------------
                                                                        Exercise
        Name                                  No. of Options              Price                Expiration Date
        ----                                  --------------         -------------             ---------------
        Daniel O'Brien                           50,000                  $4.25                December 31, 2007
                                                 20,000                  $3.60                December 31, 2008
                                                 50,000                  $3.00                November 26, 2009
        Dr. Robert O'Brien                       25,000                  $4.25                December 31, 2007
                                                 25,000                  $3.60                December 31, 2008
                                                 25,000                  $3.00                November 26, 2009
        John Bientjes                             5,000                  $4.25                December 31, 2007
                                                  5,000                  $3.60                December 31, 2008
                                                  5,000                  $3.00                November 26, 2009
        Dale Friend                               5,000                  $4.25                December 31, 2007
                                                  5,000                  $3.60                December 31, 2008
                                                  5,000                  $3.00                November 26, 2009
        Eric Hodges                               5,000                  $3.60                December 31, 2008
                                                  5,000                  $3.00                November 26, 2009
        ---------------------------------- --------------------- ----------------------- ----------------------------

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         For a tabular description of securities authorized for issuance under equity compensation plans, please refer to Item 5 hereof.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our director, Dr. Robert N. O'Brien, developed substantially all of our products and has assigned his patent rights to such products to us. We have no agreement with Dr. O'Brien requiring him to conduct any research and development activities for us, but we anticipate that any future inventions which may be of interest to us will continue to be assigned to us by Dr. O'Brien, although he has no legal obligation to do so. Dr. O'Brien does not receive any salary or royalties from us for any research and development activities, although our board of directors does consider such activities undertaken by Dr. O'Brien when it grants stock options to Dr. O'Brien. Dr. O'Brien is a member of our board of directors, but abstains from all proceedings of the board concerning his stock option grants. Please refer to Item 10 above for further information. Dr. O'Brien is the father of our Chief Executive Officer, Daniel B. O'Brien.

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

-------------
(1) Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2) Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Cinnamon Jang Willoughby & Company, Certified Public Accountants ("CJW"), are our independent auditors and have examined our financial statements for each of the fiscal years ended December 31, 2005 and 2004.

AUDIT FEES

         CJW was paid aggregate fees of $27,357 and $23,240 for the for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

AUDIT-RELATED FEES

         CJW was paid $25,305 for the fiscal year ended December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements. No such fees were paid for the fiscal year ended December 31, 2004.

TAX FEES

         CJW was paid aggregate fees of $2,150 and $2,075 for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered for tax compliance, tax advice and tax planning. The nature of these services was the calculation and filing of our income tax returns for the fiscal years ended December 31, 2005 and 2004.

ALL OTHER FEES

         CJW was paid no other fees for professional services during the fiscal years ended December 31, 2005 and 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

         Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Effective as of December 2002, our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. Our Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, our Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for and time period for such pre-approved services. The policies require our Audit Committee to be informed of each service and the policies do not include any delegation of our Audit Committee's responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

         During the year ended December 31, 2005, our Audit Committee approved 100% of the total fees that were paid to CJW. Our Audit Committee has determined that the rendering of all other non-audit services by CJW is compatible with maintaining CJW's independence. During the year ended December 31, 2005, none of the total hours expended on our financial audit by CJW were provided by persons other than CJW's full-time permanent employees.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 6, 2006.

                                   FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

                                   By: /s/ DANIEL B. O'BRIEN
                                      ------------------------------------------
                                   Name: Daniel B. O'Brien
                                   Title: President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                    Title                            Date

/s/ DANIEL B. O'BRIEN       President and Chief Executive         March 6, 2006
-------------------------   Officer (principal executive
Daniel B. O'Brien           officer), Chief Financial Officer
                            (principal accounting officer) and
                            Director

/s/ JOHN H. BIENTJES        Director                              March 7, 2006
-------------------------
John H. Bientjes

/s/ ROBERT N. O'BRIEN       Director                              March 7, 2006
-------------------------
Robert N. O'Brien

/s/ DALE FRIEND             Director                              March 7, 2006
-------------------------
Dale Friend

/s/ ERIC G. HODGES          Director                              March 7, 2006
-------------------------
Eric G. Hodges