Form 10QSB
period 2006-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2006-05-16
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company had 12,981,316 shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2006.

         Transitional Small Business Disclosure Format (check one):  Yes |_|
No |X|

                                   FORM 10-QSB

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................  1

         (a) Unaudited Consolidated Balance Sheets at March 31, 2006.......  1

         (b) Unaudited Consolidated Statements of Operations for the Three
             Months Ended March 31, 2006 and 2005..........................  2

         (c) Unaudited Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2006 and 2005..........................  3

         (d) Notes to Unaudited Consolidated Financial Statements for the
             Period Ended March 31, 2006...................................  4

Item 2.   Management's Discussion and Analysis or Plan of Operation........ 16

Item 3.   Controls and Procedures.......................................... 20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...... 23

Item 3.   Defaults Upon Senior Securities.................................. 23

Item 4.   Submission of Matters to a Vote of Security Holders.............. 23

Item 5.   Other Information................................................ 23

Item 6.   Exhibits......................................................... 23

SIGNATURES................................................................. 24

         CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other that statements of historical fact are "forward-looking statements" for the purposes of the federal and state securities laws, including, but not limited to any projections of earnings, revenue or other financials items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

            o Increased competitive pressures from existing competitors and new entrants;

            o Increases in interest rate or our cost of borrowing or a default under any material debt agreement;

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

          For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART I   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                AT MARCH 31, 2006
                                 (U.S. DOLLARS)

                                                                         MARCH 31,
                                                                            2006               DECEMBER 31,
                                                                         (UNAUDITED)               2005
                                                                      -----------------      -----------------
ASSETS
CURRENT
  Cash and cash equivalents                                           $        518,334       $        526,292
  Accounts receivable                                                        1,933,500                758,463
  Income tax                                                                         -                 28,918
  Loan receivable                                                               35,321                 35,228
  Inventory                                                                  1,687,021              2,314,979
  Prepaid expenses                                                              92,115                137,315
                                                                      -----------------      -----------------
                                                                             4,266,291              3,801,195

PROPERTY, EQUIPMENT AND LEASEHOLDS                                           4,514,364              4,657,383
PATENTS                                                                        137,478                143,822
                                                                      -----------------      -----------------
INVESTMENT                                                                     369,000                369,000
                                                                      -----------------      -----------------
                                                                      $      9,287,133       $      8,971,400
                                                                      =================      =================
LIABILITIES
CURRENT
  Accounts payable and accrued liabilities                            $        649,476       $        691,105
                                                                      -----------------      -----------------
                                                                               649,476                691,105
                                                                      -----------------      -----------------
STOCKHOLDERS' EQUITY
CAPITAL STOCK
Authorized
  50,000,000 Common shares with a par value of $0.001 each
   1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
  12,981,316 (2005: 12,981,316) common shares                                   12,981                 12,981
CAPITAL IN EXCESS OF PAR VALUE                                              11,574,182             11,422,219
OTHER COMPREHENSIVE INCOME                                                     149,323                153,254
DEFICIT                                                                     (3,098,829)            (3,308,158)
                                                                      -----------------      -----------------

TOTAL STOCKHOLDERS' EQUITY                                                   8,637,657              8,280,295
                                                                      -----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      9,287,133       $      8,971,400
                                                                      =================      =================
COMMITMENTS AND CONTINGENCIES (NOTES 14 & 15)

                          -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                           (U.S. DOLLARS -- UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------
                                                                                                   2005
                                                                             2006               (RESTATED)
                                                                                                SEE NOTE 3
                                                                      -------------------    -----------------

SALES                                                                 $        2,508,445     $      2,019,581
COST OF SALES                                                                  1,339,060            1,078,301
                                                                      -------------------    -----------------

GROSS PROFIT                                                                   1,169,386              941,280
                                                                      -------------------    -----------------

OPERATING EXPENSES
  Wages                                                                          276,400              234,436
  Administrative salaries and benefits                                           160,949               38,005
  Advertising and promotion                                                       18,947               31,271
  Investor relations and transfer agent fee                                       32,298               24,638
  Office and miscellaneous                                                        23,920               41,457
  Insurance                                                                       42,494               28,318
  Interest expense                                                                 1,044               37,674
  Rent                                                                            58,533               55,806
  Consulting                                                                      87,801               44,252
  Professional fees                                                               92,935               60,843
  Travel                                                                          18,753               37,765
  Telecommunications                                                               6,997               10,288
  Shipping                                                                        13,466               12,639
  Research                                                                        37,603               15,508
  Commissions                                                                     57,225               40,925
  Bad debt expense (recovery)                                                        589                    --
  Currency exchange                                                                5,515                  718
  Utilities                                                                        4,992                7,166
  Depreciation                                                                   147,621              168,103
                                                                      -------------------    -----------------
                                                                               1,088,080              889,812
                                                                      -------------------    -----------------

INCOME (LOSS) BEFORE OTHER ITEMS AND INCOME TAX                                   81,305               51,468
INTEREST INCOME                                                                      945                2,730
                                                                      -------------------    -----------------

INCOME (LOSS) BEFORE INCOME TAX                                                   82,250               54,198
INCOME TAX (RECOVERY)                                                          (127,079)                    --
                                                                      -------------------    -----------------

NET INCOME (LOSS)                                                                209,329               54,198
DEFICIT, BEGINNING                                                            (3,308,158)          (2,131,407)
                                                                      -------------------    -----------------
DEFICIT, ENDING                                                       $       (3,098,829)    $     (2,077,209)

NET INCOME (LOSS) PER SHARE                                           $             0.02     $           0.00
                                                                      -------------------    -----------------

WEIGHTED AVERAGE NUMBER OF SHARES                                             12,981,316           11,831,916
                                                                      -------------------    -----------------

                          -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                           (U.S. DOLLARS -- UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------
                                                                                                   2005
                                                                            2006                (RESTATED)
                                                                                                SEE NOTE 3
                                                                      ------------------     -----------------
OPERATING ACTIVITIES
  Net income (loss)                                                   $         209,329      $         54,198
  Stock compensation expense                                                    204,118                23,400
  Depreciation                                                                  147,621               168,103
                                                                      ------------------     -----------------
                                                                                561,067               245,701
                                                                      ------------------     -----------------
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable                                 (1,175,037)             (610,002)
  (Increase) Decrease in inventory                                              627,958              (239,302)
  (Increase) Decrease in prepaid expenses                                        45,200                34,516
  Increase (Decrease) in accounts payable                                       (41,647)               38,945
  Increase (Decrease) in Income taxes                                            28,918                65,164
                                                                      ------------------     -----------------

CASH (USED IN) OPERATING ACTIVITIES                                              46,477              (514,977)
                                                                      ------------------     -----------------

INVESTING ACTIVITIES
  Short-term investments                                                              -               559,440
  Investments                                                                         -               (54,000)
  Loan receivable                                                                   (93)                  (81)
  Development of patents                                                          6,344
  Acquisition of property and equipment                                          (4,602)              (40,099)
                                                                      ------------------     -----------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   1,649               465,260
                                                                      ------------------     -----------------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                        (52,154)                    -
                                                                      ------------------     -----------------

CASH PROVIDED BY FINANCING ACTIVITIES                                           (52,154)                    -
                                                                      ------------------     -----------------

Effect of exchange rate changes on cash                                          (3,931)              (13,559)
                                                                      ------------------     -----------------

INFLOW (OUTFLOW) OF CASH                                                         (7,958)              (63,276)
Cash and cash equivalents, beginning                                            526,292               558,795
                                                                      ------------------     -----------------

CASH AND CASH EQUIVALENTS, ENDING                                     $         518,334      $        495,520
                                                                      ------------------     -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received                                                     $             945      $          2,730
                                                                      ------------------     -----------------

                          -- See Notes to Unaudited Consolidated Financial Statements --

                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 2006
                                 (U.S. DOLLARS)

1.       BASIS OF PRESENTATION.

         These unaudited consolidated financial statements of Flexible Solutions International, Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2005 Annual Report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2006, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

         These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Flexible Solutions, Ltd. ("Flexible Ltd."), NanoChem Solutions Inc., WaterSavr Global Solutions Inc., Nano Detect Technologies Inc., and Seahorse Systems Inc. All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998, as described below.

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

         The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (at June 9, 2004):

       ----------------------------------------------------- -------------
       Current assets                                         $ 1,126,805
       Property and equipment                                   5,023,195
                                                             -------------
                                                                6,150,000
       Acquisition costs assigned to property and equipment       314,724
       ----------------------------------------------------- -------------
       Total assets acquired                                  $ 6,464,724
       ----------------------------------------------------- -------------

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

         (c) Property, Equipment and Leaseholds.

         The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

                    ------------------------- -----------------------------
                    Computer hardware         30% Declining balance
                    Furniture and fixtures    20% Declining balance
                    Manufacturing equipment   20% Declining balance
                    Office equipment          20% Declining balance
                    Building                  10% Declining balance
                    Leasehold improvements    Straight-line over lease term
                    ------------------------- -----------------------------

         Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write-downs have been necessary to date.

         (d) Impairment of Long Lived Assets.

         The Company assesses the recoverability of its long lived assets by determining whether the carrying value of the long lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the quarters ended March 31, 2006 and 2005, no impairment charges have been recognized.

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

         (i) Stock-based Compensation.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued revised FAS No. 123(R), Share-Based Payment, which replaces FAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R) requires the cost of all share-based payment transactions to be recognized in an entity's financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. FAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company has adopted this statement for its first quarter starting January 1, 2006 and will continue to evaluate the impact of adopting this statement

         (j)      Comprehensive Income.

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

         The following presents the effect on the company's previously issued financial statements for the three months ended March 31, 2005:

         Balance sheet as at March 31, 2005 -

        --------------------------------------------------------------------------------------------------------------
                                                      Previously              Increase
                                                       Reported              (Decrease)             Restated
                                                ----------------------------------------------------------------------
        Capital in excess of par value          $            7,686,820)  $         (223,800 ) $           7,463,020
        Accumulated deficiency                              (2,301,009)            223,800               (2,077,209)
        --------------------------------------------------------------------------------------------------------------




         Statement of operations for the three months ended March 31, 2005 -

        --------------------------------------------------------------------------------------------------------------
                                                      Previously              Increase
                                                       Reported              (Decrease)           Restated
                                                ----------------------------------------------------------------------
        Deficit, beginning                      $           (2,355,207)  $        223,800   $         (2,131,407)
        Deficit, ending                                     (2,301,009)           223,800             (2,077,209)
        --------------------------------------------------------------------------------------------------------------

4.       LOAN RECEIVABLE.

      ------------------------------------------------- -------------------
                                               2006              2005
                                        --------------- -------------------
      5% loan receivable due on demand       $ 35,321          $ 35,228
      ------------------------------------------------- -------------------

5.       PREPAID EXPENSES.

      ------------------------------------------------- -------------------
                                               2006              2005
                                        --------------- -------------------
      Security deposit and prepaids          $ 92,115         $ 137,315
      ------------------------------------------------- -------------------

6.       PROPERTY, EQUIPMENT AND LEASEHOLDS.

--------------------------------------------------------------------------------
                                            Accumulated     2006          2005
                                   Cost    Amortization     Net            Net
                               ------------ ----------- ------------ -----------

       Buildings               $3,144,259   $  523,126  $2,621,133   $2,688,341
       Computer hardware           54,397       26,477      27,920       29,962
       Furniture and fixtures      17,516        6,833      10,683       10,965
       Office equipment            29,492       15,206      14,286       15,081
       Manufacturing equipment  2,183,600      765,610   1,417,990    1,488,208
       Trailer                      1,986        1,221         765          831
       Leasehold improvements      39,430       20,123      19,307       21,362
       Trade show booth             7,440        3,345       4,095        4,447
       Land                       398,186            -     398,186      398,186
                               ------------ ----------- ------------ -----------
                               $6,013,784   $1,361,941  $4,514,365   $4,657,383
--------------------------------------------------------------------------------

7.       PATENTS

         In fiscal 2005 and 2006, the Company started the patent process for additional WATER$AVR(R) products. As the patent process is not yet completed, amortization has not yet been recognized. Patents are amortized over their useful lives once granted.

         ------------------------------------------- -------------  ----------
                                                         2006          2005
                                                     -------------  ----------
         Patents                                     $  137,478     143,822
         ------------------------------------------- -------------  ----------

8.       INVESTMENT.

      --------------------------------------------- ---------- ----------
                                                       2006       2005
                                                    ---------- ----------
      Tatko Inc.                                    $ 271,000  $ 271,000
      Air Water Interface Delivery & Detection Inc. $  98,000     98,000
                                                    ---------- ----------
                                                    $ 369,000  $ 369,000
      --------------------------------------------- ---------- ----------

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

         The following table summarizes stock option activity for the years ended December 31, 2005 and 2004 and the three months ended March 31, 2006:

----------------------------------------------------------------------------
                                    Number      Exercise price  Weighted average
                                    of shares     per share     Exercise price
---------------------------------   ---------   ---------------     -------

      Balance, December 31, 2003    1,711,000    $1.00 - $4.25       $2.84
      Granted                         572,740    $3.00 - $4.60       $3.46
      Exercised                       (37,000  ) $1.00 - $2.50       $1.55
      Expired                          (5,000  )     $4.25           $4.25
      Cancelled                     1,000,000  ) $1.50 - $3.50       $2.50
---------------------------------   ---------   ---------------     -------

      Balance, December 31, 2004    1,241,740    $1.00 - $4.60       $2.87
      Granted                          30,000    $3.58 - $4.40       $4.17
      Exercised                      (162,000  )     $1.40           $1.40
      Expired                         (49,000  ) $3.00 - $4.25       $3.52
---------------------------------   ---------   ---------------     -------

      Balance, December 31, 2005    1,060,740    $1.00 - $4.55       $3.44
      Granted                       1,080,000        $3.25           $3.25
      Cancelled                       (15,000  ) $1.20 - $4.25       $2.05

      Balance, March 31,2006        2,125,740    $1.00 - 4.55        $3.36
---------------------------------   ---------   ---------------     -------

      The fair value of each option grant is calculated using the following weighted average assumptions:

----------------------------- -------------- -------------- -------------
                                  2005           2004          2003
                              -------------- -------------- -------------
       Expected life - years       5.0            5.0            5.0
       Interest rate               3.65%          3.5            2.87
       Volatility                 52.0%          49.0%          49.0
       Dividend yield              - %            - %            - %
----------------------------- -------------- -------------- -------------



         During the three months ended March 31, 2006, the Company granted 405,000 options to purchase common stock to consultants and has applied FAS No. 123(R) using the Black-Scholes option-pricing model, which resulted in additional expenses of $78,163 this quarter. During the same period, the Company granted 675,000 options to employees, resulting in an additional $125,955 in wages and administrative expenses. During the year ended December 31, 2005, the Company granted 30,000 (2004 - 275,400) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $9,350 (2004 - $299,345). During the year ended December 31, 2005, the Company recognized $93,600 in expenses for 90,000 options granted in the year ended December 31, 2004, but which vested in the year ended
December 31, 2005. During the year ended December 31, 2005, 250,000 options, which were granted in 2004, vested according to the fulfillment of certain milestones, which resulted in additional expenses of $422,500.

10.      WARRANTS

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

         The following table summarizes the Company's warrant option activity for the year ended December 31, 2005 (no prior or subsequent activity):

   -----------------------------------------------------------------------------
                                                Exercise price  Weighted average
                              Number of shares     per share     exercise price
                              ----------------  --------------  ----------------
   Balance, December 31, 2004        --               --                  --
   Granted                       987,400             $4.50            $4.50
   Exercised                         --               --                  --
   Cancelled                         --               --                  --
                              ----------------  --------------  ------------
   Balance, December 31, 2005    987,400             $4.50            $4.50
   -------------------------------------------  --------------  ------------


11.      CAPITAL STOCK.

         No stock was issued in the quarter ending March 31, 2006.

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

         The purpose of these transactions was to provide sufficient working capital for the Company to retire the debt remaining from its acquisition of certain assets from Donlar Corporation in June 2004. Costs associated with these two capital raises were $523,407, making the net proceeds $3,179,343.

         During the year ended December 31, 2005 the Company issued 162,000 shares of common stock at $1.40 per share upon exercise of stock options.

12.      SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

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

      -------------------------------------------------------------------
                                             Quarters Ended March 31st
                                            2006                  2005
                                         --------------------------------
      Revenue
        EWCP                            $  613,782            $  430,895
        BPCA                             1,894,663             1,588,686
                                         --------------------------------
          Consolidated                   2,508,445             2,019,581
      Interest revenue
        EWCP                                   945                 2,673
        BPCA                                     0                    57
                                         --------------------------------
          Consolidated                         945                 2,730
      Interest expense
        EWCP                                     0                 6,606
        BPCA                                 1,044                31,068
                                         --------------------------------
          Consolidated                       1,044                37,674
      Depreciation and amortization
        EWCP                                13,832                13,760
        BPCA                               133,789               154,343
                                         --------------------------------
          Consolidated                     147,621               168,103

      Segment profit (loss)
        EWCP                               154,905              (283,969)
        BPCA                               179,584               338,167
                                         --------------------------------
          Consolidated                     334,489               54,198

      Segment assets
        EWCP                               373,362               262,123
        BPCA                             4,278,480             4,860,218
                                         --------------------------------
          Consolidated                   4,651,842             5,122,341

      Expenditures for segment assets
        EWCP                                (6,929)               40,099
        BPCA                                 5,187                 -
                                         --------------------------------
          Consolidated                      (1,742)               40,099
      -------------------------------------------------------------------
         The EWCP shows a reduction in expenditures for segment assets due to a credit being issued on costs associated with development of new patents.

         The sales generated in the United States of America and Canada are as follows:

     -------------------------------------------------------------------------
                                                           2006       2005
                                                       ----------- -----------
     Canada                                            $    83,012 $   424,112
     United States and abroad                            2,425,433   1,595,649
     ------------------------------------------------- ----------- -----------
     Total                                             $ 2,508,445 $ 2,019,581
     ------------------------------------------------- ----------- -----------



         The Company's long-lived assets are located in Canada and the United States as follows:

     ------------------------------------------------- ----------- -----------
                                                           2006        2005
                                                       ----------- -----------
     Canada                                            $   361,074 $   254,579
     United States                                       4,290,769   4,867,762
     ------------------------------------------------- ----------- -----------
     Total                                             $ 4,651,843 $ 5,122,341
     ------------------------------------------------- ----------- -----------

13.      COMMITMENTS.

         The Company is committed to minimum rental payments for property and premises aggregating approximately $296,867 over the term of four leases, the last expiring on June 30, 2009.

         Commitments in each of the next five years are approximately as follows:

                 ------------ ---------------
                 2006         $    154,855
                 2007               58,078
                 2008               55,956
                 2009               27,978
                 ------------ ---------------


14.      CONTINGENCIES.

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

         On January 12, 2005, the Company filed a lawsuit in the Court of the Queen's Bench of Alberta, in which our subsidiary, Flexible Ltd., is inter-provincially registered. We are seeking indeterminate damages resulting from a breach of contract by Calgary Diecast Corporation ("CDC"). The contract at issue was never completed and our raw materials remain in the possession of CDC. On April 25, 2005, the court ordered a judgment in our favor in the amount of $47,495 and we intend to collect on this judgment using all available means.

15.      COMPARATIVE FIGURES.

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

RESULTS OF OPERATIONS

         The following analysis and discussion pertains to our results of operations for the three months ended March 31, 2006, as compared to the results of operations for the three months ended March 31, 2005, and to changes in our financial condition from December 31, 2005 to March 31, 2006.

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

--------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended March 31,                     % Change           % Change
                          ----------------------------------------------------------
Sales                            2006               2005                2004            2006-2005         2005-2004
                                 ----               ----                ----            ---------         ---------
  Energy Segment          $          613,782  $         430,895   $         488,110              42%              (12%)
  Polymer Segment         $        1,894,663          1,588,686                  *               19%                 *
                          ------------------------------------------------------------------------------------------------
    Consolidated          $        2,508,445  $       2,019,581   $         488,110              24%              314%
Gross Profit
  Energy Segment          $          468,569  $         123,920   $         121,010             278%                2%)
  Polymer Segment         $          700,817            817,360                  *              (14%)                *
                          ------------------------------------------------------------------------------------------------
    Consolidated          $        1,169,386  $         941,280   $         121,010              24%               67%
SG&A
  Energy Segment          $          550,147  $         410,562   $         374,987              34%                9%
  Polymer Segment         $          537,933            479,250                  *               12%                 *
                          ------------------------------------------------------------------------------------------------
    Consolidated          $        1,088,080  $         889,812   $         374,987              22%              137%
Interest Income
  Energy Segment          $              945  $           2,673   $           3,116             (65%)             (14%)
  Polymer Segment         $                0                 57                  *                 *                 *
                          ------------------------------------------------------------------------------------------------
    Consolidated          $              945  $           2,730   $           3,116             (65%)             (12%)
Write-down of
Investments
  Energy Segment                          --                 --                  --               --                --
  Polymer Segment                         --                 --                   *                *                 *
                          ------------------------------------------------------------------------------------------------
    Consolidated                          --                 --                  --               --                --
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)         $          209,329  $          54,198   $        (250,861)            (286%)            (122%)
--------------------------------------------------------------------------------------------------------------------------

* Polymer segment data is not available as indicated. Our polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

         For the three months ended March 31, 2006, we experienced a net profit of $209,329, as compared to a net profit of $54,198 for the three months ended March 31, 2005. Increased brand recognition, increased sales of our residential swimming pool product, ECO$AVR(R), and increased sales from our NanoChem division resulted in sales of $2,508,445 in the three months ended March 31, 2006, as compared to $2,019,581 in the three months ended March 31, 2005. Our Energy segment had sales of $613,782 for the three months ended March 31, 2006, as compared to $430,895 for the three months ended March 31, 2005. Our Polymer segment had sales of $1,894,663 for the three months ended March 31, 2006, as compared to sales of $1,588,686 for the three months ended March 31, 2005.

         Our management is satisfied with the effect of the acquisition of assets from Donlar Corporation ("Donlar"), as the NanoChem division (which is comprised of the former Donlar assets) has contributed greatly to sales and cash flow and is starting to replace the capital expended to acquire the assets. In addition, opportunities to synergistically cross-sell all of our divisions' products have already generated leads to new business and the swimming pool division has discovered ways to help NanoChem increase utilization of its Peru, Illinois factory, while decreasing our costs as a whole. We maintained expenditures in the areas of WATER$AVR(R) product sales and marketing costs and production equipment development costs. The major factors that contributed to our increased revenue were greater sales from our HEAT$AVR(R) and ECO$AVR(R) swimming pool division into new overseas markets and an increase in sales from our newly-formed NanoChem division. NanoChem sales are much less seasonal than those of our WATER$AVR(R) product and HEAT$AVR(R) and ECO$AVR(R) products divisions. As Nanochem sales increase, we anticipate that we will experience a reduction in the volatility of our sales over time.

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

         Our operating expenses were $1,088,080 for the three months ended March 31, 2006, an increase of $198,268 over the three months ended March 31, 2005. We continued our sales and marketing efforts for our WATER$AVR(R) product line, with the objective of closing our first major sales as soon as possible. The largest increases in operating expenses were in the areas of wages ($276,400 for the three months ended March 31, 2006, as compared to $234,436 in the three months ended March 31, 2005), administrative salaries ($160,949 for the three months ended March 31, 2006, as compared to $38,005 in the three months ended March 31, 2005), research ($37,603 in the three months ended March 31, 2006, as compared to $15,508 in the three months ended March 31, 2005), and commissions ($57,225 in the three months ended March 31, 2006, as compared to $40,295 in the three months ended March 31, 2005). The increase in wages and administrative salaries are in part due to the application of SFAS 123 (R) that now requires companies to apply a fair value based measurement method to employee stock options. After applying SFAS 123(R) to employee granted stock options, the company recognized an additional $125,955 in expenses this quarter. These increases are also partially accounted for by the increase in sales and represent a permanent increase in operating costs related to the new level of sales. The increase in investor relations ($32,298 for the three months ended March 31, 2006, as compared to $24,318 in the three months ended March 31, 2005) and consulting ($87,801 for the three months ended March 31, 2006, as compared to $44,252 in the three months ended March 31, 2005) are a result of stock option expenses. Our decreases in advertising and promotion ($18,947 for the three months ended March 31, 2006, as compared to $31,271 in the three months ended March 31, 2005), travel ($18,753 for the three months ended March 31, 2006, as compared to $37,765 in the three months ended March 31, 2005) and office and miscellaneous ($23,920 for the three months ended March 31, 2006, as compared to $41,457 in the three months ended March 31, 2005) are the result of better cost-control in these areas instituted by management over the past year. The decrease in interest expense ($1,044 for the three months ended March 31, 2006, as compared to $37,674 in the three months ended March 31, 2005) is a direct result of the Company paying off the short-term loan used for the purchase of assets to create the NanoChem division. Our professional fees increased to $92,935 in the three months ended March 31, 2006, as compared to $60,843 in the three months ended March 31, 2005. This is the result of costs incurred in intellectual property prosecution and protection.

         Our Energy segment generated $550,147 in operating expenses in the three months ended March 31, 2006, an increase from $410,562 for the three months ended March 31, 2005. This 34 percent increase is attributable to our increases in commissions and professional fees as well as to application of SFAS 123(R). Our Polymer segment generated $537,933 in operating expenses in the three months ended March 31, 2006, an increase of $58,683. This 12% increase is attributable to the nineteen percent increase in sales as well as the application of SFAS 123(R).

         Our net profit for the three months ended March 31, 2006 was $209,329, an increase from our net profit of $54,198 in the three months ended March 31, 2005. The increase in net profit it attributable to increased sales in our swimming pool products division, as compared to the three months ended March 31, 2005, augmented by positive operating cash from our NanoChem division. Our Energy segment's net profit for the three months ended March 31, 2006 was $46,446, an increase from our net loss of $283,969 in the three months ended March 31, 2005, which is attributable to our increased brand recognition and sales. Our Polymer segment's net profit for the three months ended March 31, 2006 was $162,883, a decrease over the net profit of $338,167 for the three months ended March 31, 2005. This reduction in profits is attributable to higher cost of goods sold, a result of the rise in oil prices worldwide.

         Our profit per share was $0.02 for the three months ended March 31, 2006, as compared to $0.00 per share for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources.

     ----------------------------------------------------------------------------------------------------------------
                                           March 31, 2006          December 31, 2005      Increase (Decrease)
                                     ---------------------  -------------------------   -----------------------------
     Cash and cash equivalents       $            518,334   $                526,292    $                 (7,958)
     Working capital                            3,616,814                  3,110,090                     506,724
     ----------------------------------------------------------------------------------------------------------------


         We have cash on hand of $518,334 as of March 31, 2006, as compared to cash on hand of $526,292 at December 31, 2005. The overall decrease in cash and cash equivalents was primarily a result of cash used to introduce and market our WATER$AVR(R) product, which has not yet attained significant sales to maintain positive cash flow.

         As of March 31, 2006, we had working capital of $3,616,814, as compared to working capital of $3,101,090 on December 31, 2005. The increase in working capital is the result of increased sales and profits.

         We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including the fluctuations in our operating results, shipments, accounts receivable collections, and inventory management. As our sales continue to build, our accounts receivable will increase and our overall inventory levels will also increase.

         Because we repaid the short-term loan due in June 2005 (incurred in connection with our purchase of the Donlar assets, used to create the NanoChem division), we have no other commitments or guarantees in the next 12 months that will materially affect our cash position or needs. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $500,000 in the next twelve months attempting to close sales in California, Spain and Australia and to extend certain core U.S. patents to select other countries. Approximately 80% of such expenditures are related to expanding sales for our WATER$AVR(R) product.

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

SUBSEQUENT EVENTS

         On April 19th, 2006, Flexible Solutions Ltd. re-signed their lease for the Calgary, AB factory for a further three years, through till September 30, 2009.

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

         We are presently unaware of any evidence that the restatements described above are due to any material noncompliance by us, as a result of misconduct, with any financial reporting requirement under the federal securities laws. Our audit committee of the board of directors is working with our management and our accountants to assure that we are taking the appropriate approach to resolving the issues related to the restatements, as well as any further issues that may be identified during the course of review.

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

         Changes in Internal Control Over Financial Reporting

         During the first quarter of 2006, upon recommendation of our audit committee, we implemented a new internal control protocol related to inventory counts.

         As part of the Company's internal control protocols our senior management selects for review in the next reporting period various numerical data from the previous period. During the compilation of data to be used in the financial statements contained in the our Annual Report for the year ended December 31, 2005, senior management discovered that the number assigned to inventory for the quarter ended September 30, 2005 appeared to be suspect and immediately investigated the issue. Within fifteen days of senior management's review, a mis-transcription in the inventory number was identified and corrected.

         Our investigation revealed that, due to a clerical error in transferring the inventory floor count to computerized spreadsheets, certain inventory data was misreported. After correction and disclosure, management referred this matter to the audit committee of our board of directors for review, and determination as to whether a change to our inventory control protocol was necessary or advisable. On January 25, 2006, the audit committee of the board of directors recommended a change to our internal controls related to inventory counts, which now requires that quarterly and annual inventory counts be conducted by plant managers, accompanied by either an equal or more senior level executive from a division reporting directly to our head office, or by an independent accountant reporting in the same manner. This change was implemented and made effective during the first quarter of 2006.

         Although we modified our internal control procedures related to inventory matters in the first quarter of 2006, management, our board of directors, including its audit committee, and our independent auditor each concluded that no change in the assessment of the effectiveness of our internal controls was necessary based on an isolated event of human error. We believe that such errors are uncommon and that it is not possible to design a system of internal controls that absolutely prevents against human error. Nonetheless, we have implemented the protocol changes described above in an effort to further bolster the accuracy of our inventory data compilation.


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

         On January 12, 2005, we filed a lawsuit in the Court of the Queen's Bench of Alberta, in which our subsidiary, Flexible Ltd., is inter-provincially registered. We are seeking indeterminate damages resulting from a breach of contract by Calgary Diecast Corporation ("CDC"). The contract at issue was never completed and our raw materials remain in the possession of CDC. On April 25, 2005, the court ordered a judgment in our favor in the amount of $47,495 and we intend to collect on this judgment using all available means.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS.

         The following exhibits are attached hereto and filed herewith:

NUMBER                               DESCRIPTION
------                               -----------
3.1      Amended and Restated Certificate of Incorporation of the registrant.
         (1)
3.2      Bylaws of the registrant. (1)
31.1 Certification of Principal Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Principal Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss.1350 and ss.906 of the Sarbanes-Oxley Act of 2002.*

--------------
         *        Filed herewith.

         (1) Incorporated by reference to the registrant's Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2006.

                              FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                              By:    /s/ DANIEL B. O'BRIEN
                                     -----------------------
                              Name:     Daniel B. O'Brien
                              Title:    President and Chief Executive Officer