Form 10KSB/A
period 2004-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2006-05-23
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

(Mark one)

|X|	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004.

|_|	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________.

Commission File Number 000-29649

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

        State issuer’s revenues for its most recent fiscal year: $3,392,937.

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

        Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB/A
For the fiscal year ended December 31, 2004

		Page

Explanatory Note		ii
Cautionary Note Regarding Forward-Looking Statements		iii
	PART II
Item 7.	Financial Statements.	1
	PART III
Item 13.	Exhibits.	2
Signatures		3

i

EXPLANATORY NOTE

        Flexible Solutions International, Inc. (“we,” “us,” and “our”) is filing this Amendment No. 3 to its Annual Report on Form 10-KSB/A (this “Third Amendment”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2005 (the “Original Filing”), subsequently amended and restated in its entirety and filed with the SEC on December 5, 2005 (the “First Amendment”), and thereafter amended in certain sections and filed with the SEC on March 9, 2006 (the “Second Amendment”).

        This Third Amendment is being filed by us in response to a comment from the SEC relating to the disclosure that appears in “Item 7. Financial Statements—Report of Independent Registered Public Accounting Firm” of Part II of our Second Amendment. More specifically, this Third Amendment corrects a typographical error found in the audit report of our independent registered public accounting firm—Cinnamon Jang Willoughby & Company (“CJW”)—which audit report included in the Second Amendment contained two different issuance dates relating to our financial statements for the year ended December 31, 2004. The audit report filed with the Second Amendment should only have been dated as of February 11, 2005. This Third Amendment serves to correct the typographical error.

        Except for the amended disclosure identified above and as set forth herein, this Third Amendment does not reflect events occurring after the filing of the Original Filing, nor modify any of the disclosures contained in the First Amendment or the Second Amendment, or in the accompanying financial statements and notes thereto.

        This Third Amendment should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certain other rules, this Third Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Amendment No. 3 to the Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (“Annual Report”), contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

Cinnamon Jang Willoughby & Company,
Chartered Accountants

Burnaby, British Columbia
February 11, 2005 (September 30, 2005 as to the effects of the restatements described in note 3)

1

PART III

Item 13.      Exhibits.

Number	Description
3.1	Articles of Incorporation of the Registrant. (1)
3.2	Bylaws of the Registrant. (1)
21.1	Subsidiaries. (2)
31.1	Certification of Principal Executive Officer Pursuant toss.302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Principal Financial Officer Pursuant toss.302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C.ss.1350 andss.906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.ss.1350 andss.906 of the Sarbanes-Oxley Act of 2002. **

** Filed herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the SEC on February 22, 2000, and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2003, and incorporated herein by reference.

2

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2006.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
By: /s/ Daniel B. O'Brien
Name: Daniel B. O'Brien
Title: President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daniel B. O’Brien	President and Chief Executive	May 23, 2006
Daniel B. O’Brien	Officer (principal executive
officer), Chief Financial Officer
(principal accounting officer) and
Director
/s/ John H. Bientjes	Director	May 23, 2006
John H. Bientjes
/s/ Robert N. O’Brien	Director	May 23, 2006
Robert N. O’Brien
/s/ Dale Friend	Director	May 23, 2006
Dale Friend
/s/ Eric G. Hodges	Director	May 23, 2006
Eric G. Hodges

3