Form 10QSB
period 2006-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2006-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 000-29649

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-1922863
(State of Incorporation)	(IRS Employer Identification No.)

615 Discovery Street Victoria, British Columbia, CANADA	V8T 5G4
(Address of Principal Executive Offices)	(Zip Code)

(250) 477-9969
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company had 12,987,316 shares of Common Stock, par value $0.001 per share, outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other that statements of historical fact are “forward-looking statements” for the purposes of the federal and state securities laws, including, but not limited to any projections of earnings, revenue or other financials items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

w	Increased competitive pressures from existing competitors and new entrants;
w	Increases in interest rate or our cost of borrowing or a default under any material debt agreement;
w	Deterioration in general or regional economic conditions;
w	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
w	Loss of customers or sales weakness;
w	Inability to achieve future sales levels or other operating results;
w	The unavailability of funds for capital expenditures; and
w	Operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

ii

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

At June 30, 2006

(U.S. Dollars)

	June 30, 2006 (Unaudited)	December 31, 2005
Assets
Current
Cash and cash equivalents	$913,251	$526,292
Accounts receivable	1,320,637	758,463
Income tax	--	28,918
Loan receivable	36,202	35,228
Inventory	1,689,539	2,314,979
Prepaid expenses	117,943	137,315
	4,077,572	3,801,195

Property, equipment and leaseholds	4,376,363	4,657,383
Patents	152,026	143,822
Investment	369,000	369,000
	$8,974,961	$8,971,400
Liabilities
Current
Accounts payable and accrued liabilities	$404,141	$691,105
	404,141	691,105
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
12,987,316 (2005: 12,981,316) common shares	12,987	12,981
Capital in excess of par value	11,792,417	11,422,219
Other comprehensive income	208,872	153,254
Deficit	(3,443,456)	(3,308,158)

Total Stockholders’ Equity	8,570,820	8,280,295

Total Liabilities and Stockholders’ Equity	$9,874,961	$8,971,400

Commitments and Contingencies (Notes 14 & 15)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005

(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2006	2005 (Restated) See Note 3

Sales	$2,250,388	$1,868,133
Cost of sales	1,431,315	1,053,644

Gross profit	819,073	814,489

Operating expenses
Wages	322,092	202,388
Administrative salaries and benefits	159,192	71,071
Advertising and promotion	13,437	13,414
Investor relations and transfer agent fee	31,034	484,950
Office and miscellaneous	73,971	28,076
Insurance	51,214	34,468
Interest expense	--	24,514
Rent	59,266	47,866
Consulting	108,248	47,535
Professional fees	67,938	65,607
Travel	30,735	41,101
Telecommunications	8,029	12,602
Shipping	12,119	10,397
Research	42,661	2,896
Commissions	32,765	47,073
Bad debt expense (recovery)	(165)	--
Currency exchange	(990)	(7,585)
Utilities	4,638	4,336
Depreciation	148,424	162,983
	1,164,608	1,293,692

Income (loss) before other items and income tax	(345,535)	(479,203)
Interest income	908	886

Income (loss) before income tax	(344,627)	(478,317)
Income tax (recovery)	--	--

Net income (loss)	(344,627)	(478,317)
Deficit, beginning	(3,098,829)	(2,077,209)
Deficit, ending	$(3,443,456)	$(2,555,526)

Net income (loss) per share	$(0.03)	$(0.04)

Weighted average number of shares	12,982,898	12,675,837

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2006 and 2005

(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2006	2005 (Restated) See Note 3

Sales	$4,758,833	$3,887,714
Cost of sales	2,770,375	2,131,945

Gross profit	1,988,458	1,755,769

Operating expenses
Wages	598,492	436,825
Administrative salaries and benefits	320,141	109,076
Advertising and promotion	32,384	44,685
Investor relations and transfer agent fee	63,332	509,588
Office and miscellaneous	97,891	69,531
Insurance	93,708	62,787
Interest expense	1,044	62,189
Rent	117,799	103,672
Consulting	196,049	91,787
Professional fees	160,873	126,449
Travel	49,488	78,866
Telecommunications	15,026	22,890
Shipping	25,585	23,036
Research	80,264	18,404
Commissions	89,990	87,998
Bad debt expense (recovery)	424	--
Currency exchange	4,523	(6,867)
Utilities	9,630	11,502
Depreciation	296,045	331,086
	2,252,688	2,183,504

Income (loss) before other items and income tax	(264,230)	(427,735)
Interest income	1,853	3,616

Income (loss) before income tax	(262,377)	(424,119)
Income tax (recovery)	(127,079)	--

Net income (loss)	(135,298)	(424,119)
Deficit, beginning	(3,308,158)	(2,131,407)
Deficit, ending	$(3,443,456)	$(2,555,526)

Net income (loss) per share	$(0.01)	$(0.03)

Weighted average number of shares	12,982,112	12,256,208

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2006	2005 (Restated) See Note 3

Operating activities
Net income (loss)	$(135,298)	$(424,119)
Stock compensation expense	408,236	503,650
Depreciation	296,045	331,086
	568,983	410,617
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(562,174)	(526,864)
(Increase) Decrease in inventory	625,440	(496,324)
(Increase) Decrease in prepaid expenses	19,372	13,301
Increase (Decrease) in accounts payable	(286,964)	35,937
Increase (Decrease) in Income taxes	28,918	65,930

Cash provided by operating activities	393,575	(497,405)

Investing activities
Short-term investments	--	559,440
Investments	--	(76,000)
Loan receivable	(974)	284
Development of patents	(8,204)	--
Acquisition of property and equipment	(15,025)	(65,541)

Cash provided by (used in) investing activities	(24,203)	418,183

Financing activities
Short-term loan	--	(3,150,000)
Proceeds from issuance of common stock	(38,029)	3,449,550

Cash provided by financing activities	(38,029)	299,550

Effect of exchange rate changes on cash	55,616	(26,993)

Inflow (outflow) of cash	386,959	193,335
Cash and cash equivalents, beginning	526,292	558,795

Cash and cash equivalents, ending	$913,251	$752,130

Supplemental disclosure of cash flow information:
Interest received	$1,853	$2,730

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2006

(U.S. Dollars)

1.	BASIS OF PRESENTATION.

These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2005 Annual Report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2006, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc., WaterSavr Global Solutions Inc., Nano Detect Technologies Inc., and Seahorse Systems Inc. All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998, as described below.

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

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (at June 9, 2004):

Current assets	$1,126,805
Property and equipment	5,023,195
6,150,000
Acquisition costs assigned to property and equipment	314,724
Total assets acquired	$6,464,724

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

The Company has four major classes of inventory: finished goods, works in progress, raw materials and supplies. In all classes, inventory is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventorial costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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

The Company assesses the recoverability of its long lived assets by determining whether the carrying value of the long lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the quarters ended June 30, 2006 and 2005, no impairment charges have been recognized.

(e)	Investments.

Investment in corporations subject to significant influence and investments in partnerships are recorded using the equity method of accounting.  On this basis, the Company’s share of income and losses of the corporations and partnerships is included in earnings and the Company’s investment therein adjusted by a like amount.  Dividends received from these entities reduce the investment accounts.  Portfolio investments not subject to significant influence are recorded using the cost method.

The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

The Company currently does not have any investments that require use of the equity method of accounting.

(f)	Foreign Currency.

The functional currency of the Company is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the Company’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income and are disclosed as other comprehensive income (loss) in stockholders’ equity.

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

Provisions are made at the time the related revenue is recognized for estimated product returns. Since the Company’s inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

(h)	Stock Issued in Exchange for Services.

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions.

(i)	Stock-based Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised FAS No. 123(R), Share-Based Payment, which replaces FAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R) requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. FAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company has adopted this statement for its first quarter starting January 1, 2006 and will continue to evaluate the impact of adopting this statement

(j)	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is primarily comprised of unrealized foreign exchange gains and losses.

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

The fair market value of the Company’s financial instruments comprising cash, short-term investment, accounts receivable, income tax recoverable, loan receivable, accounts payable and accrued liabilities and amounts due to shareholders were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

3.	Restatements as a Result of Correcting Stock Compensation Expense.

In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, the Company determined that certain disclosures made in connection with its stock-based compensation expense required adjustment. In September 2002, the Company entered into a distribution agreement with Ondeo Nalco Company (“Ondeo”) whereby Ondeo agreed to serve as the exclusive distributor of the Company’s WATER$AVR® products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of the Company’s common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

In determining the stock-based compensation expense for the nine months ended September 30, 2002, the Company expensed the entire fair value of the stock option believing that the option fully vested upon the signing of the agreement. In its October 2005 review, however, the Company determined that: (i) first, as stated above, half of the option to purchase 1,000,000 shares of common stock did not vest and was not exercisable until the threshold sales target had been met, which would not be until five years after the signing of the distribution agreement; and (ii) second, the Company did not consider Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer.

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

The following presents the effect on the company’s previously issued financial statements for the three months ended June 30, 2005:

Balance sheet as at June 30, 2005 –

	Previously	Increase
	Reported	(Decrease)	Restated
Capital in excess of par value	$11,616,621)	$(223,800)	$11,392,821
Accumulated deficiency	(2,779,326)	223,800	(2,555,526)

Statement of operations for the three months ended June 30, 2005 -
	Previously	Increase
	Reported	(Decrease)	Restated
Deficit, beginning	$(2,301,009)	$223,800	$(2,077,209)
Deficit, ending	(2,779,326)	223,800	(2,555,526)

4.	Loan Receivable.
	2006	2005
5% loan receivable due on demand	$36,202	$35,228

5.	Prepaid Expenses.
	2006	2005
Security deposit and prepaids	$117,943	$137,315

6.	Property, Equipment and Leaseholds.
	Cost	Accumulated Amortization	2006 Net	2005 Net

Buildings	$3,144,259	$590,335	$2,553,924	$2,688,341
Computer hardware	56,063	29,722	26,341	29,962
Furniture and fixtures	18,113	13,313	4,800	10,965
Office equipment	30,380	10,785	19,595	15,081
Manufacturing equipment	2,200,304	849,300	1,351,004	1,488,208
Trailer	7,785	3,848	3,937	831
Leasehold improvements	41,259	23,418	17,841	21,362
Trade show booth	2,078	1,343	735	4,447
Land	398,186	-	398,186	398,186
	$5,898,427	$1,522,064	$4,376,363	$4,657,383

7.	Patents

In fiscal 2005 and 2006, the Company started the patent process for additional WATER$AVR® products. As the patent process is not yet completed, amortization has not yet been recognized. Patents are amortized over their useful lives once granted.

	2006	2005
Patents	$ 152,026	143,822
8.	Investment.
	2006	2005
Tatko Inc.	$271,000	$271,000
Air Water Interface Delivery & Detection Inc.	$98,000	98,000
	$369,000	$369,000

On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. (“Tatko”) for consideration of the issuance of 100,000 shares of our common stock.

The option to purchase the shares of Taiko expires on May 31, 2008. The cost of the investment has been accounted for based on the original fair market value of our common stock on May 31, 2003. See Contingencies (Note 12).

In 2005, NanoDetect purchased 32.7 shares of equity in Air Water Interface Delivery and Detection Inc. (“AWD”) for a total cost of $98,000. This investment represents only 3.3% of the issued and outstanding shares of AWD and, accordingly, will be accounted for under the cost method.

9.	Stock Options.

The Company may issue stock options and stock bonuses for our common stock to provide incentives to directors, key employees and other persons who contribute to our success. The exercise price of all incentive options are issued for not less than fair market value.

The following table summarizes stock option activity for the years ended December 31, 2005 and 2004 and the six months ended June 30, 2006:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2003	1,711,000	$1.00 - $4.25	$2.84
Granted	572,740	$3.00 - $4.60	$3.46
Exercised	(37,000)	$1.00 - $2.50	$1.55
Expired	(5,000)	$4.25	$4.25
Cancelled	(1,000,000)	$1.50 – $3.50	$2.50

Balance, December 31, 2004	1,241,740	$1.00 - $4.60	$2.87
Granted	30,000	$3.58 - $4.40	$4.17
Exercised	(162,000)	$1.40	$1.40
Expired	(49,000)	$3.00 - $4.25	$3.52

Balance, December 31, 2005	1,060,740	$1.00 - $4.55	$3.44
Granted	1,085,000	$3.25 - $3.50	$3.25
Cancelled	(15,000)	$1.20 – $4.25	$2.05
Exercised	(6,000)	$1.40	$1.40

Balance, June 30,2006	2,124,740	$1.00 – 4.55	$3.37

The fair value of each option grant is calculated using the following weighted average assumptions:

	2005	2004	2003
Expected life - years	5.0	5.0	5.0
Interest rate	3.65%	3.5	2.87
Volatility	52.0%	49.0%	49.0
Dividend yield	- %	- %	- %

During the six months ended June 30, 2006, the Company granted 410,000 options to purchase common stock to consultants and has applied FAS No. 123(R) using the Black-Scholes option-pricing model, which resulted in additional expenses of $80,880 this quarter. During the period ended March 31, 2006, the Company granted 675,000 options to employees, resulting in an additional $125,955 in wages and administrative expenses for both the three months ended March 31, 2006 and June 30, 2006. During the year ended December 31, 2005, the Company granted 30,000 (2004 – 275,400) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $9,350 (2004 - $299,345). During the year ended December 31, 2005, the Company recognized $93,600 in expenses for 90,000 options granted in the year ended December 31, 2004, but which vested in the year ended December 31, 2005. During the year ended December 31, 2005, 250,000 options, which were granted in 2004, vested according to the fulfillment of certain milestones, which resulted in additional expenses of $422,500.

10.	Warrants

On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement of up to 1,800,000 shares of its common stock. The investors collectively purchased 900,000 shares of the Company’s common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company’s common stock. The warrants have a four-year term and are immediately exercisable at a price of $4.50 per share.

On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement of up to 174,800 shares of its common stock. An investor purchased 87,400 shares of the Company’s common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company’s common stock. The warrant has a four-year term and is immediately exercisable at a price of $4.50 per share.

The following table summarizes the Company’s warrant option activity for the year ended December 31, 2005 (no prior or subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	—	—	—
Granted	987,400	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2005	987,400	$4.50	$4.50

11.	Capital Stock.

During the quarter ended June 30, 2006, the Company issued 6,000 shares of common stock at $1.40 per share upon exercise of stock options.

On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement of up to 1,800,000 shares of its common stock. The investors collectively purchased 900,000 shares of the Company’s common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company’s common stock. The warrants have a four-year term and are immediately exercisable at a price of $4.50 per share.

On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement of up to 174,800 shares of its common stock. An investor purchased 87,400 shares of the Company’s common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company’s common stock. The warrant has a four-year term and is immediately exercisable at a price of $4.50 per share.

The purpose of these transactions was to provide sufficient working capital for the Company to retire the debt remaining from its acquisition of certain assets from Donlar Corporation in June 2004. Costs associated with these two capital raises were $520,400, making the net proceeds $3,182,350.

During the year ended December 31, 2005 the Company issued 162,000 shares of common stock at $1.40 per share upon exercise of stock options.

12.	Segmented, Significant Customer Information and Economic Dependency.

The Company operates in two segments:

(a) Development and marketing of two lines of energy and water conservation products (as shown under the column heading “EWCP” below), which consists of a (i) liquid swimming pool blanket which saves energy and water by storing evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blanket and is designed to be used in still or slow moving drinking water sources.

(b) Manufacture of biodegradable polymers and chemical additives used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping (as shown under the column heading “BPCA” below). Chemical additives are manufactured for use in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

The accounting policies of the segments are the same as those described in Note 2 to these Consolidated Financial Statements (Significant Accounting Policies). The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

The Company’s reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies.

	Six Months Ended June 30th
	2006	2005
Revenue
EWCP	$997,119	$765,621
BPCA	3,761,714	3,122,093
Consolidated	4,758,833	3,887,714
Interest revenue
EWCP	1,853	3,616
BPCA	0	--
Consolidated	1,853	3,616
Interest expense
EWCP	0	6,611
BPCA	1,044	55,578
Consolidated	1,044	62,189
Depreciation and amortization
EWCP	28,466	28,197
BPCA	267,579	302,889
Consolidated	296,045	331,086
Segment profit (loss)
EWCP	(460,890)	(979,805)
BPCA	325,592	555,686
Consolidated	(135,298)	(424,119)
Segment assets
EWCP	383,699	273,130
BPCA	4,144,690	4,711,671
Consolidated	4,528,389	4,984,801
Expenditures for segment assets
EWCP	9,838	65,541
BPCA	5,187	--
Consolidated	15,025	65,541

The EWCP shows a reduction in expenditures for segment assets due to a credit being issued on costs associated with development of new patents.

The sales generated in the United States of America and Canada are as follows:

	2006	2005
Canada	$186,168	$126,254
United States and abroad	4,572,665	3,761,460
Total	$4,758,833	$3,887,714

The Company’s long-lived assets are located in Canada and the United States as follows:

	2006	2005
Canada	$378,143	$387,892
United States	4,150,246	4,413,313
Total	$4,528,389	$4,801,205

13.	Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $517,017 over the term of four leases, the last expiring on September 30, 2009.

Commitments in each of the next five years are approximately as follows:

2006	$115,486
2007	148,645
2008	150,924
2009	101,962

14.	Contingencies.

On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of the Company’s common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding the Company seeks return of such shares after defendant’s failure to both return the shares voluntarily and repay the note. On May 7, 2003, the Company obtained an injunction freezing the transfer of the shares. On May 24, 2004, there was a hearing on defendant’s motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in the Company’s consolidated financial statements as the outcome of this claim is not determinable.

On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, WaterSavr Global Solutions Inc. (“WGS”), the wholly-owned subsidiary of the Company, and Daniel B. O’Brien, the Company’s Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The parties completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. The Company considers the case without merit and is vigorously disputing the claims. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of the plaintiff’s disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company’s consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable

On May 28, 2004, Sun Solar Energy Technologies, Inc. (“Sun Solar”), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Ltd., and Mr. O’Brien. Sun Solar is seeking: (a) a declaration that the trademark “Tropical Fish” is available for use by Sun Solar; (b) injunctive relief against further use of the “Tropical Fish” trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O’Brien of the “Tropical Fish” trademark, as well as any other “confusingly similar trademarks” or proprietary trade dresses. On August 9, 2004, the Company, Flexible Ltd. and Mr. O’Brien filed their defense and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the “Tropical Fish” trademark by Sun Solar; (y) a declaration that the “Tropical Fish” trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery and examinations for discovery of all parties. No amounts have been recorded as receivable in the Company’s consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

On July 23, 2004, the Company filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko. The action arises out of a joint product development agreement entered into between the Company and Tatko in which the Company agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of the Company’s restricted common stock. In return, Tatko granted the Company a five-year option to purchase 20% of Tatko’s outstanding capital stock. Tatko has since refused to collaborate on the agreement and the Company seeks declaratory relief stating that Tatko is not entitled to the 100,000 shares of the Company’s restricted common stock. The litigation is still pending at this time.

In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to the Company’s restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the Circuit Court. No amounts have been recorded as receivable in the Company’s consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

On January 12, 2005, the Company filed a lawsuit in the Court of the Queen’s Bench of Alberta, in which our subsidiary, Flexible Ltd., is inter-provincially registered. We are seeking indeterminate damages resulting from a breach of contract by Calgary Diecast Corporation (“CDC”). The contract at issue was never completed and our raw materials remain in the possession of CDC. On April 25, 2005, the court ordered a judgment in our favor in the amount of $47,495 and we intend to collect on this judgment using all available means.

15.	Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Flexible Solutions International, Inc. (“we,” “us,” and “our”) develops, manufactures and markets specialty chemicals that slow the evaporation of water. Our initial product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Our newest product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. We also make and sell dispensers which automate the deployment of our chemical products.

Results of Operations

The following analysis and discussion pertains to our results of operations for the three and six month periods ended June 30, 2006, as compared to the results of operations for the three and six month periods ended June 30, 2005, and to changes in our financial condition from December 31, 2005 to June 30, 2006.

Six Months Ended June 30, 2006 and 2005

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Six Months Ended June 30,			% Change			% Change
Sales	2006	2005	2004		2006-2005		2005-2004
Energy Segment	$997,119	$765,621	$759,754		30%		1%
Polymer Segment	$3,761,714	3,122,093	276,127	*	20%		1,030%	*
Consolidated	$4,758,833	$3,887,714	$1,035,871		22%		314%
Gross Profit
Energy Segment	$542,972	$310,557	$357,327		75%		(13%	)
Polymer Segment	$1,445,486	1,445,212	267,537	*	0%		440%	*
Consolidated	$1,988,458	$1,755,759	$624,864		13%		181%
SG&A
Energy Segment	$1,132,794	$1,293,921	$994,893		(12%	)	30%
Polymer Segment	$1,119,894	889,583	238,591	*	26%		273%	*
Consolidated	$2,252,688	$2,183,504	$1,233,484		3%		77%
Interest Income
Energy Segment	$1,853	$3,616	$30,470		(49%	)	(88%	)
Polymer Segment	$--	--	--	*	--		--	*
Consolidated	$1,853	$3,616	$30,470		(49%	)	(88%	)
Net Income (Loss)	$(135,298)	$(424,119)	$(578,150)		68%		27%

_____________________

* Full six months of Polymer segment data is not available as indicated. Our polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

For the six months ended June 30, 2006 we had a net loss of $135,298 as compared to a net loss of $424,119 for the six months ended June 30, 2005. Increased brand recognition, increased sales of our residential swimming pool product, ECO$AVR®, and increased sales from our NanoChem division resulted in sales of $4,758,833 in the six months ended June 30, 2006, as compared to $3,887,714 in the six months ended June 30, 2005. Our Energy segment had sales of $997,119 for six months ended June 30, 2006, as compared to $765,621 for the six months ended June 30, 2005, an increase of 30%. Our Polymer segment had sales of $3,761,714 for the six months ended June 30, 2006, as compared to sales of $3,122,093 for the six months ended June 30, 2005, an increase of 20%.

Our management is satisfied with the effect of the acquisition of assets from Donlar Corporation (“Donlar”), as the NanoChem division (which is comprised of the former Donlar assets) has contributed greatly to sales and cash flow and is starting to replace the capital expended to acquire the assets. In addition, opportunities to synergistically cross-sell all of our divisions’ products have already generated leads to new business and the swimming pool division has discovered ways to help NanoChem increase utilization of its Peru, Illinois factory, while decreasing our costs as a whole. We maintained expenditures in the areas of WATER$AVR® product sales and marketing costs and production equipment development costs. The major factors that contributed to our increased revenue were greater sales from our HEAT$AVR® and ECO$AVR® swimming pool division and an increase in sales from our newly-formed NanoChem division. NanoChem sales are much less seasonal than those of our WATER$AVR® product and HEAT$AVR® and ECO$AVR® products divisions. As NanoChem sales increase, we anticipate that we will experience a reduction in the volatility of our sales over time.

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

Our operating expenses were $2,252,688 for the six months ended June 30, 2006 as compared to $2,183,504 for the six months ended June 30, 2005. As sales increased 22%, a modest increase in operating expenses of 3% is reasonable. Our largest increases were in research and development ($80,264 for the six months ended June 30, 2006, as compared to $18,404 for the six months ended June 30, 2005) and professional fees ($160,873 for the six months ended June 30, 2006, as compared to $126,449 for the six months ended June 30, 2005). The increase in professional fees is the result of costs incurred in intellectual property prosecution and protection. Consulting expenses increased ($196,049 for the six months ended June 30, 2006, as compared to $91,787 for the six months ended June 30, 2005) as a direct result of recognizing $125,021 for the six months ended June 30, 2006 (2005 - $36,400) for stock options granted to consultants. The increase in wages and administrative salaries are in part due to the application of SFAS 123 (R) that now requires companies to apply a fair value based measurement method to employee stock options. After applying SFAS 123(R) to employee granted stock options, the company recognized an additional $251,910 in expenses for the six months ended June 30, 2006. Our decreases in advertising ($32,384 for the six months ended June 30, 2006, as compared to $44,685 for the six months ended June 30, 2005), travel ($49,488 for the six months ended June 30, 2006 as compared to $78,866 for the six months ended June 30, 2005) and telecommunications ($15,026 for the six months ended June 30, 2006 as compared to $22,890 for the six months ended June 30, 2005) are the result of better cost-control in these areas instituted by management over the past year. The decrease in interest expense ($1,044 for the six months ended June 30, 2006, as compared to $62,189 in the six months ended June 30, 2005) is a direct result of the Company paying off the short-term loan used for the purchase of assets to create the NanoChem division.

Our Energy segment generated $1,132,794 in operating expenses in the six months ended June 30, 2006, a decrease from $1,293,921 from the six months ended June 30, 2005. This twelve percent decrease is partially attributable to the stock options that vested in our quarter ended June 30, 2005. Our Polymer segment generated $1,119,894 in operating expenses in the six months ended June 30, 2006, an increase from $889,583 for the six months ended June 30, 2005. This twenty six percent increase is attributable to the twenty percent increase in sales as well as the application of SFAS 123(R).

Our net loss for the six months ended June 30, 2006 was $135,298, a decrease from our net loss of $424,119 in the six months ended June 30, 2005. The decrease in net loss is attributable to increased sales in all divisions, as compared to the six months ended June 30, 2005, augmented by positive operating cash from our NanoChem division. Our Energy segment’s net loss for the six months ended June 30, 2006 was $460,890, a decrease from our net loss of $979,748 in the six months ended June 30, 2005, which is attributable to our increased brand recognition and sales. Our Polymer segment’s net profit for the six months ended June 30, 2006 was $325,592, a decrease over the net profit of $555,629 for the six months ended June 30, 2005. This reduction in profits is attributable to higher cost of goods sold, a result of the rise in oil prices worldwide.

Our loss per share was $0.01 for the six months ended June 30, 2006, as compared to a loss of $0.03 per share for the six months ended June 30, 2005.

Three Months Ended June 30, 2006 and 2005

For the three months ended June 30, 2006, we experienced a net loss of $344,627, as compared to a net loss of $478,317 for the three months ended June 30, 2005. Increased brand recognition, increased sales of our residential swimming pool product, ECO$AVR®, and increased sales from our NanoChem division resulted in sales of $2,250,388 in the three months ended June 30, 2006, as compared to $1,868,133 in the three months ended June 30, 2005. Our Energy segment had sales of $383,337 for the three months ended June 30, 2006, as compared to $334,726 for the three months ended June 30, 2005, an increase of 15%. Our Polymer segment had sales of $1,867,051 for the three months ended June 30, 2006, as compared to sales of $1,533,407 for the three months ended June 30, 2005, an increase of 22%.

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

Our operating expenses were $1,164,607 for the three months ended June 30, 2006, a decrease of $129,085 over the three months ended June 30, 2005. We continued our sales and marketing efforts for our WATER$AVR® product line, with the objective of closing our first major sales as soon as possible. The largest increases in operating expenses were in the areas of wages ($322,092 for the three months ended June 30, 2006, as compared to $202,388 in the three months ended June 30, 2005), administrative salaries ($159,192 for the three months ended June 30, 2006, as compared to $71,071 in the three months ended June 30, 2005), and research ($42,661 in the three months ended June 30, 2006, as compared to $2,896 in the three months ended June 30, 2005). The increase in wages and administrative salaries are in part due to the application of SFAS 123 (R) that now requires companies to apply a fair value based measurement method to employee stock options. After applying SFAS 123(R) to employee granted stock options, the company recognized an additional $125,955 in expenses this quarter. These increases are also partially accounted for by the increase in sales and represent a permanent increase in operating costs related to the new level of sales. The increase in consulting ($108,248 for the three months ended June

30, 2006 as compared to $47,535 for the three months ended June 30, 2005) are a result of stock option expenses. The decrease in investor relations ($31,034 for the three months ended June 30, 2006, as compared to $484,950 in the three months ended June 30, 2005) was the result of stock option expenses incurred in 2005. Our decreases in travel ($30,735 for the three months ended June 30, 2006, as compared to $41,101 in the three months ended June 30, 2005), telecommunications ($8,029 for the three months ended June 30, 2006 as compared to $12,602 for the three months ended June 30, 2005) and commissions ($32,765 for the three months ended June 30, 2006, as compared to $47,073 in the three months ended June 30, 2005) are the result of better cost-control in these areas instituted by management over the past year. The decrease in interest expense ($0 for the three months ended June 30, 2006, as compared to $24,514 in the three months ended June 30, 2005) is a direct result of the Company paying off the short-term loan used for the purchase of assets to create the NanoChem division.

Our Energy segment generated $582,646 in operating expenses in the three months ended June 30, 2006, a decrease from $883,359 for the three months ended June 30, 2005. This 34 percent decrease is attributable to the stock options that vested in our quarter ended June 30, 2005. Our Polymer segment generated $581,961 in operating expenses in the three months ended June 30, 2006, an increase of $171,628. This 42% increase is attributable to the twenty two percent increase in sales as well as the application of SFAS 123(R).

Our net loss for the three months ended June 30, 2006 was $344,626, a decrease from our net loss of $478,317 in the three months ended June 30, 2005. The decrease in net loss is attributable to increased sales in all divisions, as compared to the three months ended June 30, 2005, augmented by positive operating cash from our NanoChem division. Our Energy segment’s net loss for the three months ended June 30, 2006 was $507,334, a decrease from our net loss of $695,836 in the three months ended June 30, 2005, which is attributable to our increased brand recognition and sales. Our Polymer segment’s net profit for the three months ended June 30, 2006 was $162,708, a decrease over the net profit of $217,519 for the three months ended June 30, 2005. This reduction in profits is attributable to higher cost of goods sold, a result of the rise in oil prices worldwide.

Our loss per share was $0.03 for the three months ended June 30, 2006, as compared to a loss of $0.04 per share for the three months ended June 30, 2005.

Liquidity and Capital Resources

The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources.

	June 30, 2006	December 31, 2005	Increase (Decrease)
Cash and cash equivalents	$913,251	$526,292	$386,959
Working capital	3,673,431	3,110,090	563,341

We have cash on hand of $913,251 as of June 30, 2006, as compared to cash on hand of $526,292 at December 31, 2005. The overall increase in cash and cash equivalents is a result of the positive cash flow from the NanoChem division.

As of March 31, 2006, we had working capital of $3,673,431, as compared to working capital of $3,101,090 on December 31, 2005. The increase in working capital is the result of sales revenue exceeding cash costs of producing the revenue.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including the fluctuations in our operating results, shipments, accounts receivable collections, and inventory management. As our sales continue to build, our accounts receivable will increase and our overall inventory levels will also increase.

Because we repaid the short-term loan due in June 2005 (incurred in connection with our purchase of the Donlar assets, used to create the NanoChem division), we have no other commitments or guarantees in the next 12 months that will materially affect our cash position or needs. We believe we have sufficient capital to support our business and operations for at least the next 12 months. We anticipate utilizing approximately $500,000 in the next twelve months attempting to close sales in California, Spain and Australia and to extend certain core U.S. patents to select other countries. Approximately 80% of these expenditures will be related to expanding sales for our WATER$AVR® product.

There can be no assurance that any of the expenditures will result in additional sales. In the event that our capital resources are not sufficient for the continued expansion of the Company, new capital will be needed or marketing expenses will have to be curtailed until capital is available. There is no guarantee that capital will be available on terms acceptable to the Company or at all. We have no investment banking agreements in place at this time.

Subsequent Events

There were no subsequent events.

Restatement of Financial Statements

The accompanying financial statements have been restated to revise certain stock-based compensation expense. In October 2005, while completing a registration statement for securities issued in the second quarter of 2005, we determined that certain disclosures made in connection with our stock-based compensation expense required adjustment. In September 2002, we entered into a distribution agreement with Ondeo Nalco Company (“Ondeo”) whereby Ondeo agreed to serve as the exclusive distributor of our WATER$AVR® products for so long as Ondeo maintained a certain threshold sales level as defined in the agreement. As consideration for signing the agreement, Ondeo was granted an option to purchase 2,000,000 shares of our common stock. Half of the option for one million shares was exercisable immediately at an exercise price of $4.25 for each common share. The remaining half of the option for 1,000,000 shares was exercisable after certain threshold sales targets were achieved at a price of $5.50 for each common share.

In determining the stock-based compensation expense for the nine months ended September 30, 2002, we expensed the entire fair value of the stock option believing that the option fully vested upon the signing of the agreement. In our October 2005 review, however, we determined that: (i) first, as stated above, half of the option to purchase 1,000,000 shares of common stock did not vest and was not exercisable until the threshold sales target had been met, which would not be until five years after the signing of the distribution agreement; and (ii) second, we did not consider Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services; EITF No. 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees; and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer.

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

In the fourth quarter of the year ended December 31, 2003, we determined that Ondeo would not attain the minimum sales targets stipulated in the agreement. Consequently, the agreement and corresponding stock option was cancelled. We accounted for the cancellation of the stock option in accordance with Statement of Financial Accounting Standard No. 123 similar to a forfeiture of stock options and reversed $2,480,200 of the stock compensation expense previously recorded in fiscal 2002. Had we accounted for the cancellation of the stock option correctly, we would have reversed the amended stock-based compensation expense of $54,080 that was recorded in the first quarter ended March 31, 2003.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

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

As part of our internal control protocols our senior management selects for review in the next reporting period various numerical data from the previous period. During the compilation of data to be used in the financial statements contained in the our Annual Report for the year ended December 31, 2005, senior management discovered that the number assigned to inventory for the quarter ended September 30, 2005 appeared to be suspect and immediately investigated the issue. Within fifteen days of senior management's review, a mis-transcription in the inventory number was identified and corrected.

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

On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against us, WaterSavr Global Solutions Inc. (“WGS”), our wholly-owned subsidiary, and Daniel B. O’Brien, our Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The parties completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. We consider the case to be without merit, deny the plaintiffs claims and intend to file counterclaims against the plaintiff for failure to repay financial obligations owed to us of almost $40,000, as well as unspecified damages arising out of the plaintiff’s disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in our consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable.

On May 1, 2003, we filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A., seeking the return of 100,000 shares of our common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding we seek the return of such shares after defendants’ failure to both return the shares voluntarily and repay the note. On May 7, 2003, we obtained an injunction freezing the transfer of the shares. On May 24, 2004, there was a hearing on defendants’ motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. No amounts have been recorded as receivable in our consolidated financial statements as the outcome of this claim is not determinable.

On May 28, 2004, Sun Solar Energy Technologies, Inc. (“Sun Solar”), filed a lawsuit in the Federal Court of Canada, against us, Flexible Ltd., and Mr. O’Brien. Sun Solar is seeking: (a) a declaration that the trademark “Tropical Fish” is available for use by Sun Solar; (b) injunctive relief against further use of the “Tropical Fish” trademark by us; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by us, Flexible Ltd. and Mr. O’Brien of the “Tropical Fish” trademark, as well as any other “confusingly similar trademarks” or proprietary trade dresses. On August 9, 2004, we filed our defenses and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the “Tropical Fish” trademark by Sun Solar; (y) a declaration that the “Tropical Fish” trademark is owned by us, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery and examinations for discovery of all parties. No amounts have been recorded as receivable in the Company’s consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

On July 23, 2004, we filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko. The action arises out of a joint product development agreement entered into between the us and Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock. In return, Tatko granted us a five-year option to purchase 20% of Tatko’s outstanding capital stock. Tatko has since refused to collaborate on the agreement and we seek declaratory relief stating that Tatko is not entitled to the 100,000 shares of our restricted common stock. The litigation is still pending at this time.

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

On January 12, 2005, we filed a lawsuit in the Court of the Queen’s Bench of Alberta, seeking indeterminate damages resulting from a breach of contract by Calgary Diecast Corporation (“CDC”). The contract at issue was never completed and our raw materials remain in the possession of CDC. On April 25, 2005, the court ordered a judgment in our favor in the amount of $47,495.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual General Meeting of the Company’s shareholders was held on June 15th 2006. At the meeting, the following persons were re-elected as directors for the upcoming year:

Name	Votes For	Votes Against	Abstained
Daniel B. O’Brien	9,339,545	19,650	3,628,121
Dr. Robert N. O’Brien	9,339,475	19,750	3,628,091
John H. Bientjes	9,339,075	20,150	3,628,091
Dale Friend	9,339,175	20,050	3,628,091
Eric Hodges	9,338,775	19,950	3,628,591

At the meeting, the grant of stock options for the following officers and directors were approved as follows:

Name	Votes For	Votes Against	Abstained
Daniel B. O’Brien	7,168,373	116,480	5,702,463
Dr. Robert N. O’Brien	7,168,473	116,380	5,702,463
John H. Bientjes	7,257,973	26,380	5,702,963
Dale Friend	7,258,173	26,180	5,702,963
Eric Hodges	7,258,173	26,180	5,702,963

At the meeting, the following proposals were ratified by the shareholders:

1.	Approval of the Annual Report as filed with the SEC

2.	Approval of the selection of Cinnamon Jang Willoughby & Company as the Company’s independent registered public accounts for the year ending December 31, 2006.

The following is a tabulation of the votes cast with respect to these proposals:

Proposal	Votes For	Votes Against	Abstained
1	7,262,041	7,550	5,717,725
2	9,355,275	3,350	3,628,691

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
3.2	Bylaws of the registrant. (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*

______________

*	Filed with this report.

(1)            Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006.

Flexible Solutions International, Inc.
By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	President and Chief Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Chief Financial Officer