Form 10QSB
period 2006-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2006-11-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 000-29649

_____________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company had 12,998,427 shares of Common Stock, par value $0.001 per share, outstanding as of October 23, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index

FORM 10-QSB

i

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for the purposes of the federal and state securities laws, including, but not limited to any projections of earnings, revenue or other financials items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

•	Increased competitive pressures from existing competitors and new entrants;

•	Increases in interest rate or our cost of borrowing or a default under any material debt agreement;

•	Deterioration in general or regional economic conditions;

•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	Loss of customers or sales weakness;

•	Inability to achieve future sales levels or other operating results;

•	The unavailability of funds for capital expenditures; and

•	Operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

ii

Index

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At September 30, 2006
(U.S. Dollars)

	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Current
Cash and cash equivalents	$418,425	$526,292
Accounts receivable	1,243,413	758,463
Income tax receivable	-	28,918
Loan receivable	36,385	35,228
Inventory	1,958,553	2,314,979
Prepaid expenses	169,628	137,315
	3,826,404	3,801,195

Property, equipment and leaseholds	4,250,682	4,657,383
Patents	154,526	143,822
Investment	369,000	369,000
	$8,600,612	$8,971,400
Liabilities
Current
Accounts payable and accrued liabilities	$283,406	$691,105
	283,406	691,105
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
12,998,427 (2005: 12,981,316) common shares	12,998	12,981
Capital in excess of par value	12,038,749	11,422,219
Other comprehensive income	211,364	153,253
Deficit	(3,945,905)	(3,308,158)

Total Stockholders’ Equity	8,317,206	8,280,295

Total Liabilities and Stockholders’ Equity	$8,600,612	$8,971,400

Commitments and Contingencies (Notes 13 & 14)

-- See Notes to Unaudited Consolidated Financial Statements --

Index

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2006	2005 (Restated) See Note 3

Sales	$1,913,958	$1,302,089
Cost of sales	1,027,274	737,938

Gross profit	886,684	564,151

Operating expenses
Wages	253,253	202,776
Administrative salaries and benefits	155,841	56,760
Advertising and promotion	3,450	17,246
Investor relations and transfer agent fee	82,676	41,897
Office and miscellaneous	29,815	57,456
Insurance	67,342	42,087
Interest expense	931	-
Rent	59,179	64,889
Consulting	94,811	26,069
Professional fees	51,564	107,257
Travel	28,729	26,318
Telecommunications	9,417	9,097
Shipping	8,251	11,272
Research	21,795	20,843
Commissions	40,206	24,161
Bad debt expense (recovery)	(234)	-
Currency exchange	752	64,653
Utilities	3,628	3,161
Depreciation	151,849	157,643
	1,063,255	933,585

Income (loss) before other items and income tax	(176,571)	(369,434)
Registration rights penalty	(326,710)	-
Interest income	832	528

Income (loss) before income tax	(502,449)	(368,906)
Income tax (recovery)	-	-

Net income (loss)	(502,449)	(368,906)
Deficit, beginning	(3,443,456)	(2,555,526)
Deficit, ending	$(3,945,905)	$(2,924,432)

Net income (loss) per share	$(0.04)	$(0.03)

Weighted average number of shares	12,987,799	12,840,446

Index
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2006 and 2005
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2006	2005 (Restated) See Note 3

Sales	$6,672,791	$5,189,803
Cost of sales	3,797,649	2,869,883

Gross profit	2,875,142	2,319,920

Operating expenses
Wages	851,744	639,601
Administrative salaries and benefits	475,982	165,836
Advertising and promotion	35,834	61,931
Investor relations and transfer agent fee	146,009	551,486
Office and miscellaneous	127,706	126,987
Insurance	161,050	104,874
Interest expense	1,974	62,189
Rent	176,978	168,560
Consulting	290,859	117,855
Professional fees	212,438	233,708
Travel	78,217	105,185
Telecommunications	24,442	31,987
Shipping	33,835	34,308
Research	102,059	39,247
Commissions	130,196	112,159
Bad debt expense (recovery)	190	-
Currency exchange	5,277	57,786
Utilities	13,258	14,662
Depreciation	447,894	488,729
	3,315,942	3,117,090

Income (loss) before other items and income tax	(440,800)	(797,170)
Registration rights penalty	(326,710)	-
Interest income	2,684	4,145

Income (loss) before income tax	(764,826)	(793,025)
Income tax (recovery)	(127,079)	-

Net income (loss)	(637,747)	(793,025)
Deficit, beginning	(3,308,158)	(2,131,407)
Deficit, ending	$(3,945,905)	$(2,924,432)

Net income (loss) per share	$(0.05)	$(0.06)

Weighted average number of shares	12,984,028	12,446,647

-- See Notes to Unaudited Consolidated Financial Statements --

Index

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2006	2005 (Restated) See Note 3

Operating activities
Net income (loss)	$(637,747)	$(793,025)
Stock compensation expense	641,358	527,050
Depreciation	447,894	488,729
	451,505	222,754
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(484,950)	(301,238)
(Increase) Decrease in income taxes	28,918	64,044
(Increase) Decrease in inventory	356,426	(755,743)
(Increase) Decrease in prepaid expenses	(32,313)	11,713
Increase (Decrease) in accounts payable	(407,699)	(44,858)

Cash provided by (used in) operating activities	(88,113)	(803,328)

Investing activities
Short-term investments	-	559,440
Investments	-	(98,000)
Loan receivable	(1,157)	(1,157)
Development of patents	(10,704)	-
Acquisition of property and equipment	(41,193)	(130,661)

Cash provided by (used in) investing activities	(53,054)	329,622

Financing activities
Short-term loan	-	(3,150,000)
Proceeds from issuance of common stock	(24,809)	3,426,094

Cash provided by financing activities	(24,809)	276,094

Effect of exchange rate changes on cash	58,109	132,709

Inflow (outflow) of cash	(107,867)	(64,903)
Cash and cash equivalents, beginning	526,292	558,795

Cash and cash equivalents, ending	$418,425	$493,892

Supplemental disclosure of cash flow information:
Registration rights penalty	$(326,710)	-
Interest received	$2,684	$528

-- See Notes to Unaudited Consolidated Financial Statements --

Index

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2006
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2006, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Index

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

Index

Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write-downs have been necessary to date.

(d) Impairment of Long Lived Assets.

The Company assesses the recoverability of its long lived assets by determining whether the carrying value of the long lived assets can be recovered over their remaining lives through undiscounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. For the quarters ended September 30, 2006 and 2005, no impairment charges have been recognized.

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

Index

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

(k) Income (Loss) Per Share.

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year.  For the three quarters ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, all outstanding options were anti-dilutive.

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

(m) Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, short-term investments, accounts receivable, loan receivable, accounts payable and accrued liabilities and amounts due to shareholders were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

Index

3. Restatements as a Result of Correcting Inventory Levels.

In January 2006, while preparing financials for the year ended December 31, 2005, the Company discovered a material inventory error in the financial statements filed as part of the Company’s form 10Q-SB for the quarter ended September 30th 2005. During the inventory count of September 30th 2005 at the factory belonging to our NanoChem Solutions subsidiary, the inventory was overstated by $183,398 due entirely to a clerical error. Reliance on the inventory data led directly to the inaccuracies since identified in the Company’s financials contained in its 10Q-SB for the period ended September 30th 2005.

Statement of operations for the nine months ended September 30, 2005 -

	Previously	Increase
	Reported	(Decrease)	Restated
Cost of Goods Sold	$2,686,485	$183,398	$2,869,883
Gross Margin	2,503,318	(183,398)	2,319,920
Net Income (Loss)	(609,627)	(183,398)	(793,025)
Earnings per Share	(0.05)	(0.01)	(0.06)
Deficit, beginning	$(2,131,407)	-	$(2,131,407)
Deficit, ending	(2,741,034)	(183,398)	(2,924,432)

Statement of operations for the three months ended September 30, 2005 -

	Previously	Increase
	Reported	(Decrease)	Restated
Cost of Goods Sold	$554,540	$183,398	$(737,938)
Gross Margin	747,549	(183,398)	564,151
Net Income (Loss)	(185,508)	(183,398)	(368,906)
Earnings per Share	(0.01)	(0.02)	(0.03)
Deficit, beginning	$(2,555,526)	$-	$(2,555,526)
Deficit, ending	(2,741,034)	(183,398)	(2,924,432)

Balance sheet as at September 30, 2005 -

	Previously	Increase
	Reported	(Decrease)	Restated
Inventory	$2,355,729	$(183,398)	$2,172,331
Deficit, beginning	$(2,131,407)	-	$(2,131,407)
Deficit, ending	(2,741,034)	(183,398)	(2,924,432)

4. Loan Receivable.

	2006	2005
5% loan receivable due on demand	$ 36,385	$ 35,228

5. Prepaid Expenses.

	2006	2005
Security deposit and prepaids	$ 169,628	$ 137,315

Index

6. Property, Equipment and Leaseholds.

	Cost	Accumulated Amortization	2006 Net	2005 Net
Buildings	$3,144,259	$657,543	$2,486,716	$2,688,341
Computer hardware	58,407	32,587	25,820	29,962
Furniture and fixtures	18,383	8,287	10,096	10,965
Office equipment	30,398	17,221	13,177	15,081
Manufacturing equipment	2,224,122	927,752	1,296,370	1,488,208
Trailer	2,080	1,409	671	831
Leasehold improvements	41,295	25,242	16,053	21,362
Trade show booth	7,792	4,199	3,593	4,447
Land	398,186	-	398,186	398,186
	$5,924,922	$1,674,240	$4,250,682	$4,657,383

7. Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. The amounts recorded represent the fees paid to date. As the patent process is not yet completed, amortization has not yet been recognized. Patents are amortized over their useful lives once granted.

	2006	2005
Patents	$154,526	143,822

8. Investment.

	2006	2005
Tatko Inc.	$271,000	$271,000
Air Water Interface Delivery & Detection Inc.	$98,000	98,000
	$369,000	$369,000

On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. (“Tatko”) for consideration of the issuance of 100,000 shares of our common stock. The option to purchase the shares of Tatko expires on May 31, 2008. The cost of the investment has been accounted for based on the original fair market value of our common stock on May 31, 2003. See Contingencies (Note 14).

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

The following table summarizes stock option activity for the years ended December 31, 2005 and 2004 and for the nine months ended September 30, 2006:

Index

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2003	1,711,000	$1.00 - $4.25	$2.84
Granted	572,740	$3.00 - $4.60	$3.46
Exercised	(37,000)	$1.00 - $2.50	$1.55
Expired	(5,000)	$4.25	$4.25
Cancelled	(1,000,000)	$1.50 - $3.50	$2.50

Balance, December 31, 2004	1,241,740	$1.00 - $4.60	$2.87
Granted	30,000	$3.58 - $4.40	$4.17
Exercised	(162,000)	$1.40	$1.40
Expired	(49,000)	$3.00 - $4.25	$3.52

Balance, December 31, 2005	1,060,740	$1.00 - $4.55	$3.44
Granted	1,115,000	$3.25 - $3.50	$3.25
Cancelled	(65,889)	$1.20 - $4.25	$2.66
Exercised	(17,111)	$1.40	$1.40

Balance, September 30, 2006	2,092,740	$1.00 - 4.55	$3.37

The fair value of each option grant is calculated using the following weighted average assumptions:

	2005	2004	2003
Expected life - years	5.0	5.0	5.0
Interest rate	3.65%	3.5%	2.87%
Volatility	52.0%	49.0%	49.0%
Dividend yield	- %	- %	- %

During the nine months ended September 30, 2006, the Company granted 440,000 options to purchase common stock to outsiders and has applied FAS No. 123(R) using the Black-Scholes option-pricing model, which resulted in additional expenses of $104,451 this quarter (recorded as consulting and investor relations expense), for a total of $263,494 recognized year to date. During the period ended March 31, 2006, the Company granted 675,000 options to employees, resulting in an additional $125,955 in wages and administrative expenses in each quarter ended March 31, 2006, June 30, 2006 and September 30, 2006. During the year ended December 31, 2005, the Company granted 30,000 (2004 - 275,400) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $9,350 (2004 - $299,345). During the year ended December 31, 2005, the Company recognized $93,600 in expenses for 90,000 options granted in the year ended December 31, 2004, but which vested in the year ended December 31, 2005. During the year ended December 31, 2005, 250,000 options, which were granted in 2004, vested according to the fulfillment of certain milestones, which resulted in additional expenses of $422,500.

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

Index
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

11.  Capital Stock.

During the quarter ended September 30, 2006, the Company amended a stock option contract issued in 2001. The Company initially issued 20,000 common stock options with an exercise price of $1.40 to a consultant in exchange for services, which resulted in a consulting expense of $19,840 in the 2001 financial statements. On September 23, 2006, the Company amended these stock options and instead issued 11,111 common shares to the consultant for past services rendered and no other consideration was received. The market value of the common shares issued was calculated using the then-current trading price of $3.22 per share and totals $35,777. A consulting expense of $15,937, which represents the difference between the market value of the shares issued and the expense recognized in 2001, was recognized in the financial statements.

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

The purpose of these transactions was to provide sufficient working capital for the Company to retire the debt remaining from its acquisition of certain assets from Donlar Corporation in June 2004. Costs associated with these two capital raises, including the registration rights penalty payment of $326,710, were $847,110, making the net proceeds $2,855,640.

During the year ended December 31, 2005 the Company issued 162,000 shares of common stock at $1.40 per share upon exercise of stock options.

Index
12. Segmented, Significant Customer Information and Economic Dependency.

The Company operates in two segments:

(a) Development and marketing of two lines of energy and water conservation products (as shown under the column heading “EWCP” below), which consists of a (i) liquid swimming pool blanket which saves energy and water by storing evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blanket which is designed to be used in still or slow moving drinking water sources.

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

Index

	Nine Months Ended September 30th
	2006	2005
Revenue
EWCP	$1,226,550	$862,537
BPCA	5,446,241	4,327,266
Consolidated	6,672,791	5,189,803
Interest revenue
EWCP	2,684	4,088
BPCA	0	57
Consolidated	2,684	4,145
Interest expense
EWCP	301	6,611
BPCA	1,673	55,578
Consolidated	1,974	62,189
Depreciation and amortization
EWCP	42,792	42,452
BPCA	405,102	446,277
Consolidated	447,894	488,729
Segment profit (loss) prior to other items
EWCP	(1,084,519)	(1,417,298)
BPCA	643,719	620,128
Consolidated	(440,800)	(797,170)
Segment assets
EWCP	374,305	311,577
BPCA	4,030,903	4,580,700
Consolidated	4,405,208	4,892,277
Expenditures for segment assets
EWCP	12,270	118,245
BPCA	28,923	12,416
Consolidated	41,193	130,661
The EWCP shows a reduction in expenditures for segment assets due to a credit being issued on costs associated with development of new patents.

Index

The sales generated in the United States of America and Canada is as follows:

	2006	2005
Canada	$199,312	$154,063
United States and abroad	6,473,479	5,035,740
Total	$6,672,791	$5,189,803

The Company’s long-lived assets are located in Canada and the United States as follows:

	2006	2005
Canada	$369,086	$311,576
United States	4,036,122	4,580,701
Total	$4,405,208	$4,892,277

13. Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $468,757 over the term of four leases, the last expiring on September 30, 2009.

Commitments in each of the next five years are approximately as follows:

2006	$69,108
2007	147,948
2008	150,217
2009	101,484

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

On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, WaterSavr Global Solutions Inc. (“WGS”), the wholly-owned subsidiary of the Company, and Daniel B. O’Brien, the Company’s Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The parties completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. The Company considers the case without merit and is vigorously disputing the claims. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of the plaintiff’s disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company’s consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable

Index
On May 28, 2004, Sun Solar Energy Technologies, Inc. (“Sun Solar”), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Solutions Ltd., and Mr. O’Brien. Sun Solar is seeking: (a) a declaration that the trademark “Tropical Fish” is available for use by Sun Solar; (b) injunctive relief against further use of the “Tropical Fish” trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O’Brien of the “Tropical Fish” trademark, as well as any other “confusingly similar trademarks” or proprietary trade dresses. On August 9, 2004, the Company, Flexible Solutions Ltd. and Mr. O’Brien filed their defense and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the “Tropical Fish” trademark by Sun Solar; (y) a declaration that the “Tropical Fish” trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. The parties have completed documentary discovery and examinations for discovery of all parties. No amounts have been recorded as receivable in the Company’s consolidated financial statements and no amounts have been accrued as potential losses as the outcome of this claim is not determinable.

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

On January 12, 2005, the Company filed a lawsuit in the Court of the Queen’s Bench of Alberta, in which our subsidiary, Flexible Solutions Ltd., is inter-provincially registered. The Company was seeking indeterminate damages resulting from a breach of contract by Calgary Diecast Corporation (“CDC”). The contract at issue was never completed and raw materials belonging to the Company remain in the possession of CDC. On April 25, 2005, the court ordered a judgment in favor of the Company in the amount of $47,495 and the intention is to collect on this judgment using all available means.

15. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Index

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

Results of Operations

The following analysis and discussion pertains to our results of operations for the three and nine month periods ended September 30, 2006, as compared to the results of operations for the three and nine month periods ended September 30, 2005, and to changes in our financial condition from December 31, 2005 to September 30, 2006.

Nine Months Ended September 30, 2006, 2005 and 2004

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Nine Months Ended September 30,			% Change			% Change
Sales	2006	2005	2004		2006-2005		2005-2004
Energy Segment	$1,226,550	$862,537	$900,789		42%		(4%	)
Polymer Segment	$5,446,241	4,327,266	1,511,136	*	26%		186%	*
Consolidated	$6,672,791	$5,189,803	$2,411,925		29%		115%
Gross Profit
Energy Segment	$632,562	$393,344	$458,152		61%		(14%	)
Polymer Segment	$2,242,580	1,926,576	1,124,459	*	16%		71%	*
Consolidated	$2,875,142	$2,319,920	$1,582,611		24%		47%
SG&A
Energy Segment	$1,717,081	$1,810,643	$1,470,207		(5%	)	23%
Polymer Segment	$1,598,861	1,306,447	878,107	*	22%		49%	*
Consolidated	$3,315,942	$3,117,090	$2,348,314		6%		33%
Net Income (Loss) before other items	$(440,800)	$(797,170)	$(765,703	)*	45%		(4%	)*
Interest Income
Energy Segment	$2,684	$4,088	$33,463		(34%	)	(88%	)
Polymer Segment	$-	57	-	*	-		-	*
Consolidated	$2,684	$4,145	$33,463	*	(35%	)	(88%	)*
Registration rights penalty	$(326,710)	-	-		-		-
Net Income (Loss) after other items	$(764,826)	$(793,025)	$(732,240	)*	4%		(8%	)*

* Full nine months of Polymer segment data is not available as indicated. Our polymer segment was formed after the acquisition of certain assets of the Donlar Corporation in June 2004.

Index
For the nine months ended September 30, 2006 we had a net loss before other items of $440,800 as compared to a net loss before other items of $797,170 for the nine months ended September 30, 2005. Due to a contractual agreement from the equity raise in the spring of 2005, we recorded $326,710 as a registration rights penalty in the nine months ended September 30, 2006, increasing our loss. After all other items, our GAAP net loss for the nine months ended September 30, 2006 was $637,747 as compared to a net loss after other items of $793,025 for the nine months ended September 30, 2005. The $326,710 penalty recorded in the quarter ended September 30, 2006 is a one time occurrence that management believes should have been recorded directly against the corresponding capital, which was raised in 2005. However, at the date of issuance of the capital, it was deemed to be very unlikely that any obligation would arise and as such, we were not able to make a reasonable estimate of a potential liability. Given these circumstances, GAAP measures require we record the payment as an other item on our income statement. All contractual obligations related to the equity raised in 2005 are now complete and no more amounts will become due.

Increased brand recognition, increased sales of our residential swimming pool product, ECO$AVR®, and increased sales from our NanoChem division resulted in sales of $6,672,791 in the nine months ended September 30, 2006, as compared to $5,189,803 in the nine months ended September 30, 2005. Our Energy segment had sales of $1,226,550 for nine months ended September 30, 2006, as compared to $862,537 for the nine months ended September 30, 2005, an increase of 42%. Our Polymer segment had sales of $5,446,241 for the nine months ended September 30, 2006, as compared to sales of $4,327,266 for the nine months ended September 30, 2005, an increase of 26%.

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

Our operating expenses were $3,315,942 for the nine months ended September 30, 2006 as compared to $3,117,090 for the nine months ended September 30, 2005. As sales increased 29%, a modest increase in operating expenses of 6% is reasonable. Our largest increases were in research and development ($102,059 for the nine months ended September 30, 2006, as compared to $39,247 for the nine months ended September 30, 2005) and insurance ($161,050 for the nine months ended September 30, 2006 as compared to $104,874 for the nine months ended September 30, 2005). The insurance increase was unavoidable and is comparable to what others are experiencing in the industry. Our increase in research is a result of more money being spent to better compete in the market with new or improved products. Consulting expenses increased ($290,859 for the nine months ended September 30, 2006, as

Index
compared to $117,855 for the nine months ended September 30, 2005) as a direct result of recognizing $188,890 for the nine months ended September 30, 2006 (2005 - $54,600) for stock options granted to consultants. The increase in wages and administrative salaries are in part due to the application of SFAS 123 (R) that now requires companies to apply a fair value based measurement method to employee stock options. After applying SFAS 123(R) to employee granted stock options, the company recognized an additional $277,864 in expenses for the nine months ended September 30, 2006. Our decreases in advertising ($35,834 for the nine months ended September 30, 2006, as compared to $61,931 for the nine months ended September 30, 2005), travel ($78,217 for the nine months ended September 30, 2006 as compared to $105,185 for the nine months ended September 30, 2005) and telecommunications ($24,442 for the nine months ended September 30, 2006 as compared to $31,987 for the nine months ended September 30, 2005) are the result of better cost-control in these areas instituted by management over the past year. The decrease in interest expense ($1,974 for the nine months ended September 30, 2006, as compared to $62,189 in the nine months ended September 30, 2005) is a direct result of the Company paying off the short-term loan used for the purchase of assets to create the NanoChem division. The decrease in investor relations ($146,009 in the nine months ended September 30, 2006 as compared to $551,486 for the nine months ended September 30, 2005) is a direct result of large stock option expense in relation to our 2005 equity raise. During the nine months ended September 30, 2006, the company recognized $74,604 (2005 - $463,100) for stock options granted in relation to investor relations.

Our Energy segment generated $1,717,081 in operating expenses in the nine months ended September 30, 2006, a decrease from $1,810,643 from the nine months ended September 30, 2005. This five percent decrease is partially attributable to the stock options that vested in our quarter ended June 30, 2005 but is not wholly transparent due to the application of SFAS 123(R) which started in January 2006. Our Polymer segment generated $1,598,861 in operating expenses in the nine months ended September 30, 2006, an increase from $1,306,447 for the nine months ended September 30, 2005. This twenty two percent increase is attributable to the twenty six percent increase in sales as well as the application of SFAS 123(R).

Our net loss before other items for the nine months ended September 30, 2006 was $440,800, a decrease from our net loss of $797,170 in the nine months ended September 30, 2005. The decrease in net loss is attributable to increased sales in all divisions, as compared to the nine months ended September 30, 2005, augmented by positive operating cash from our NanoChem division. Our Energy segment’s net loss before other items for the nine months ended September 30, 2006 was $1,084,519, a decrease from our net loss of $1,417,298 in the nine months ended September 30, 2005, which is attributable to our increased brand recognition and sales. Our Polymer segment’s net profit for the nine months ended September 30, 2006 was $643,719, a modest increase over the net profit of $620,128 for the nine months ended September 30, 2005. This increase is not as high as could be expected for the 22 % increase of sales and is attributable to higher cost of goods sold, a result of the rise in oil prices worldwide, as well as the application of SFAS 123 (R).

Our net loss after other items and income tax is $637,747 for the nine months ended September 30, 2006 as compared to a net loss of $793,025 for the nine months ended September 30, 2005. The $326,710 penalty recorded in the quarter ended September 30, 2006 is a one time occurrence that management believes should have been recorded directly against the corresponding capital, which was raised in 2005. However, at the date of issuance of the capital, it was deemed to be very unlikely that any obligation would arise and as such, we were not able to make a reasonable estimate of a potential liability. Given these circumstances, GAAP measures require we record the payment as an other item on our income statement. All contractual obligations related to the equity raised in 2005 are now complete and no more amounts will become due.

Index

Our loss per share was $0.05 for the nine months ended September 30, 2006, as compared to a loss of $0.06 per share for the nine months ended September 30, 2005. Our loss per share prior to the registration rights penalty would have been $0.02.

Three Months Ended September 30, 2006 and 2005

For the three months ended September 30, 2006, we experienced a net loss before other items of $176,571, as compared to a net loss before other items of $369,434 for the three months ended September 30, 2005. Due to a contractual agreement from the equity raise in the spring of 2005, we recorded $326,710 as a registration rights penalty in the three months ended September 30, 2006, increasing our loss. After all other items, our GAAP net loss for the three months ended September 30, 2006 was $502,449 as compared to a loss of $368,309 for the three months ended September 30, 2005. The $326,710 penalty recorded in the quarter ended September 30, 2006 is a one time occurrence that management believes should have been recorded directly against the corresponding capital, which was raised in 2005. However, at the date of issuance of the capital, it was deemed to be very unlikely that any obligation would arise and as such, we were not able to make a reasonable estimate of a potential liability. Given these circumstances, GAAP measures require we record the payment as an other item on our income statement. All contractual obligations related to the equity raised in 2005 are now complete and no more amounts will become due.

Increased brand recognition, increased sales of our residential swimming pool product, ECO$AVR®, and increased sales from our NanoChem division resulted in sales of $1,913,958 in the three months ended September 30, 2006, as compared to $1,302,089 in the three months ended September 30, 2005. Our Energy segment had sales of $229,431 for the three months ended September 30, 2006, as compared to $96,916 for the three months ended September 30, 2005, an increase of 137%. Our Polymer segment had sales of $1,684,527 for the three months ended September 30, 2006, as compared to sales of $1,205,173 for the three months ended September 30, 2005, an increase of 40%.

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

Our operating expenses were $1,063,255 for the three months ended September 30, 2006, a modest increase of $129,670 over the three months ended September 30, 2005 considering the 47 % increase in sales. We continued our sales and marketing efforts for our WATER$AVR® product line, with the objective of closing major sales as soon as possible. The largest increases in operating expenses were in the areas of wages ($253,253 for the three months ended September 30, 2006, as compared to $202,776 in the three months ended September 30, 2005), administrative salaries ($155,841 for the three months ended September 30, 2006, as compared to $56,760 in the three months ended September 30, 2005), and investor relations ($82,676 for the three months ended September 30, 2006 as compared to $41,897 for the three months ended September 30, 2005). The increase in wages and administrative salaries are in part due to the application of SFAS 123 (R) that now requires companies to apply a fair value based measurement method to employee stock options. After applying SFAS 123(R) to employee granted stock options, the company recognized an additional $125,955 in expenses this quarter. These increases are also partially accounted for by the increase in sales and represent a permanent increase in operating costs related to the new level of sales. The increase in consulting ($94,811 for the three months ended September 30, 2006 as compared to $26,069 for the three months ended September 30, 2005) are a direct result of stock option expenses. The Company recognized $61,152 in stock option expenses related

Index
to consulting in the three months ended September 30, 2006 (2005 - $18,200). Our decreases in advertising ($3,450 for the three months ended September 30, 2006, as compared to $17,246 in the three months ended September 30, 2005) and office and miscellaneous ($29,815 for the three months ended September 30, 2006 as compared to $57,456 for the three months ended September 30, 2005) are the result of better cost-control in these areas instituted by management over the past year.

Our Energy segment generated $584,287 in operating expenses in the three months ended September 30, 2006, an increase from $516,723 for the three months ended September 30, 2005. This 13% increase is attributable to our increase of sales as well as the application of SFAS 123(R). Our Polymer segment generated $478,967 in operating expenses in the three months ended September 30, 2006, an increase of $62,103. This 15% increase is wholly attributable to the 40% percent increase in sales as well as the application of SFAS 123(R).

Our net loss before other items for the three months ended September 30, 2006 was $176,571, a decrease from our net loss before other items of $369,434 in the three months ended September 30, 2005. The decrease in net loss before other items is attributable to increased sales in all divisions, as compared to the three months ended September 30, 2005, augmented by positive operating cash from our NanoChem division. Our Energy segment’s net loss before other items for the three months ended September 30, 2006 was $494,698, an increase from our net loss of $433,933 in the three months ended September 30, 2005, which is attributable to the application of SFAS 123(R). Our Polymer segment’s net profit before other items for the three months ended September 30, 2006 was $318,127, an increase over the net profit before other items of $64,499 for the three months ended September 30, 2005. This 393% increase in profits is attributable to the 40% increase in sales, allowing the division to better obtain economies of scale.

Our net loss after other items is $502,449 for the three months ended September 30, 2006 as compared to a net loss after other items of $368,309 for the three months ended September 30, 2005. The $326,710 penalty recorded in the quarter ended September 30, 2006 is a one time occurrence that management believes should have been recorded directly against the corresponding capital, which was raised in 2005. However, at the date of issuance of the capital, it was deemed to be very unlikely that any obligation would arise and as such, we were not able to make a reasonable estimate of a potential liability. Given these circumstances, GAAP measures require we record the payment as an other item on our income statement. All contractual obligations related to the equity raised in 2005 are now complete and no more amounts will become due.

Our loss per share was $0.04 for the three months ended September 30, 2006, as compared to a loss of $0.03 per share for the three months ended September 30, 2005. Our loss per share prior to the registration rights penalty would have been $0.01.

Liquidity and Capital Resources

The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources. The following table summarizes our cash, cash equivalents and working capital that directly have an impact on our immediate and future cash needs and sources.

	September 30, 2006	December 31, 2005	Increase (Decrease)
Cash and cash equivalents	$418,425	$526,292	$(107,867)
Working capital	3,542,998	3,110,090	432,908

Index
We have cash on hand of $418,425 as of September 30, 2006, as compared to cash on hand of $526,292 at December 31, 2005. The overall decrease in cash and cash equivalents is a result of the increase in working capital.

As of September 30, 2006, we had working capital of $3,542,998, as compared to working capital of $3,101,090 on December 31, 2005. The increase in working capital is the result of sales revenue exceeding cash costs of producing the revenue.

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

Subsequent Events

There were no subsequent events.

Restatement of Financial Statements

In January 2006, while preparing financials for the year ended December 31, 2005, the Company discovered a material inventory error in the financial statements filed as part of the Company’s form 10Q-SB for the quarter ended September 30th 2005. During the inventory count of September 30th 2005 at the factory belonging to our NanoChem Solutions subsidiary, the inventory was overstated by $183,398 due entirely to a clerical error. Reliance on the inventory data led directly to the inaccuracies since identified in the Company’s financials contained in its 10Q-SB for the period ended September 30th 2005.

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

Index
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

Index
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

Index

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

Index

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

Index

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006.

Flexible Solutions International, Inc.
By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Chief Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Chief Financial and Accounting Officer