Form 10KSB
period 2006-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2007-03-29
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2006.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to ____________.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $8,373,597.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 2, 2007, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $22,390,584 based on the closing price for shares of the registrant’s common stock on the American Stock Exchange for that date.

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: As of March 2, 2007, there were 13,156,427 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2006 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

We were incorporated as Flexible Solutions, Ltd., a British Columbia corporation inter-provincially registered in Alberta, on January 26, 1991. On May 12, 1998, we merged Flexible Solutions Ltd. into Flexible Solutions International, Inc., a Nevada corporation. In connection with this merger, we issued 7,000,000 shares of common stock to the former shareholders of Flexible Solutions Ltd. in exchange for all of the outstanding shares of Flexible Solutions Ltd.

In June 2004 we purchased 52 U.S. and 139 International patents, as well as a 56,780 sq. ft. manufacturing plant near Chicago, Illinois from the bankruptcy estate of Donlar Corporation (“Donlar”) for $6.15 million. The patents that we acquired from Donlar relate to water-soluble chemicals (“TPAs”) which prevent corrosion and scaling in water pipes used in the petroleum, chemical, utility and mining industries. TPAs are also used to enhance fertilizers and improve crop yields and as additives for household laundry detergents, consumer care products and pesticides.

We operate through five wholly-owned subsidiaries: Flexible Solutions Ltd., WaterSavr Global Solutions Inc., NanoChem Solutions Inc., Nano Detect Technologies Inc., and Seahorse Systems Inc. Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

Our website is www.flexiblesolutions.com

Our Products

HEAT$AVR®/ECO$AVR

Our studies indicate that approximately 70% of the energy lost from a swimming pool occurs through water evaporation. HEAT$AVR® is a chemical product for use in swimming pools and spas that forms a thin, transparent layer on the water’s surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water. We have received reports from our commercial customers documenting energy savings of between $2,400 to $6,000 per year when using HEAT$AVR®.

ECO$AVR® is a patented, disposable dispenser designed for the residential pool and spa market. ECO$AVR® is made of molded plastic in the form of a ten-inch long colorful fish that is filled with enough HEAT$AVR® to cover the surface of a 400 sq. ft. swimming pool for about one month. The HEAT$AVR® solution inside the ECO$AVR® escapes into the water and rises to the surface to form a transparent layer on the water’s surface. Once the ECO$AVR® is empty the dispenser is removed and replaced.

In outdoor pools, the HEAT$AVR® also provides convenience compared to pool blankets. Pool blankets are plastic cover, which are cut to the size and shape of the surface of the pool or spa. Pool blankets float on the surface and, like the HEAT$AVR®, reduce energy cost by inhibiting water evaporation. However, it is often inconvenient to use conventional pool blankets because a pool blanket must be removed and stored before the pool can be used. Pool blankets do not provide any energy savings when not on the pool. Conversely, HEAT$AVR® eliminates the need to install, remove and store the blanket and works 24 hours a day. In addition, the use of HEAT$AVR® in an indoor pool results in even greater energy savings since indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure, less energy is required to maintain a pool at the desired temperature and there is a reduced load on the air-conditioning system.

HEAT$AVR® retails for between $200 and $300 per four gallon case in the United States. ECO$AVR® has a suggested retail price of between $11.95 and $14.95 in the United States. We market our HEAT$AVR® and ECO$AVR® products to homeowners with swimming pools and spas as well as operators of swimming pools and spas in hotels, motels, schools, and municipal and private recreational facilities.

We also make and sell products which automatically dispense HEAT$AVR® into commercial size swimming pools or spas at the rate of one ounce per 400 sq. ft. of water surface per day.

We have 7 non-exclusive distributorships in Canada and the United States for the sale of bulk HEAT$AVR® (without the ECO$AVR® dispenser) and exclusive distributorships in Australia, Chile, Japan, Korea, Spain, South Africa, Switzerland and Great Britain. We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States. We also advertise in trade magazines, maintain a semi-annual newsletter that is sent to buyer associations, customers and potential customers, and maintain a website which is information about our products.

WATER$AVR®

This product utilizes our HEAT$AVR technology to reduce water evaporation in reservoirs, potable water storage tanks, livestock watering ponds, aqueducts, canals and irrigation ditches. WATER@AVR may also be used for lawn and turf care and potted and bedding plants.

WATER$AVR® is sold in granulated form is provided in shaker containers holding ¾ lbs. or in 50 lbs. weatherproof bags. WATER$AVR® can be applied by hand or by fully automated scheduled metering, and we also offer an automatic dispenser for WATER$AVR®.

Tests have indicated that WATER$AVR®:

•	Reduces daily water evaporation as much as 54%
•	Reduces monthly water evaporation as much as 37%
•	Is odorless
•	Has no effect on invertebrates or vertebrates
•	Has no anticipated effect on any current drinking water treatment processes and
•	Is biodegradable

We have two full-time employees and one part-time employee who are involved in the sales and marketing of WATER$AVR®.

WATER$AVR—BTI™

WATER$AVR—BTI™ combines evaporation control with an environmentally friendly method of killing mosquito larvae during the first, second and third stages of development. Combined with our original WATER$AVR® product, WATER$AVR—BTI™ can be quickly and evenly spread across large and small water surfaces and can be constrained to the water/air interface where larvae must go to obtain air. Tests conducted by the Entomology Department at the Louisiana State University Agricultural

Center showed that the use of WATER$AVR—BTI™ resulted in a 100% kill rate of mosquito larvae in contact with the product.

TPAs

TPAs for Oilfields. TPAs are used to reduce scale and corrosion in various “topside” water systems. They are used in place of traditional phosphate and other products when biodegradability is required by environmental regulations. We have the ability to custom manufacture TPAs depending on the specific water conditions associated with any oil well.

TPAs for the Agricultural Industry. TPAs have the ability to reduce fertilizer crystallization before, during and after application and can also prevent crystal formation between fertilizer and minerals present in the soil. Once crystallized, fertilizer and soil minerals are not bio-available to provide plant nourishment. As a result, in select conditions the use of TPAs either blended with fertilizer or applied directly to crops can increase yields significantly. TPAs are designated for crop nutrient management programs and should not be confused with crop protection and pesticides or other agricultural chemical applications. We sell TPAs through agricultural input companies, with a current emphasis on the Western United States. Depending on the application, these TPA products are marketed under a variety of brands including Amisorb, LYNX, MAGNET, AmGro and VOLT. Markets of significance include potatoes, sugar beets, cotton, tomatoes, almonds and other high value per acre crops.

TPAs for Irrigation. The crystallization prevention ability of TPAs can also be useful in select irrigation conditions. By reducing calcium carbonate scale propagation, TPAs can prevent early plugging of drip irrigation ports, reduce maintenance costs and lengthen the life of equipment. TPAs compete with acid type scale removers, but have the advantages of a positive yield effect on the plant, as well as an easier deployment formulation with liquid fertilizers when used as part of a “fertigation” program. Our TPAs for drip irrigation scale prevention are at an early stage of commercialization and will be marketed and sold through the same channels as TPAs used by the agricultural industry.

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

Competition

HEAT$AVR® and ECO$AVR™

We are aware of only one other company that manufactures a product that competes with HEAT$AVR®. This other product has had limited sales to date and does not have the important convenience factor of our ECO$AVR® product. In addition to this existing competitor, our previous distributor, Sun Solar Energy Technologies Inc. (hereinafter referred to as “Sun Solar”), has recently begun selling a product that directly competes with our ECO$AVR® product. This product, while having a higher price point and limited sales history to date, must be taken seriously because of the expertise Sun Solar derived from working with us between 1998 ad 2004 as our exclusive North American sales channel of ECO$AVR®’s predecessor product.

HEAT$AVR® also competes with plastic pool blanket products. However, we believe that HEAT$AVR® is more effective and convenient than pool blankets.

WATER$AVR®

Aegis Chemical Industries Ltd. of India directly competes with WATER$AVR®. We believe our WATER$AVR® product is superior for the following reasons:

•
Easier Application. WATER$AVR® may be applied directly to the water surface by hand or machine. Our competition requires premixing to dilute the product to usable strength, followed by extensive pumping.

•	Cost. In order to achieve comparable water savings levels, other products cost more than WATER$AVR®.

As water conservation is an important priority throughout the world, numerous researchers are working to develop solutions that may compete with, or be superior to, WATER$AVR.

WATER$AVR—BTI™

Although we are not aware of any direct competition with WATER$AVR—BTI™, the pest control industry is very large and well funded and there are a multitude of alternative methods and materials that can be used for mosquito control. We believe that we will be able to compete by providing an environmentally sensitive product which is less expensive than traditional products.

TPAs

Our TPA products have direct competition with Lanxess AG (recently spun out of Bayer AG), a German manufacturer of TPAs, which uses a patented process different from ours. We have cross-licensed each other’s processes and either company can use either process for the term of the patents involved. We believe that Lanxess has approximately the same production capacity and product costs as we do. We believe that we can compete effectively with Lanxess by offering excellent customer service in oilfield sales, superior distributor support in the agricultural marketplace and flexibility due to our relative size. In addition, we intend to continue to seek market niches that are not the primary targets of Lanxess.

Our TPA products face indirect competition from other chemicals in every market in which we are active. In oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect. For crop enhancement, increased fertilizer levels or reduced concentrations can serve as a substitute for TPAs. In irrigation scale control, acid washes are our prime competitor. In detergent, poly-acrylic acid is most often used due to price advantage. Notwithstanding the above, we believe our competitive advantages include:

•	Biodegradability compared to competing oil field chemicals;

•	Cost-effectiveness for crop enhancement compared to increased fertilizer use; and
•	Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale markets.
•	Biodegradability compared to poly-acrylic acid for detergents;

Manufacturing

Our HEAT$AVR® and ECO$AVR® products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for these products and we do not have any long term supply contracts for any such items. We manufacture these products in our plant in Calgary, Alberta, Canada.

Our WATER$AVR® products are manufactured under contract with Ondeo Nalco Company (“Ondeo”) under an agreement which expires April 2007, with a five-year extension available. We are not required to purchase any minimum quantity of this product.

Our 56,780 sq. ft. facility in Peru, Illinois manufactures our TPA products. Raw materials for TPA production are sourced from various manufacturers throughout the world and we believe they are available in sufficient quantities for any expected increase in sales. Raw materials are, however, derived from crude oil and are subject to price fluctuations related to world oil prices.

Government Regulations

HEAT$AVR® and ECO$AVR®

Chemical products for use in swimming pools are covered by a variety of governmental regulations in all countries where we sell these products. These regulations cover packaging, labeling, and product safety. We believe our products are in compliance with these regulations.

WATER$AVR®

Our WATER$AVR® product is subject to regulation in most countries, particularly for agricultural and drinking water uses. We do not anticipate that governmental regulations will be an impediment to marketing WATER$AVR® because the components in WATER$AVR® have historically been used in agriculture for many years for other purposes. Nevertheless, we will need to obtain approval to sell WATER$AVR® in the United States for agricultural and drinking water uses. We have received National Sanitation Foundation approval for the use of WATER$AVR in drinking water in the United States.

WATER$AVR—BTI™

As a pesticide, WATER$AVR—BTI™ was approved by the EPA for commercial sale in the United States on November 30, 2005. We began marketing this product commercially in 2006. While EPA approval applies only to registration of the product in the United States, we believe EPA approval may expedite product registration and approval processes in other parts of the world. We will apply for certification in any country where significant markets are identified.

TPAs

In the oil field and agricultural markets we have received government approval for all TPAs currently sold. In the detergent market, there are currently no regulatory requirements for use of TPAs in detergent formulations. For personal care products such as shampoo and toothpaste, there are various regulatory bodies, including the National Sanitation Foundation and the United States Food and Drug Administration, that regulate TPA use. If we begin to market our TPA products to these industries, we will need to satisfy applicable regulatory requirements.

Proprietary Rights

Our success is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and nondisclosure agreements to protect our proprietary technology. We currently hold 56 U.S. patents and 139 International patents which expire at various dates between 2011 and 2020. We also have three U.S. patent applications pending and have applied to extend these pending patents to certain other countries where we operate. There can be no assurance that our pending patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

Research and Development

We spent $123,254 for the year ended December 31, 2006 and $57,806 for the year ended December 31, 2005 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2006 we had 26 employees, including one officer, fifteen sales and customer support personnel, and ten manufacturing personnel. None of our employees is represented by a labor union and we have experienced no work stoppages to date.

Risk Factors

This Form 10-KSB contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by us, this section includes a discussion of important factors that could affect our future operations and result in a decline in the market price of our common stock.

We have incurred significant operating losses since inception and may not sustain profitability in the future.

We have experienced operating losses and negative cash flow from operations since our inception and we currently have an accumulated deficit. To the extent our revenues do not increase, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not be profitable. Even if we become profitable in the future, we may not remain profitable.

Fluctuations in our operating results may cause our stock price to decline.

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our common stock include:

•	demand for and market acceptance of our products;

•	competitive pressures resulting in lower selling prices;

•	adverse changes in the level of economic activity in regions in which we do business;

•	adverse changes in industries, such as swimming pool construction, on which we are particularly dependent;

•	changes in the portions of our revenue represented by various products and customers;

•	delays or problems in the introduction of new products;

•	the announcement or introduction of new products, services or technological innovations by our competitors;

•	variations in our product mix;

•	the timing and amount of our expenditures in anticipation of future sales;

•	increased costs of raw materials or supplies; and

•	changes in the volume or timing of product orders.

Our operations are subject to seasonal fluctuation.

The use of our swimming pool products increases in summer months in most markets and results in our sales from January to June being greater than in July through December. Markets for our WATER$AVR® product are also seasonal, dependent on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality. Our TPA business is the least seasonal, however there is a small increase in the spring related to inventory building for the crop season in the United States and a small slowdown in December as oilfield customers run down stock in advance of year end, but otherwise, little seasonal variation. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

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

Our WATER$AVR® product has not proven to be a revenue producing product and we may never recoup the cost associated with its development.

The marketing efforts of our WATER$AVR® product may result in continued losses. We introduced our WATER$AVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $400,000 on the marketing and production of our WATER$AVR® product in fiscal 2007.

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

Without the timely introduction of new products and enhancements, our products could become obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend upon several factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products and applications;

•	successfully commercialize new products in a timely manner;

•	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

•	differentiate our products from our competitors’ products.

In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenues.

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

In the year ended December 31, 2006, revenues from shipments made outside of the United States accounted for approximately 79% of our revenues, 80% in the year ended December 31, 2005 and 65% in the year ended December 31, 2004. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a country or region’s political or economic conditions, particularly in developing or emerging markets;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	differing tax laws and changes in those laws;

•	difficulty in staffing and managing widespread operations;

•	differing protection of intellectual property and changes in that protection; and

•	differing regulatory requirements and changes in those requirements.

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

Some of our products are flammable and must be stored properly to avoid fire risk. Additionally, some of our products may cause irritation to a person’s eyes if they are exposed to the concentrated product. Although we label our products to warn of such risks, our sales could be reduced if our products were to be viewed as being dangerous to use or if they are implicated in causing personal injury or property damage. We are not currently aware of any circumstances in which our products have caused harm or property damage to consumers. Nevertheless, litigation regarding the handling, storage and safety of our products would have a material adverse effect on our business and results of operations.

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

Our business would be adversely affected if the executive services of Daniel B. O’Brien ceased to be available to us because we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry. If Mr. O’Brien no longer served as our President and Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Item 2.	Description of Property.

We lease 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $4,368 per month. This lease is effective through June 2009. We lease an 11,000 sq. ft. building in Calgary, Alberta for $7,592 per month which we use to manufacture our swimming pool products. This lease is effective through September 2009. We lease 1,488 sq. ft. in Richmond, British Columbia for sales and customer support at a cost of $1,202 per month. This lease is effective through December 2011. We lease 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $6,548 per month. This lease is effective through November 2007. We also own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products.

Item 3.	Legal Proceedings.

In January 2007 all litigation between Patrick Grant and us was settled. As part of the settlement we permitted Mr. Grant to exercise an option to purchase 100,000 shares of FSI’s common stock at a price of $1.50 per share and to exercise a second option to purchase 50,000 shares of FSI’s common stock at a price of $2.00 per share. Both options expire on April 15, 2007. FSI also forgave a loan to Mr. Grant in the amount of approximately $37,000. FSI, its subsidiaries and officers face no further liability in regard to the Grant lawsuit.

On July 23, 2004, we filed a breach of contract suit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. (“Tatko”). The action arises out of our joint product development agreement with Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock. In return, Tatko granted us a five-year option to purchase 20% of Tatko’s outstanding capital stock. Tatko has since refused to collaborate on the agreement and we have sought declaratory relief stating that Tatko is not entitled to the 100,000 shares of our restricted common stock. The litigation is still pending at this time. In addition, Tatko filed its own suit on September 24, 2004 in the Circuit Court of Cook County, Illinois seeking declaratory relief of its entitlement to our restricted common stock. On May 23, 2005, the Tatko suit was dismissed with prejudice by the Circuit Court. No amounts have been recorded as receivable in our consolidated financial statements and no amount has been accrued as a loss as the outcome of the claim against Tatko is not determinable.

In December 2006 all litigation between us and Sunsolar Energy Technologies was settled on a confidential basis.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Securities

Our common stock is traded on the American Stock Exchange under the symbol “FSI”. The following is the range of high and low closing sales or bid prices for our common stock for the periods indicated:

		High	Low
Year Ended December 31, 2005	First Quarter Second Quarter Third Quarter Fourth Quarter	$5.14 4.89 5.09 4.05	$3.52 3.70 3.80 2.70

		High	Low
Year Ended December 31, 2006	First Quarter Second Quarter Third Quarter Fourth Quarter	3.55 4.30 3.25 4.12	2.25 2.45 2.50 2.80

Prices represent high and low prices on the American Stock Exchange. As of December 31, 2006 we had approximately 1,700 shareholders.

Our common stock also trades on the Frankfurt stock exchange under the symbol “FXT.”

Shares Which May Be Issued

As of March 15, 2007 we had 13,163,627 outstanding shares of common stock. The following table lists additional shares of our common stock which may be issued as of March 15, 2007:

	Number Of Shares	Note Reference
Shares issuable upon the exercise of warrants held by private investors	987,400	A

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parites	2,126,740	B

A. Between April 14th and June 8th, 2005 we sold shares of our common stock in private transactions. In some cases warrants were issued as part of the financings. Information concerning the outstanding warrants are shown below.

Shares Issuable Upon Exercise Of Warrant	Issue Date	Exercise Price	Expiration Date

900,000 87,400	4/14/05 6/8/05	$4.50 $4.50	4/14/09 6/8/09

B. Options are exercisable at prices ranging from $1.40 to $4.55 per share. See Item 10 of this report for more information concerning these options.

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

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Material changes in the our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2006

Item	Increase (I) or Decrease (D)	Reason
Sales	I	Sales growth in all divisions.
Wages	I	In 2005 the Company was not required to record the expense of stock options. The expense, for financial report purposes for employee stock options, added $131,517 to wages in 2006.
Administrative salaries and benefits	I	In 2005 the Company was not required to record the expense of stock options. The expense, for financial report purposes for employee stock options, added $369,992 to administrative salaries in 2006.

Investor relations and transfer agent fee	D	Upon the closing of our private placements in 2005, some stock options granted in 2004 vested and incurred an expense of $422,500.
Insurance	I	Increase is comparable to what others are experiencing in the industry.

Consulting	I	The expense, for financial report purposes, of stock option grants granted in 2006 to consultants.
Research	I	Increased spending on development.

Year Ended December 31, 2005

Item	Increase (I) or Decrease (D)	Reason
Sales	I	Sales growth in all divisions as well as a full year of sales in the polymer division.
Investor relations and transfer agent fee	I	Upon the closing of our private placements in 2005, some stock options granted in 2004 vested and incurred an expense of $422,500.
Insurance	I	The increase is comparable to what others are experiencing in the industry.
Consulting	D	Better cost control in our Watersavr division.
Professional fees	I	Litigation costs became significant in 2005 compared to 2004 as a result of the need to protect our assets from potential litigation or unwarranted claims.
Commissions	I	We began using commission based sales representatives in 2005.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2006 were:

Cash provided by operations	$17,539
Patent development	(29,116)
Equipment purchases	(37,160)
Sale of common stock	15,285
Exchange rate changes	(22,151)
Other	33,081
Cash on hand at January 1, 2006	22,523

Our material sources and <uses> of cash during the year ended December 31, 2005 were:

Cash used in operations	(623,167)
Sale of investment securities	559,440
Purchase of investment	(98,000)
Repayment of loan	3,342
Sale of common stock	308,296
Patent development	(143,822)
Equipment purchases	(92,805)
Exchange rate changes	53,075
Other	152

We are committed to minimum rental payments for property and premises aggregating approximately $454,327 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$154,397
2008	158,985
2009	112,088
2010	14,428
2011	14,428

We don’t anticipate any capital requirements for the twelve months ending December 31, 2007.

We do not have any commitments or arrangements from any person to provide us with any additional capital.

See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies and recent accounting pronouncements.

Critical Accounting Policies And Estimates

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

Item 7.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Cinnamon Jang Willoughby & Company
Chartered Accountants
A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the consolidated balance sheets of Flexible Solutions International, Inc. (the “Company”) as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Chartered Accountants

Burnaby, Canada
February 23, 2007

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheet
December 31, 2006 and 2005
(U.S. Dollars)
	December 31, 2006	December 31, 2005

Assets

Current
Cash and cash equivalents	$450,759	$473,282
Accounts receivable	1,319,575	766,400
Income tax recoverable	-	28,918
Loan receivable (see Note 3)	-	35,228
Inventories (see Note 4)	1,904,315	2,314,979
Prepaid expenses	124,360	137,315

	3,799,009	3,756,122

Property, equipment and leaseholds, net (see Note 5)	4,100,553	4,657,383
Patents (see Note 6)	169,758	143,822
Investment (see Note 7)	369,000	369,000
Long term deposits (see Note 8)	47,220	45,073

Total Assets	$8,485,540	$8,971,400

Liabilities

Current
Accounts payable and accrued liabilities	$423,030	$691,105
Deferred revenue	20,559	-
	443,589	691,105

Stockholders’ Equity

Capital stock
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,058,427 (2005: 12,981,316) common shares	13,058	12,981
Capital in excess of par value	12,370,418	11,422,219
Other comprehensive income (see Note 9)	131,002	153,254
Accumulated Deficit	(4,472,527)	(3,308,158)

Total Stockholders’ Equity	8,041,951	8,280,295

Total Liabilities and Stockholders’ Equity	$8,485,540	$8,971,400

Commitments, Contingencies and Subsequent events	(See Notes 16, 17 & 18)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005
(U.S. Dollars)
	Years Ended December 31,
	2006	2005

Sales	$8,373,597	$6,709,394
Cost of sales	5,401,350	4,671,349

Gross profit	2,972,247	2,038,045

Operating Expenses
Wages	1,069,736	798,569
Administrative salaries and benefits	666,542	241,819
Advertising and promotion	45,215	95,094
Investor relations and transfer agent fee	258,072	558,013
Office and miscellaneous	157,755	156,652
Insurance	209,864	145,596
Interest expense	3,136	64,275
Rent	232,820	237,113
Consulting	383,965	156,917
Professional fees	324,359	374,140
Travel	133,049	136,661
Telecommunications	34,041	40,458
Shipping	41,517	43,830
Research	123,254	57,806
Commissions	171,380	121,513
Bad debt expense	90,747	-
Currency exchange	(23,417)	(28,096)
Utilities	18,064	19,089

	3,940,099	3,219,449

Loss before other items and income tax	(967,852)	(1,181,404)
Registration rights penalty	(326,710)	-
Interest income	3,114	4,653

Loss before income tax	(1,291,448)	(1,176,751)
Income tax (recovery)	(127,079)	-

Loss for the year	$(1,164,369)	$(1,176,751)

Net loss per share (basic and diluted)	$(0.09)	$(0.09)

Weighted average number of common shares (basic and diluted)	12,994,430	12,541,084

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For Three Months Ended December 31, 2006 and 2005
(U.S. Dollars)
	Three Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)

Sales	$1,700,806	$1,519,591
Cost of sales	1,155,807	1,312,739

Gross profit	$544,999	$206,852

Operating Expenses
Wages	217,991	158,968
Administrative salaries and benefits	190,561	75,983
Advertising and promotion	9,381	33,162
Investor relations and transfer agent fee	112,064	6,528
Office and miscellaneous	30,050	29,665
Insurance	48,814	40,722
Interest expense	1,161	2,087
Rent	55,841	68,553
Consulting	93,106	39,062
Professional fees	111,922	140,432
Travel	54,832	31,476
Telecommunications	9,598	8,470
Shipping	7,682	9,523
Research	21,195	18,558
Commissions	41,184	9,354
Bad debt expense	90,557	-
Currency exchange	(28,695)	(85,882)
Utilities	4,806	4,426

	1,072,050	591,086

Loss before other items and income tax	$(527,051)	$(384,234)
Registration rights penalty	-	-
Interest income	430	508

Loss before income tax	$(526,621)	$(383,726)
Income tax (recovery)	-	-

Loss for the 3 months	$(526,621)	$(383,726)

Net loss per share (basic and diluted)	$(0.04)	$(0.03)

Weighted average number of shares (basic and diluted)	13,010,514	12,896,533

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31, 2006 and 2005
(U.S. Dollars)
	Years Ended December 31,
	2006	2005

Operating activities
Net loss	$(1,164,369)	$(1,176,751)
Adjustments to reconcile net loss to net cash
Stock compensation expense	858,585	525,450
Shares issued for services	74,306
Depreciation	597,170	685,768
	365,692	34,467
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(553,174)	(258,228)
(Increase) Decrease in inventories	410,664	(898,391)
(Increase) Decrease in prepaid expenses	12,955	(6,035)
Increase (Decrease) in accounts payable	(268,075)	440,975
Increase (Decrease) deferred revenue	20,559	-
Increase (Decrease) in income taxes	28,918	64,045

Cash provided by (used in) operating activities	17,539	(623,167)

Investing activities
(Increase) Decrease in short-term investments	-	559,440
(Increase) Decrease in investments	-	(98,000)
(Increase) Decrease in long term deposits	(2,147)	152
(Increase) Decrease in loan receivable	35,228	3,342
(Increase) Decrease in development of patents	(29,116)	(143,822)
(Increase) Decrease in acquisition of equipment	(37,160)	(92,805)

Cash provided by (used in) investing activities	(33,195)	228,306

Financing activities
Increase (Decrease) in short-term loan	-	(3,150,000)
Proceeds from issuance of common stock	15,285	3,458,286

Cash provided by financing activities	15,285	308,296

Effect of exchange rate changes on cash	(22,152)	53,075

Inflow (outflow) of cash	(22,523)	(33,489)
Cash and cash equivalents, beginning	473,282	506,771

Cash and cash equivalents, ending	$450,759	$473,282

Supplemental disclosure of cash flow information:
Registration rights penalty	$(326,710)	$-
Interest paid	3,136	64,275
Income taxes paid	-	-

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity
Balance December 31, 2004	11,831,916	$11,832	$7,439,621	$(2,131,407)	$100,179	$5,420,225

Translation adjustment	—	—	—	—	53,075	53,075
Net loss	—	—	—	(1,176,751)	—	(1,176,751)

Comprehensive income	—	—	—	—	—	(1,123,676)

Shares issued:
Exercise of stock options	162,000	162	226,638	—	—	226,800
Private placement	987,400	987	3,230,509	—	—	3,231,496
Stock option compensation	—	—	525,450	—	—	525,450

Balance December 31, 2005	12,981,316	$12,981	$11,422,218	$(3,308,158)	$153,254	$8,280,295

Translation adjustment	—	—	—	—	(22,495)	(22,495)
Net loss	—	—	—	(1,164,369)	—	(1,187,586)

Comprehensive income	—	—	—	—	—	(1,210,081)

Shares issued:
Exercise of stock options	46,000	46	64,354	—	—	64,400
Issue of stock for services	31,111	31	74,306	—	—	74,337
Private placement	—	—	(49,046)	—	—	(49,046)
Stock option compensation	—	—	858,585	—	—	882,015

Balance December 31, 2006	13,058,427	$13,058	$12,370,417	$(4,472,527)	$131,002	$8,041,950

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc., WaterSavr Global Solutions Inc., NanoDetect Technologies Inc. and Seahorse Systems Inc. All inter-company balances and transactions have been eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998 as described further below.

Flexible Solutions International, Inc. and its subsidiaries develops, manufactures and markets specialty chemicals which slow down the evaporation of water. The companies primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

Pursuant to a purchase agreement dated May 26, 2004, the Company acquired the assets of Donlar Corporation (“Donlar”) on June 9, 2004 and created a new company, NanoChem Solutions Inc. as the operating entity for such assets. The purchase price of the transaction was $6,150,000 with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the Company issued a promissory note bearing interest at 4% to Donlar’s largest creditor to satisfy $3,150,000 of the purchase price. This note was due June 2, 2005 and upon payment, all former

Donlar assets that were pledged as security were released from their mortgage. The remainder of the consideration given was cash.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition (at June 9, 2004):

Current assets	$1,126,805
Property and equipment	5,023,195
$6,150,000
Acquisition costs assigned to property and equipment	314,724
Total assets acquired	$6,464,724

There was no goodwill or other intangible assets accept certain patents recorded at nil fair value, acquired as a result of the acquisition. The acquisition costs assigned to property and equipment include all direct costs incurred by the Company to purchase the Donlar assets. These costs include due diligence fees paid to outside parties investigating and identifying the assets, legal costs directly attributable to the purchase of the assets, plus applicable transfer taxes. These costs have been assigned to the individual assets based on their proportional fair values and will be amortized based on the rates associated with the related assets.

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

(b) Inventories and Cost of Sales

The Company has four major classes of inventory: finished goods, works in progress, raw materials and supplies. In all classes, inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventorial costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

In 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows for 2006.

(c) Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectibility to uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience.

(d) Property, Equipment and Leaseholds.

The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Building	10% Declining balance
Leasehold improvements	Straight-line over lease term

Depreciation is recorded at half for the year the assets are first purchase. Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable. No write-downs have been necessary to date.

(e) Impairment of Long-Lived Assets.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset, is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

(f) Investments.

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

(g) Foreign Currency.

The functional currency of one of the subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the Company’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of loss and are disclosed as other comprehensive income (loss) in stockholders’ equity.

Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in the operating loss if realized during the year and in comprehensive income if they remain unrealized at the end of the year.

(h) Revenue Recognition.

Revenue from product sales is recognized at the time the product is shipped since title and risk of loss is transferred to the purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date there have been no such significant post-delivery obligations.

Provisions are made at the time the related revenue is recognized for estimated product returns. Since the Company’s inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

(i) Stock Issued in Exchange for Services.

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered are recognized over the period that the services are performed.

(j) Stock-based Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, which superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS No. 123(R) requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. SFAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company adopted this statement for its first quarter starting January 1, 2006 and will continue to evaluate the impact of adopting this statement.

Prior to 2006, the Company adopted the disclosure provisions of SFAS No. 123 for stock options granted to employees and directors. The Company disclosed on a supplemental basis, the pro-forma effect of accounting for stock options awarded to employees and directors, as if the fair value based method had been applied, using the Black-Scholes option-pricing model. The Company has always recognized the fair value of options granted to consultants.

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

(l) Loss Per Share.

Basic loss per share data is computed by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share, which includes the dilutive effect of the exercise of options and warrants has not been presented because, due to the net losses recorded by the Company for all periods presented, their inclusion would be anti-dilutive.

(m) Use of Estimates.

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

(n) Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash, short-term investment, accounts receivable, income tax recoverable, loan receivable, accounts payable and accrued liabilities and amounts due to shareholders were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $483,682 (37%) as at December 31, 2006 (2005 - $453,059).

(o) Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

3. Loan Receivable.

See Note 18 - Subsequent events

	2006	2005
5% loan receivable due on demand	$-	$35,228

4. Inventories

	2006	2005
Completed goods	$970,780	$1,082,351
Works in progress	397,995	336,233
Raw materials	535,540	896,395
	$1,904,315	$2,314,979

5. Property, Plant and Equipment

	2006	Accumulated	2006
	Cost	Depreciation	Net
Buildings	$3,144,259	$724,752	$2,419,507
Computer hardware	60,576	34,200	26,376
Furniture and fixtures	18,576	8,608	9,968
Office equipment	29,533	17,488	12,045
Manufacturing equipment	2,207,781	990,959	1,216,822
Trailer	1,991	1,411	580
Leasehold improvements	39,517	25,551	13,966
Trade show booth	7,456	4,353	3,103
Land	398,186	—	398,186
	$5,907,875	$1,807,322	$4,100,553

	2005	Accumulated	2005
	Cost	Depreciation	Net
Buildings	$3,144,259	$455,918	$2,688,341
Computer hardware	54,258	24,296	29,962
Furniture and fixtures	17,258	6,293	10,965
Office equipment	29,577	14,496	15,081
Manufacturing equipment	2,180,311	692,103	1,488,208
Trailer	1,995	1,164	831
Leasehold improvements	39,605	18,243	21,362
Trade show booth	7,473	3,026	4,447
Land	398,186	—	398,186
	$5,872,922	$1,215,539	$4,657,383

6. Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	2006 Cost	Accumulated Amortization	2006 Net	2005
Patents	$172,938	$3,180	169,758	$43,822

7. Investments.

	2006	2005
Tatko Inc.	$271,000	$271,000
Air-Water Interface Delivery and Detection Inc.	98,000	98,000
	$369,000	$369,000

On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. (“Tatko”) for consideration of the issuance of 100,000 shares of the Company’s common stock. The option to purchase the shares of Tatko expires on May 31, 2008. The cost of the investment has been accounted for based on the fair market value of the Company’s common stock on May 31, 2003. For further information on this option, see Contingencies (Note 18) below.

In 2005, NanoDetect purchased 32.7 shares of equity in Air Water Interface Delivery and Detection Inc. (“AWD”) for a total cost of $98,000. This investment represents only 3.3% of the issued and outstanding shares of AWD and, accordingly, will be accounted for under the cost method.

8. Long Term Deposits

The Company has reclassified certain security deposits to better reflect there long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2006	2005
Long term deposits	$47,220	$45,073

9. Comprehensive Income

	2006	2005
Net loss	$(1,164,369)	$(1,176,751)
Other comprehensive income	(22,495)	53,075
Comprehensive income	$(1,186,864)	$(1,123,676)

10. Income Tax

The income tax expense (recovery) is compromised of the following:

	2006	2005
Current tax, domestic	-	-
Current tax, foreign	$(127,079)	-
Current tax, total	$(127,079)	-

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (35%) for the following reasons:

	2006	2005
Income before taxes, domestic	$(427,661)	$(486,041)
Income before taxes, foreign	(863,787)	(690,710)
Income before taxes, total	$(1,291,448)	$(1,176,751)
Expense (recovery) for income taxes at statutory rate (35%)	$(452,007)	$(411,863)
Permanent difference - stock based compensation	326,523	183,908
Depreciation	104,543	(176,297)
Miscellaneous	-	4,471
Tax refund from application of losses to prior periods	(127,079)	-
Application of losses from prior periods	(139,308)	-
Losses carried forward	160,249	399,791
Income tax expense (recovery)	$(127,079)	-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liability calculated at a 35% tax rate consists of the following:

	2006	2005
Non-capital loss carry forwards	950,037	$1,304,321
Book over tax value of property and equipment	(83,416)	(452,944)
Change in valuation allowance	(866,621)	(851,377)
Net deferred tax asset (liability)	-	-

The Company's carried losses for income tax purposes are $2,714,390 (2005 - $3,726,632), which may be carried forward to apply against future income tax, expiring between 2013 and 2025. The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance. These losses expire as follows:

2013	$93,218
2014	390,847
2016	392,888
2023	300,352
2024	1,336,009
2025	201,076

11. Loss Per Share.

	Net loss	Shares (denominator)	Per share amount
2006 Basic net loss	$(1,164,369)	12,994,430	$(0.09)

2005 Basic net loss	$(1,176,751)	12,541,084	$(0.09)

Options to purchase 2,126,410 shares of the Company’s common stock at prices ranging from $3.00 to $4.60 per share were outstanding during the year ended December 31, 2006 (2005: options to purchase 1,241,740 shares of the Company’s common stock at prices ranging from $1.40 to $4.60 per share), but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock and were anti-dilutive. There were no preferred shares issued and outstanding for the years ended December 31, 2006 or 2005.

12. Stock Options.

The Company adopted a stock option plan ("Plan").  The purpose of this Plan is to  provide  additional  incentives  to  key  employees, officers, directors and consultants  of  the  Company  and its subsidiaries in order to help attract and retain  the  best  available  personnel  for  positions  of  responsibility  and otherwise promoting the success of the business activities.  It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant.  The maximum term of options granted is 5 years.

The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006 and 2005:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	1,241,740	$1.00 - $4.60	$2.87
Granted	30,000	$3.58 - $4.40	$4.17
Exercised	(162,000)	$1.40	$1.40
Cancelled or expired	(49,000)	$3.00 - $4.25	$3.52
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$3.44
Granted	1,191,000	$3.25 - $3.60	$3.25
Exercised	(46,000)	$1.40	$1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$2.46
Balance, December 31, 2006	2,126,740	$1.40 - 4.55	$3.44

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised FAS No. 123(R), Share-Based Payment, which replaces FAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R)

requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. FAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company adopted this statement for its first quarter starting January 1, 2006 and will continue to evaluate the impact of adopting this statement.

Prior to 2006, the Company applied APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and, accordingly, stock compensation expense of nil was recognized as wages expense in 2005 and 2004. Had compensation expense been determined as provided in FAS No. 123 using the Black-Scholes option-pricing model, the pro forma effect on the Company’s loss and per share amounts would be as follows:

	2006	2005
Net income (loss), as reported	$(1,164,369)	$(1,176,751)
Net income (loss), pro forma	-	(1,414,520)
Net income (loss) per share, as reported	(0.09)	(0.09)
Net income (loss) per share, pro forma	-	(0.11)

The fair value of each option grant is calculated using the following weighted average assumptions:

	2006	2005
Expected life - years	5.0	5.0
Interest rate	4.50%	3.85%
Volatility	52%	52.0%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.49	$1.69

During the year ended December 31, 2006, the Company granted 410,000 (2005 - 30,000) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $362,005 (2005 - $9,350). During the year ended December 31, 2006, employees were granted 781,000 (2005 - nil) stock options, which resulted in additional expenses of $496,580 (2005 - nil). During the year ended December 31, 2005, the Company recognized $93,600 in expenses for 90,000 options granted in the year ended December 31, 2004, but which vested in the year ended December 31, 2005. During the year ended December 31, 2005, 250,000 options, which were granted in 2004, vested according to the fulfillment of certain milestones, which resulted in additional expenses of $422,500.

13. Warrants

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

14.  Capital Stock.

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

The purpose of these transactions was to provide sufficient working capital for the Company to retire the debt remaining from its acquisition of certain assets from Donlar Corporation in June 2004. Costs associated with these two capital raises were $49,046 (2005: $471,254).

The $326,710 registration rights penalty recorded in the quarter ended September 30, 2006 is a one time occurrence that management believes should have been recorded directly against the corresponding capital, which was raised in 2005. However, at the date of issuance of the capital, it was deemed to be very unlikely that any obligation would arise and as such, we were not able to make a reasonable estimate of a potential liability. Given these circumstances, GAAP measures require we record the payment as an other item on our income statement. All contractual obligations related to the equity raised in 2005 are now complete and no more amounts will become due.

During the year ended December 31, 2006 the Company issued 46,000 shares of common stock at $1.40 per share upon exercise of stock options.

During the year ended December 31, 2006 the Company issued 31,111 shares of common stock for services, recognizing an expense of $74,337.

During the year ended December 31, 2005 the Company issued 162,000 shares of common stock at $1.40 per share upon exercise of stock options.

15. Segmented, Significant Customer Information and Economic Dependency.

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

The Company’s traditional operating activities related to the production and sale of its energy conversation product line. Upon acquiring the Donlar assets, the Company formed NanoChem, which was formed as its wholly-owned subsidiary in exchange for the capital contribution necessary to purchase the Donlar assets. The assets the Company acquired from Donlar include domestic and international patents and business processes relating to the production of TPAs and other environmental products and technologies, as well as a manufacturing plant. These assets are currently used by NanoChem for its revenue-producing activities.

The accounting policies of the segments are the same as those described in Note 2 to the Company’s consolidated financial statements, Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

The Company’s reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies.

	EWCP	BPCA	Total
Revenue	$1,410,842	$6,963,320	$8,374,162
Interest revenue	3,114	-	3,114
Interest expense	788	2,348	3,136
Depreciation and amortization	59,695	537,475	597,170
Segment profit (loss)	(1,998,246)	810,660	(1,187,586)
Segment assets	199,230	3,901,180	4,100,553
Expenditures for segment assets	9,004	31,336	40,340

The sales generated in the United States and Canada are as follows:

	2006	2005
Canada	$202,763	$121,963
United States and abroad	8,171,399	6,587,431
Total	$8,374,162	$6,709,394

The Company’s long-lived assets are located in Canada and the United States as follows:

	2006	2005
Canada	$364,487	$387,892
United States	3,905,824	4,413,313
Total	$4,270,311	$4,801,205

Three customers account for $4,727,042 (57%) of sales made in the year (2005 - $3,710,659).

16. Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $454,327 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$154,397
2008	158,985
2009	112,088
2010	14,428
2011	14,428

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

On November 13, 2003, Patrick Grant, an ex-employee, filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company, WaterSavr Global Solutions Inc. (“WGS”), the wholly-owned subsidiary of the Company and Daniel B. O’Brien, the Company’s Chief Executive Officer. The plaintiff claims damages for breach of contract, tortious interference with an agreement and various wrongful discharge claims. The plaintiff seeks monetary damages in excess of $1,020,000 for the breach of contract and tortious interference claims and unspecified compensatory and punitive damages in the wrongful discharge claims. The parties completed mandatory mediation ordered by the Circuit Court and will next appear in court for case management, at which time the court will set discovery deadlines. The Company considers the case without merit and is vigorously disputing the claims. In addition, the Company intends to file counterclaims against the plaintiff for failure to repay financial obligations owed to the Company of almost $40,000, as well as unspecified damages arising out of the plaintiff’s disclosure of confidential information to a client during his employment at WGS. No amounts have been recorded as receivable and no accrual has been made for any loss in the Company’s consolidated financial statements as the outcome of the claim filed by the plaintiff is not determinable. See Note 17 - Subsequent Events.

On May 28, 2004, Sun Solar Energy Technologies, Inc. (“Sun Solar”), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Ltd., and Mr. O’Brien. Sun Solar is seeking: (a) a declaration that the trademark “Tropical Fish” is available for use by Sun Solar; (b) injunctive relief against further use of the “Tropical Fish” trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O’Brien of the “Tropical Fish” trademark, as well as any other “confusingly similar trademarks” or proprietary trade dresses. On August 9, 2004, the Company, Flexible Ltd. and Mr. O’Brien filed their defense and filed a counterclaim against Sun Solar. The counterclaim seeks: (x) injunctive relief against further use of the “Tropical Fish” trademark by Sun Solar; (y) a declaration that the “Tropical Fish” trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000. On December 28, 2006, all lawsuits between FSI and Sunsolar Energy Technologies were settled on a confidential basis. This settlement will have no effect on FSI's financial statements nor on the Company's ability to sell its swimming pool products under its current trademarks and trade-dress.

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

18. Subsequent Events.

As of January 3, 2007 all litigation between FSI and Patrick Grant has been settled. As part of the settlement FSI will permit Mr. Grant to exercise an option to purchase 100,000 shares of FSI’s common stock at a price of $1.50 per share and to exercise a second option to purchase 50,000 shares of FSI’s common stock at a price of $2.00 per share. Both options expire on April 15, 2007. FSI also forgave a loan to Mr. Grant and related parties in the amount of approximately $46,177. This amount has been recorded as a bad debt expense in 2006. FSI, its subsidiaries and officers face no further liability in regard to the Grant lawsuit.

As a part of the above settlement, the Company has issued 93,000 common stock subsequent to year end. The Company has also issued 5,000 common stock upon exercise of stock options to a former employee since the end of the year.

19. Comparative Figures.

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

As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

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

Item 8B.	Other Information.

None.

Item 9.	Directors and Executive Officers.

Name	Age	Position

Daniel B. O’Brien	50	President, Director
John H. Bientjes	53	Director
Dr. Robert N. O’Brien	85	Director
Dale Friend	50	Director
Eric Hodges	58	Director

Daniel B. O’Brien has served as the President and Chief Executive Officer, as well as a director, of our company since June 1998. He has been involved in the swimming pool industry since 1990, when he founded our subsidiary, Flexible Ltd., which was purchased by us in 1998. From 1990 to 1998, Mr. O’Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

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

Dr. Robert N. O’Brien has been a member of our board of directors since June 1998. Dr. O’Brien was a Professor of Chemistry at the University of Victoria from 1968 until 1986 at which time he was given the designation of Professor Emeritus. He held various academic positions since 1957 at the University of Alberta, the University of California at Berkley, and the University of Victoria. While teaching, Dr. O’Brien acted as a consultant and served on the British Columbia Research Council from 1968 to 1990. In 1987, Dr. O’Brien founded the Vancouver Island Advanced Technology and Research Association. Dr. O’Brien received his Bachelor of Applied Science in Chemical Engineering from the University of British Columbia in 1951; his Masters of Applied Science in Metallurgical Engineering from the University of British Columbia in 1952; his Ph.D. in Metallurgy from the University of Manchester in 1955; and was a Post Doctoral Fellow in Pure Chemistry at the University of Ottawa from 1955 through 1957. Dr. Robert N. O’Brien and Daniel B. O’Brien are father and son.

Dale Friend was elected a director in December 2002. Ms. Friend is currently an Accounting Manager of DB Perks & Associates. She served as the company comptroller for a Lock and Security firm in Vancouver from 2004 to 2006 and was a Senior Trust Analyst for Alderwoods Group, a company engaged in funeral and mortuary services, from August 2002 to February 2003. She also served as an Advanced Accountant for such firm from 1999 to August 2002. From 1979 to 1998, Ms. Friend was with Telus in various accounting, auditing and financial planning positions.

Eric Hodges was elected a director in September 2004. Mr. Hodges is an accountant from Victoria who has over three decades of experience. He received his financial education from the University of Washington in Seattle where he played for the Huskies football program. Mr. Hodges continued playing football after college, with a successful, multiyear professional career with the British Columbia Lions of the Canadian Football League. In the past five years, Mr. Hodges has owned and operated Eric G. Hodges & Associates, a Victoria-based accounting firm with both Canadian and U.S. clientele. Eric is extremely familiar with both Canadian and United States generally accepted accounting principles (“GAAP”), since he has clients in both countries. Furthermore, his wide range of experience with small and quickly growing companies will be an asset to the board of directors.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors. All executive offices are chosen by the board of directors and serve at the board’s discretion.

John Bientjes, Dale Friend, and Eric Hodges are independent directors as that term is defined in section 121(a) of the listing standards of the American Stock Exchange.

Our Audit Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications among our board of directors, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. Mr. Bientjes meets the SEC’s definition of audit committee financial expert. Each member of the Audit Committee is “independent” as that term is defined in Section 121(a) of the listing standards of the American Stock Exchange.

Our Compensation Committee, consisting of Dr. Robert O’Brien and John Bientjes, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. Dr. O’Brien is not an independent member of the compensation committee as that term is defined in Section 121(a) of the listing standards of the American Stock Exchange. During the year ended December 31, 2006, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.
We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff. Interested persons may also obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation received by (i) our Chief Executive Officer and (ii) by each other executive officer who received in excess of $100,000 during the two fiscal years ended December 31, 2006.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien President and Chief Executive Officer	2006 2005	$150,109 $98,914	-- --	-- --	$ 340,217 --	-- --	$ 490,326 98,914

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

Stock Option Program

Our Stock Option Program involves the issuance of options, from time to time, to our employees, directors, officers, consultants and advisors. Options are granted by means of individual option agreements. Each option agreement specifies the shares issuable upon the exercise of the option, the exercise price and expiration date and other terms and conditions of the option.

If the option holder is an employee, and if he or she ceases to be employed by us, the option holder may, during the 30-day period following termination of employment, exercise the option to the extent the option was exercisable on the date of termination. In the case of death or disability, the option holder (or his or her administrator) has twelve months from the date of death or disability to exercise the option to the extent the option was exercisable on the date of death or disability.

The options are subject to adjustment by reason of a recapitalization, reclassification, stock split, combination of shares, dividend or other distribution payable in capital stock. Upon a merger, liquidation, dissolution or other consolidation, we will provide each option holder with one-months’ prior written notice informing the option holder that he or she may exercise the option in full (to the extent it has not been previously exercised) within the one-month period. Following the expiration of the one month period, the options will terminate.

The options may not be transferred, assigned, pledged or hypothecated in any way (except by will or the laws of descent) and are not subject to execution, attachment or similar process.

All of the options granted have terms of between one and six years after the date of grant and reflect exercise prices equal to the fair market value of a share of our common stock as determined by our board of directors on the date of grant. All of the options contain vesting provisions pursuant to which the options are 100% exercisable within a fixed number of months after the date of grant.

All option grants made during a fiscal year are submitted for shareholder approval at the next annual shareholder meeting. To date, our shareholders have approved all of the grants.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2006, our most recently completed fiscal year.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Stock Option Program	2,126,740	$ 3.44	Not Applicable
Total	2,126,740	$ 3.44

As of March 15, 2007 options to purchase 2,126,740 shares of our common stock were outstanding under our Stock Option Program. The exercise price of these options varies between $1.40 and $4.55 per share. The options expire at various dates between July 1, 2007 and December 18, 2012.

The following tables show, during the fiscal year ended December 31, 2006, the options granted to, and the options exercised and held by, the persons named below. All options were granted pursuant to our Stock Option Program.

	Options Granted
Name	Grant Date	Options Granted (#)	Price Per Share	Exercise Expiration Date

Daniel O’Brien	1/05/06	500,000	$3.25	1/5/11

Options Exercised
Name	Shares Acquired On Exercise (1)	Value Realized (2)

Daniel O’Brien	--	--

(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2006.

(2)
With respect to options exercised during the fiscal year ended December 31, 2006, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying unexercised options which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Daniel O’Brien	50,000 20,000 50,000 100,000	400,000	$4.25 3.60 3.00 3.25 3.25	07/01/07 12/31/08 11/26/09 01/05/11 01/05/11

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $1,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2006:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

Robert N. O’Brien	--	--	$ 170,108
John H. Bientjes	$1,000	--	16,250
Dale Friend	$1,000	--	16,250
Eric Hodges	$1,000	--	16,250

(1)	The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(2)	The fair value of options granted computed in accordance with FAS 123R on the date of grant. The terms of the options granted to our directors in 2006 are shown below.

Name	Option Price	No. of Options	Expiration Date
Robert N. O’Brien	$3.25	250,000	January 5, 2011
John H. Bientjes	$3.25	5,000	January 5, 2011
John H. Bientjes	$3.60	5,000	December 18, 2012
Dale Friend	$3.25	5,000	January 5, 2011
Dale Friend	$3.60	5,000	December 18, 2012
Eric Hodges	$3.25	5,000	January 5, 2011
Eric Hodges	$3.60	5,000	December 18, 2012

Daniel B. O’Brien is not compensated for serving as a director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 15, 2007 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership
Daniel B. O’Brien 2614 Queenswood Dr. Victoria, BC V8N 1X5	4,791,900	36.4%
Dr. Robert N. O’Brien 2614 Queenswood Dr. Victoria, BC V8N 1X5	1,920,000	14.6%
John Bientjes #1-230 West 13th Street, North Vancouver, B.C. V7M 1N7	40,000	0.3%
Dale Friend 3009 E. Kent Ave, Vancouver, BC V5S 4P6	-	-
Eric Hodges #110 - 4252 Commerce Circle Victoria, BC V8Z 4M2	-	-
All officers and directors as a group(5 persons)	6,751,900	51.3%

(1) Includes shares which may be acquired on the exercise of the stock options listed below.

Name	No. of Options	Exercise Price	Expiration Date
Daniel O’Brien	50,000	$4.25	December 31, 2007
	20,000	$3.60	December 31, 2008
	50,000	$3.00	November 26, 2009
	100,000	$3.25	January 5, 2011
Dr. Robert O’Brien	25,000	$4.25	December 31, 2007
	20,000	$3.60	December 31, 2008
	25,000	$3.00	November 26, 2009
	50,000	$3.25	January 5, 2011
John Bientjes	5,000	$4.25	December 31, 2007
	5,000	$3.60	December 31, 2008
	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
Dale Friend	5,000	$4.25	December 31, 2007
	5,000	$3.60	December 31, 2008
	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
Eric Hodges	5,000	$3.60	December 31, 2008
	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011

Item 12.	Certain Relationships and Related Transactions.

Our director, Dr. Robert N. O’Brien, developed substantially all of our products and has assigned his patent rights to such products to us. We have no agreement with Dr. O’Brien requiring him to conduct any research and development activities for us, but we anticipate that any future inventions which may be of interest to us will continue to be assigned to us by Dr. O’Brien, although he has no legal obligation to do so. Dr. O’Brien does not receive any salary or royalties from us for any research and development activities, although our board of directors does consider such activities undertaken by Dr. O’Brien when it grants stock options to Dr. O’Brien. Dr. O’Brien is a member of our board of directors, but abstains from all proceedings of the board concerning his stock option grants. Please refer to Item 10 above for further information. Dr. O’Brien is the father of our Chief Executive Officer, Daniel B. O’Brien.

Item 13.	Exhibits.

Number	Description
3.1	Articles of Incorporation of the Registrant. (1)
3.2	Bylaws of the Registrant. (1)
21.1	Subsidiaries. (2)
23.1	Consent of Independent Accountants.
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Cinnamon Jang Willoughby & Company, Certified Public Accountants (“CJW”), are our independent auditors and have examined our financial statements for each of the fiscal years ended December 31, 2006 and 2005.

Audit Fees

CJW was paid aggregate fees of $62,731 and $27,357 for the for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

CJW was paid $10,712 and $25,305 for the fiscal year ended December 31, 2006 and 2005, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

CJW was paid aggregate fees of $2,336 and $2,150 for the fiscal years ended December 31, 2006 and 2005, respectively, for professional services rendered for tax compliance, tax advice and tax planning. The nature of these services was the calculation and filing of our income tax returns for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

CJW was paid no other fees for professional services during the fiscal years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Policies

Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Effective as of December 2002, our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. Our Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, our Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for and time period for such pre-approved services. The policies require our Audit Committee to be informed of each service and the policies do not include any delegation of our Audit Committee’s responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

During the year ended December 31, 2006 our Audit Committee approved all of the fees paid to CJW. Our Audit Committee has determined that the rendering of all other non-audit services by CJW is compatible with maintaining CJW’s independence. During the year ended December 31, 2006, none of the total hours expended on our financial audit by CJW were provided by persons other than CJW’s full-time permanent employees.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2007.

Flexible Solutions International, Inc.
By: /s/ DANIEL B. O'BRIEN

Name: Daniel B. O’Brien
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL B. O'BRIEN Daniel B. O’Brien	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director	March 29, 2007

/s/ JOHN H. BIENTJES John H. Bientjes	Director	March 29, 2007

/s/ ROBERT N. O'BRIEN Robert N. O’Brien	Director	March 29, 2007

/s/ DALE FRIEND Dale Friend	Director	March 29, 2007

/s/ ERIC G. HODGES Eric G. Hodges	Director	March 29, 2007