Form 10QSB
period 2007-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2007-05-15
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company had 14,055,967 shares of Common Stock, par value $0.001 per share, outstanding as of May 10, 2007.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

ii

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 2007
(U.S. Dollars)

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current
Cash and cash equivalents	$780,647	$450,759
Accounts receivable	1,649,740	1,319,575
Inventory	1,750,999	1,904,315
Prepaid expenses	120,528	124,360
	4,301,914	3,799,009

Property, equipment and leaseholds	3,976,644	4,100,553
Patents	188,578	169,758
Investment	369,000	369,000
Long term deposits	47,531	47,220
	$8,883,667	$8,485,540
Liabilities
Current
Accounts payable and accrued liabilities	$527,138	$423,030
Deferred revenue	-	20,559
	527,139	443,589
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,179,227 (2006: 13,058,427) common shares	13,179	13,058
Capital in excess of par value	12,691,858	12,370,418
Other comprehensive income	148,234	131,002
Deficit	(4,496,742)	(4,472,527)

Total Stockholders’ Equity	8,356,529	8,041,951

Total Liabilities and Stockholders’ Equity	$8,883,667	$8,485,540

Commitments, Contingencies and Subsequent events (Notes 11, 12 & 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2007	2006

Sales	$2,289,901	$2,508,445
Cost of sales	1,466,351	1,486,681

Gross profit	823,550	1,021,764

Operating expenses
Wages	257,186	276,400
Administrative salaries and benefits	131,797	160,949
Advertising and promotion	31,878	18,947
Investor relations and transfer agent fee	58,191	32,298
Office and miscellaneous	37,928	23,918
Insurance	54,829	42,494
Interest expense	1,025	1,044
Rent	54,293	58,533
Consulting	64,997	87,801
Professional fees	38,796	92,935
Travel	33,743	18,753
Telecommunications	9,616	6,997
Shipping	8,093	13,466
Research	32,694	37,603
Commissions	36,703	57,225
Bad debt expense (recovery)	1,076	589
Currency exchange	(10,093)	5,515
Utilities	5,607	4,992
	848,359	940,459

Income (loss) before other items and income tax	(24,809)	81,305
Interest income	594	945

Income (loss) before income tax	(24,215)	82,250
Income tax (recovery)	-	(127,079)

Net income (loss)	(24,215)	209,329

Net income (loss) per share (basic and diluted)	$0.00	$0.02

Weighted average number of common shares	13,240,377	12,981,316

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities
Net income (loss)	$(24,215)	$209,329
Stock compensation expense	123,712	204,118
Depreciation	127,733	147,621
	227,230	561,068
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(330,165)	(1,175,037)
(Increase) Decrease in inventory	153,316	627,958
(Increase) Decrease in prepaid expenses	3,832	45,200
Increase (Decrease) in accounts payable	104,108	(41,628)
Increase (Decrease) in deferred revenue	(20,559)	-
Increase (Decrease) in income taxes	-	28,918

Cash provided by (used in) operating activities	137,762	46,479

Investing activities
Long term deposits	(311)	-
Investments	-	-
Loan receivable	-	(93)
Development of patents	(18,820)	6,344
Acquisition of property and equipment	(3,824)	(4,603)

Cash provided by (used in) investing activities	(22,955)	1,648

Financing activities
Proceeds from issuance of common stock	197,850	(52,154)

Cash provided by financing activities	197,850	(52,154)

Effect of exchange rate changes on cash	17,231	(3,931)

Inflow (outflow) of cash	329,888	(7,958)
Cash and cash equivalents, beginning	450,759	526,292

Cash and cash equivalents, ending	$780,647	$518,334

Supplemental disclosure of cash flow information:
Interest paid	$1,025	$1,044

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended March 31, 2007
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2007, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Pursuant to a purchase agreement dated May 26, 2004, the Company acquired the assets of Donlar Corporation (“Donlar”) on June 9, 2004 and created a new company, NanoChem Solutions Inc. as the operating entity for such assets. The purchase price of the transaction was $6,150,000 with consideration being a combination of cash and debt. Under the purchase agreement and as part of the consideration, the Company issued a promissory note bearing interest at 4% to Donlar’s largest creditor to satisfy $3,150,000 of the purchase price. This note was paid June 2, 2005 and upon payment, all former Donlar assets that were pledged as security were released from their mortgage. The remainder of the consideration given was cash.

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

The Company has three major classes of inventory: finished goods, works in progress, raw materials and supplies. In all classes, inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventorial costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

In 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows for 2006 or 2007.

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

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

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

(l)	Income (Loss) Per Share.

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year.  For the years ended December 31, 2006, 2005 and 2004, all outstanding options were anti-dilutive.

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $582,001 (35%) as at March 31, 2007 (2006 - $918,913 or 70%).

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

3.	Inventories

	2007	2006
Completed goods	$894,028	$970,780
Works in progress	234,130	397,995
Raw materials	622,841	535,540
	$1,750,999	$1,904,315

4.	Property, Plant & equipment

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$3,144,259	$785,239	$2,359,020
Computer hardware	61,163	36,431	24,732
Furniture and fixtures	18,706	9,172	9,534
Office equipment	29,713	18,173	11,540
Manufacturing equipment	2,211,177	1,053,637	1,157,540
Trailer	2,009	1,467	542
Leasehold improvements	24,832	12,179	12,653
Trade show booth	7,526	4,629	2,897
Land	398,186	—	398,186
	$5,897,571	$1,920,927	$3,976,644

	2006	Accumulated	2006
	Cost	Depreciation	Net
Buildings	$3,144,259	$724,752	$2,419,507
Computer hardware	60,576	34,200	26,376
Furniture and fixtures	18,576	8,608	9,968
Office equipment	29,533	17,488	12,045
Manufacturing equipment	2,207,781	990,959	1,216,822
Trailer	1,991	1,411	580
Leasehold improvements	39,517	25,551	13,966
Trade show booth	7,456	4,353	3,103
Land	398,186	—	398,186
	$5,907,875	$1,807,322	$4,100,553

5.	Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $70,790 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$193,791	$5,213	188,578

	2006 Cost	Accumulated Amortization	2006 Net
Patents	$172,938	$3,180	169,758

6.	Investments.

	2007	2006
Tatko Inc.	$271,000	$271,000
Air-Water Interface Delivery and Detection Inc.	98,000	98,000
	$369,000	$369,000

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

7.	Long Term Deposits

The Company has reclassified certain security deposits to better reflect there long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2007	2006
Long term deposits	$47,531	$47,220

8.	Stock Options.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006 and 2005:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	1,241,740	$1.00 - $4.60	$ 2.87
Granted	30,000	$3.58 - $4.40	$ 4.17
Exercised	(162,000)	$1.40	$ 1.40
Cancelled or expired	(49,000)	$3.00 - $4.25	$ 3.52
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$ 3.44
Granted	1,191,000	$3.25 - $3.60	$ 3.25
Exercised	(46,000)	$1.40	$ 1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$ 2.46
Balance, December 31, 2006	2,126,740	$1.40 - 4.55	$ 3.44
Granted	150,000	$1.50 - 2.00	$ 1.67
Exercised	(120,800)	$1.50 - 3.25	$ 1.63
Balance, March 31, 2007	2,155,940	$2.75 - 4.55	$ 3.42

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

The fair value of each option grant is calculated using the following weighted average assumptions:

	2007	2006
Expected life - years	5.0	5.0
Interest rate	4.50%	3.85%
Volatility	52%	52.0%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.49	$1.69

During the three months ended March 31, 2007, the Company granted 150,000 stock options to Mr. Grant as a part of the litigation settlement made January 3, 2007. As the options were previously granted and expensed in 2001, no expense was recorded in this quarter related to this transaction.

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

9.	Warrants

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

The following table summarizes the Company’s warrant option activity for the year ended December 31, 2005 (no prior or subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	—	—	—
Granted	987,400	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2005	987,400	$4.50	$4.50

10.	Capital Stock.

During the quarter ended March 31, 2007, the Company issued 120,800 shares of common stock upon the exercise of stock options. The strike price varied from $1.50 - 3.25 per share.

No stock was issued in the quarter ending March 31, 2006.

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

	EWCP	BPCA	Total
Revenue	$687,482	$1,602,419	$2,289,901
Interest revenue	594	-	594
Interest expense	395	630	1,025
Depreciation and amortization	12,758	114,975	127,733
Segment profit (loss)	(188,350)	164,135	(24,215)
Segment assets	190,439	3,786,205	3,976,644
Expenditures for segment assets	3,587	237	3,824

The sales generated in the United States and Canada are as follows:

	2007	2006
Canada	$31,278	$83,012
United States and abroad	2,258,623	2,425,433
Total	$2,289,901	$2,508,445

The Company’s long-lived assets are located in Canada and the United States as follows:

	2007	2006
Canada	$368,002	$364,487
United States	3,797,220	3,905,824
Total	$4,165,222	$4,270,311

Three customers account for $840,310 (37%) of sales made in the period (2006 - $1,261,370 or 50%).

12.	Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $456,354 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$153,628
2008	160,467
2009	113,133
2010	14,563
2011	14,563

13.	Contingencies.

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

14.	Subsequent Events.

The Company has issued 34,200 shares of common stock at $2.00 per share upon the exercise of stock options.

The Company has closed a $3 million private placement with select institutional investors. The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share. The proceeds will be used to build a biomass conversion facility that will use renewable agriculture crops to produce aspartic acid.

15.	Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Flexible Solutions International, Inc. (“we,” “us,” and “our”) develops, manufactures and markets specialty chemicals that slow the evaporation of water. Our initial product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Using the same technology, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. We also manufacture and market TPA’s for use in the oilfields to reduce scale and corrosion in many ‘topside’ water systems and in the agriculture industry to reduce fertilizer crystallization before, during and after application.

Results of Operations

Material changes in our Statement of Operations for the periods presented are discussed below:

Quarter Ended March 31, 2007

Item	Increase (I) or Decrease (D)	Reason
Sales	D	Recent back logs in ports around the world prevented shipping of several orders towards the end of the quarter.
Wages	D
Five year stock options plans granted to several key employees in 2006 resulted in higher expenses in 2006. Granting of stock options plans resulted in an expense of $15,519 in first quarter 2007 as compared to $39,359 in the same period 2006.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2006. Granting of stock options plans resulted in an expense of $51,150 in first quarter 2007 as compared to $92,498 in the same period 2006.

Advertising and promotion	I	After reducing advertising expense in 2006, the Company decided to increase spending up to previous levels.
Investor relations and transfer agent fee	I	Increase in external investor relations and transfer agent fees.
Insurance	I	Increase is comparable to what others are experiencing in the industry.
Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $61,152 in first quarter 2006 as compared to $32,805 in the same period 2007.
Professional fees	D	The Company experienced reduced professional fees after the conclusion of two lawsuits in December 2006 and January 2007.

Quarter Ended March 31, 2006

Item	Increase (I) or Decrease (D)	Reason
Sales	I	Sales growth in all divisions.
Wages	I
In 2005 the Company was not required to record the expense of stock options for employees. The expense, for financial report purposes for employee stock options, added $29,359 to wages in first quarter 2006.

Administrative salaries and benefits	I
In 2005 the Company was not required to record the expense of stock options for employees. The expense, for financial report purposes for employee stock options, added $92,498 to administrative salaries in first quarter 2006.

Insurance	I	The increase is comparable to what others are experiencing in the industry.
Consulting	I	The granting of stock options to long term consultants resulted in a stock option expense of $61,152 in first quarter 2006 as compared to $18,200 in the same period 2005.
Professional fees	I	Litigation costs became significant in 2006 compared to 2005 as a result of the need to protect our assets from potential litigation or unwarranted claims.
Commissions	I	As commissions are tied into sales, as the sales figures rise, commission is expected to as well.

Capital Resources and Liquidity

The sources and uses of funds are directly obtainable from our Consolidated Statement of Cash Flows found on Page 3 of this document.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2007 working capital was $3,774,775 (2006 - $3,355,420) and the Company has no substantial commitments that requires significant outlays of cash over the coming fiscal year. In addition, as stated in Subsequent Events, the Company completed a private placement of $3,000,000 to finance future expansion plans.

The Company is committed to minimum rental payments for property and premises aggregating approximately $456,354 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$ 153,628
2008	160,467
2009	113,133
2010	14,563
2011	14,563

The Company doesn’t anticipate any capital requirements for the twelve months ending December 31, 2007.

The Company does not have any commitments or arrangements from any person to provide with any additional capital.

See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies and recent accounting pronouncements.

Subsequent Events

The Company has closed a $3 million private placement with select institutional investors. The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share. The proceeds will be used to build a biomass conversion facility that will use renewable agriculture crops to produce aspartic acid.

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

In May 2007 the Company completed the sale of 936,140 Units, at a price of $3.25 per Unit, to a group of private investors.  Each Unit consisted of one share of the Company's common stock and one-half of a warrant.  Each whole warrant permits the holder to purchase one share of the Company's common stock at a price of $4.50 at any time prior to May 3, 2010.

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

Dated: May 15, 2007

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
Title: President and Chief Executive Officer

By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
Title: Chief Financial and Accounting Officer