Form 10QSB
period 2007-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2007-08-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________ .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Company had 14,157,567 shares of Common Stock, par value $0.001 per share, outstanding as of August 8, 2007.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 2007
(U.S. Dollars)

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current
Cash and cash equivalents	$3,913,094	$450,759
Accounts receivable	1,376,196	1,319,575
Inventory	1,916,522	1,904,315
Prepaid expenses	136,640	124,360
	7,342,452	3,799,009

Property, equipment and leaseholds	3,864,737	4,100,553
Patents	204,530	169,758
Investment	369,000	369,000
Long term deposits	48,628	47,220
	$11,829,347	$8,485,540
Liabilities
Current
Accounts payable and accrued liabilities	$305,558	$423,030
Deferred revenue	-	20,559
	305,558	443,589
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
14,157,567 (2006: 13,058,427) common shares	14,158	13,058
Capital in excess of par value	15,812,776	12,370,418
Other comprehensive income	264,073	131,002
Deficit	(4,567,218)	(4,472,527)

Total Stockholders’ Equity	11,523,789	8,041,951

Total Liabilities and Stockholders’ Equity	$11,829,347	$8,485,540

Commitments, Contingencies and Subsequent events (Notes 12, 13 & 14)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2007	2006

Sales	$2,143,107	$2,250,388
Cost of sales	1,260,324	1,579,739

Gross profit	882,783	670,649

Operating expenses
Wages	259,272	332,092
Administrative salaries and benefits	124,485	159,192
Advertising and promotion	6,146	13,437
Investor relations and transfer agent fee	119,647	31,034
Office and miscellaneous	65,578	73,971
Insurance	52,236	51,214
Interest expense	159	-
Rent	56,738	59,266
Consulting	62,682	108,248
Professional fees	42,477	67,938
Travel	48,287	30,735
Telecommunications	9,845	8,029
Shipping	15,151	12,119
Research	22,974	42,661
Commissions	38,894	32,765
Bad debt expense (recovery)	775	(165)
Currency exchange	19,683	(990)
Utilities	4,439	4,638
	949,468	1,016,184

Income (loss) before other items and income tax	(66,685)	(345,535)
Other expenses	(5,570)
Interest income	1,778	908

Income (loss) before income tax	(70,477)	(344,627)

Net income (loss)	(70,477)	(344,627)

Net income (loss) per share (basic and diluted)	$(0.01)	$(0.03)

Weighted average number of common shares	13,841,489	12,982,898

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2007 and 2006
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2007	2006

Sales	$4,433,008	$4,758,833
Cost of sales	2,726,675	3,066,420

Gross profit	1,706,333	1,692,413

Operating expenses
Wages	516,458	598,492
Administrative salaries and benefits	256,282	320,141
Advertising and promotion	38,024	32,384
Investor relations and transfer agent fee	177,838	63,332
Office and miscellaneous	103,506	97,891
Insurance	107,065	93,708
Interest expense	1,184	1,044
Rent	111,031	117,799
Consulting	127,679	196,049
Professional fees	81,271	160,873
Travel	82,030	49,488
Telecommunications	19,461	15,026
Shipping	23,244	25,585
Research	55,668	80,264
Commissions	75,597	89,990
Bad debt expense (recovery)	1,851	424
Currency exchange	9,590	4,523
Utilities	10,046	9,630
	1,797,825	1,956,623

Income (loss) before other items and income tax	(91,492)	(264,230)
Other expenses	(5,570)
Interest income	2,371	1,853

Income (loss) before income tax	(94,691)	(262,377)
Income tax (recovery)	-	(127,079)

Net income (loss)	(94,691)	(135,298)

Net income (loss) per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares	13,485,482	12,982,112

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net income (loss)	$(94,691)	$(135,298)
Stock compensation expense	278,976	408,236
Depreciation	256,206	296,045
	440,491	568,983
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(56,621)	(562,174)
(Increase) Decrease in inventory	(12,207)	625,440
(Increase) Decrease in prepaid expenses	(12,280)	19,372
Increase (Decrease) in accounts payable	(117,472)	(286,964)
Increase (Decrease) in deferred revenue	(20,559)	-
Increase (Decrease) in income taxes	-	28,918

Cash provided by (used in) operating activities	221,353	393,575

Investing activities
Long term deposits	(1,408)	-
Investments	-	-
Loan receivable	-	(974)
Development of patents	(34,772)	(8,204)
Acquisition of property and equipment	(20,390)	(15,025)

Cash provided by (used in) investing activities	(56,570)	(24,203)

Financing activities
Proceeds from issuance of common stock	3,164,481	(38,029)

Cash provided by financing activities	3,164,481	(38,029)

Effect of exchange rate changes on cash	133,072	55,616

Inflow (outflow) of cash	3,462,336	386,959
Cash and cash equivalents, beginning	450,759	526,292

Cash and cash equivalents, ending	$3,913,094	$913,251

Supplemental disclosure of cash flow information:
Interest paid	$1,184	$1,084

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2007
(U.S. Dollars)

1.           Basis of Presentation.

These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2006 Annual Report on Form 10-KSB.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2007, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Flexible Solutions International, Inc. and its subsidiaries develop, manufactures and markets specialty chemicals which slow down the evaporation of water.  The companies primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

(l)           Income (Loss) Per Share.

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year.  For the periods ended June 30, 2007, 2006 and 2005, all outstanding options were anti-dilutive.

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $466,031 (34%) as at June 30, 2007 (2006 - $657,220 or 50%).

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

3.           Inventories

	2007	2006
Completed goods	$878,579	$970,780
Works in progress	344,726	397,995
Raw materials	693,217	535,540
	$1,916,522	$1,904,315

4.           Property, Plant & equipment

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$3,144,259	$845,727	$2,298,532
Computer hardware	72,493	45,669	26,824
Furniture and fixtures	19,884	10,296	9,588
Office equipment	23,165	14,737	8,428
Manufacturing equipment	2,241,547	1,133,981	1,107,566
Trailer	2,178	1,638	540
Leasehold improvements	26,911	14,723	12,188
Trade show booth	8,156	5,271	2,885
Land	398,186	—	398,186
	$5,936,779	$2,072,042	$3,864,737

	2006	Accumulated	2006
	Cost	Depreciation	Net
Buildings	$3,144,259	$724,752	$2,419,507
Computer hardware	60,576	34,200	26,376
Furniture and fixtures	18,576	8,608	9,968
Office equipment	29,533	17,488	12,045
Manufacturing equipment	2,207,781	990,959	1,216,822
Trailer	1,991	1,411	580
Leasehold improvements	39,517	25,551	13,966
Trade show booth	7,456	4,353	3,103
Land	398,186	—	398,186
	$5,907,875	$1,807,322	$4,100,553

5.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $67,028 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$212,393	$7,863	$204,530

	2006 Cost	Accumulated Amortization	2006 Net
Patents	$172,938	$3,180	$169,758

6.    Investments

	2007	2006
Tatko Inc.	$271,000	$271,000
Air-Water Interface Delivery and Detection Inc.	98,000	98,000
	$369,000	$369,000

On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. (“Tatko”) for consideration of the issuance of 100,000 shares of the Company’s common stock.  The option to purchase the shares of Tatko expires on May 31, 2008.  The cost of the investment has been accounted for based on the fair market value of the Company’s common stock on May 31, 2003.  For further information on this option, see Contingencies (Note 13) below.

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

	2007	2006
Long term deposits	$48,628	$47,220

8.           Stock Options

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2005 and 2006 and the period ended June 30, 2007:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	1,241,740	$1.00 - $4.60	$2.87
Granted	30,000	$3.58 - $4.40	$4.17
Exercised	(162,000)	$1.40	$1.40
Cancelled or expired	(49,000)	$3.00 - $4.25	$3.52
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$3.44
Granted	1,191,000	$3.25 - $3.60	$3.25
Exercised	(46,000)	$1.40	$1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$2.46
Balance, December 31, 2006	2,126,740	$1.40 – 4.55	$3.44
Granted	200,700	$1.50 – 3.60	$2.14
Exercised	(163,000)	$1.50 – 3.25	$1.77
Cancelled or expired	(79,000)	$3.00 – 4.25	$3.36
Balance, June 30, 2007	2,085,440	$3.00 - 4.60	$3.45

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

The fair value of each option grant is calculated using the following weighted average assumptions:

	2007	2006
Expected life – years	5.0	5.0
Interest rate	5.02%	3.85%
Volatility	52%	52.0%
Dividend yield	—%	—%
Weighted average fair value of options granted	$2.14	$1.69

During the six months ended June 30, 2007, the Company granted 150,000 stock options to Mr. Grant as a part of the litigation settlement made January 3, 2007.  As the options were previously granted and expensed in 2001, no expense was recorded in this period related to this transaction.  During the same period, the Company granted 50,700 options to consultants and has applied FAS No. 123(R) using the Black-Scholes option-pricing model, which resulted in additional expenses of $29,130 during the three months ended June 30, 2007.  Options granted in previous quarters but not yet vested realized expenses of $94,128 for outsiders and $155,718 for employees for the six months ended June 30, 2007.

During the six months ended June 30, 2006, the Company granted 410,000 options to purchase common stock to consultants and has applied FAS No. 123(R) using the Black-Scholes option-pricing model, which resulted in additional expenses of $159,043.  During the same period, the Company granted 675,000 options to employees, resulting in an additional $251,910 in wages and administrative expenses.

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

In May 2007 the Company closed a $3,042,455 private placement with select institutional investors.  The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share.  The Company also issued 21,970 warrants with the same terms for investment banking services related to this transaction.

The following table summarizes the Company’s warrant option activity for the year period ended June 30, 2007:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	—	—	—
Granted	987,400	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, June 30, 2007	1,477,440	$4.50	$4.50

10.           Capital Stock.

During the six months ended June 30, 2007, the Company issued 200,700 shares of common stock upon the exercise of stock options.  The strike price varied from $1.50 – 3.25 per share.

In May 2007 the Company closed a $3,042,455 private placement with select institutional investors.  The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share.  The proceeds will be used to build a biomass conversion facility that will use renewable agriculture crops to produce aspartic acid.

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

	EWCP	BPCA	Total
Revenue	$998,289	$3,434,719	$4,433,008
Interest revenue	1,517	854	2,371
Interest expense	523	661	1,184
Depreciation and amortization	26,256	229,950	256,206
Segment profit (loss)	633,516	538,825	(94,691)
Segment assets	193,507	3,671,230	3,864,737
Expenditures for segment assets	20,153	237	20,390

The sales generated in the United States and Canada are as follows:

	2007	2006
Canada	$58,587	$186,168
United States and abroad	4,374,421	4,572,665
Total	$4,433,008	$4,758,833

The Company’s long-lived assets are located in Canada and the United States as follows:

	2007	2006
Canada	$387,285	$364,487
United States	3,681,982	3,905,824
Total	$4,069,267	$4,270,311

Three customers account for $1,799,725 (41%) of sales made in the period (2006 - $2,495,053 or 52%).

12.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $434,489 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$105,933
2008	174,159
2009	122,785
2010	15,806
2011	15,806

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

14.           Subsequent Events.

There have been no subsequent events.

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

Results of Operations

Material changes in our Statement of Operations for the periods presented are discussed below:

Six Months Ended June 30, 2007

Item	Increase (I) or Decrease (D)	Reason

Gross profit	I	Increased due to sales consisting of a different product mix.

Wages	D
Five year stock options plans granted to several key employees in 2006 resulted in higher expenses in 2006.  Granting of stock options plans resulted in an expense of $38,077 in first six months of 2007 as compared to $58,718 in the same period 2006.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2006.  Granting of stock options plans resulted in an expense of $102,301 in first six months of 2007 as compared to $184,996 in the same period 2006.

Investor relations and transfer agent fee	I	Increase in external investor relations and transfer agent fees as well as options granted in relation to the private placement in May 2007 increased our investor relations costs.

Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $122,304 in first quarter 2006 as compared to $65,609 in the same period 2007.

Professional fees	D	The Company experienced reduced professional fees after the conclusion of two lawsuits in December 2006 and January 2007.

Travel	I	Increased international sales have required increased travel.

Six Months Ended June 30, 2006

Item	Increase (I) or Decrease (D)	Reason

Wages	I
The Company adopted FAS No. 123(R) for its first quarter starting January 1, 2006.  This requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  Five year stock options plans granted to several key employees in 2006 resulted in higher expenses in 2006.  Granting of stock options plans resulted in an expense of $58,718 in first six months of 2006 as compared to $0 in the same period 2005.

Administrative salaries and benefits	I
The Company adopted FAS No. 123(R) for its first quarter starting January 1, 2006.  This requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  Five year stock options plans granted to several key employees in 2006 resulted in higher expenses in 2006.  Granting of stock options plans resulted in an expense of $184,996 in first six months of 2006 as compared to $0 in the same period 2005.

Investor relations and transfer agent fees	D	In 2005, the stock options vested in relation to the capital raised on April 14th. This resulted in a non-cash transaction of $447,500. Without this, the expense would be about the same.

Interest expense	D	The decrease in interest expense is a direct result of the Company paying off the short-term loan used for the purchase of assets to create the NanoChem division.

Consulting	I	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $122,304 in first quarter 2006 as compared to $36,400 in the same period 2005.

Professional fees	I	This is the result of costs incurred in intellectual property prosecution and protection.

Travel	D	Is the direct the result of better cost-control in these areas instituted by management over the past year

Quarter Ended June 30, 2007

Item	Increase (I) or Decrease (D)	Reason

Wages	D
Five year stock options plans granted to several key employees in 2006 resulted in higher expenses in 2006.  Granting of stock options plans resulted in an expense of $19,038 in second quarter 2007 as compared to $29,359 in the same period 2006.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2006.  Granting of stock options plans resulted in an expense of $51,150 in second quarter 2007 as compared to $92,498 in the same period 2006.

Investor relations and transfer agent fee	I	Increase in external investor relations and transfer agent fees as well as options granted in relation to the private placement in May 2007 increased our investor relations costs.

Travel	I	Increased international sales have required increased travel.

Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $61,152 in second quarter 2006 as compared to $32,805 in the same period 2007.

Professional fees	D	The Company experienced reduced professional fees after the conclusion of two lawsuits in December 2006 and January 2007.

Quarter Ended June 30, 2006

Item	Increase (I) or Decrease (D)	Reason

Wages	I
In 2005 the Company was not required to record the expense of stock options for employees.  The expense, for financial report purposes for employee stock options, added $29,359 to wages in second quarter 2006.

Administrative salaries and benefits	I
In 2005 the Company was not required to record the expense of stock options for employees.  The expense, for financial report purposes for employee stock options, added $92,498 to administrative salaries in secondt quarter 2006.

Investor relations and transfer agent fee	D	In 2005, the stock options vested in relation to the capital raised on April 14th. This resulted in a non-cash transaction of $447,500. Without this, the expense would be about the same.

Consulting	I	The granting of stock options to long term consultants resulted in a stock option expense of $61,152 in second quarter 2006 as compared to $18,200 in the same period 2005.

Interest expense	D	The decrease in interest expense is a direct result of the Company paying off the short-term loan used for the purchase of assets to create the NanoChem division.

Capital Resources and Liquidity

The sources and uses of funds are directly obtainable from our Consolidated Statement of Cash Flows found on Page 3 of this document.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of June 30, 2007 working capital was $7,036,894 (2006 - $3,355,420) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $434,489 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$105,933
2008	174,159
2009	122,785
2010	15,806
2011	15,806

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

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the sale of these securities.

The shares sold to the private investors, as well as the shares issuable upon the exercise of the warrants, and included as a component of the Units, were subsequently registered for public sale by means of a registration statement filed with the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company had its Annual General Meeting on June 21, 2007 and the following items were voted on and approved:

1.	Vote to re-elect the five (5) directors to the Board of Directors in accordance with the Company’s Constitution, for the upcoming year:
A)	Daniel B. O’Brien
B)	Dr. Robert O’Brien
C)	John H. Bientjes
D)	Dale Friend
E)	Eric Hodges

2.	Vote to approve the granting of the following options to officers and directors:

John H. Bientjes	5,000 options to buy common shares with a strike price of $3.60/share, vesting on December 31, 2007 and expiring on December 18, 2012.

Dale Friend	5,000 options to buy common shares with a strike price of $3.60/share, vesting on December 31, 2007 and expiring on December 18, 2012.

Eric Hodges	5,000 options to buy common shares with a strike price of $3.60/share, vesting on December 31, 2007 and expiring on December 18, 2012.

3.	Approval of Annual Report

We have enclosed our 10KSB as filed with the SEC on Mar 29, 2007.

4.	Vote to ratify the selection of Cinnamon Jang Willoughby & Company as the Company’s independent registered public accountants for the year ending December 31, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
3.2	Bylaws of the registrant. (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*

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

Dated:  August 14, 2007
Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Chief Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Chief Financial and Accounting Officer