Form 10QSB
period 2007-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2007-11-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Company had 14,157,567 shares of Common Stock, par value $0.001 per share, outstanding as of November 12, 2007.

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
  Increased competitive pressures from existing competitors and new entrants;
  Increases in interest rate or our cost of borrowing or a default under any material debt agreement;
  Deterioration in general or regional economic conditions;
  Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
  Loss of customers or sales weakness;
  Inability to achieve future sales levels or other operating results;
  The unavailability of funds for capital expenditures; and
  Operational inefficiencies in distribution or other systems.
For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

ii

Index

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At September 30, 2007
(U.S. Dollars)

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current
Cash and cash equivalents	$4,209,185	$450,759
Accounts receivable	909,861	1,319,575
Inventory	2,289,619	1,904,315
Prepaid expenses	135,777	124,360
	7,544,442	3,799,009

Property, equipment and leaseholds	3,552,938	4,100,553
Patents	222,944	169,758
Investment	369,000	369,000
Long term deposits	47,838	47,220
	$11,737,162	$8,485,540
Liabilities
Current
Accounts payable and accrued liabilities	$239,571	$423,030
Deferred revenue	9,734	20,559
	249,305	443,589
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
14,157,567 (2006: 13,058,427) common shares	14,158	13,058
Capital in excess of par value	15,953,775	12,370,418
Other comprehensive income	393,107	131,002
Deficit	(4,873,183)	(4,472,527)

Total Stockholders’ Equity	11,487,857	8,041,951

Total Liabilities and Stockholders’ Equity	$11,737,162	$8,485,540

Commitments, Contingencies and Subsequent events (Notes 12, 13 & 14)

Index
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 and 2006
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2007	2006

Sales	$5,730,432	$6,672,791
Cost of sales	3,637,590	4,425,543

Gross profit	2,092,842	2,427,248

Operating expenses
Wages	800,436	851,744
Administrative salaries and benefits	376,080	475,982
Advertising and promotion	41,771	35,834
Investor relations and transfer agent fee	252,083	146,009
Office and miscellaneous	135,375	127,706
Insurance	167,979	161,050
Interest expense	2,874	1,974
Rent	170,218	176,978
Consulting	188,490	290,859
Professional fees	131,509	212,438
Travel	98,063	78,217
Telecommunications	27,280	24,442
Shipping	31,301	33,835
Research	78,785	102,059
Commissions	88,533	130,196
Bad debt expense (recovery)	2,061	190
Currency exchange	69,549	5,277
Utilities	14,897	13,258
	2,677,284	2,868,048

Income (loss) before other items and income tax	(584,442)	(440,800)
Registration rights penalty	-	(326,710)
Other expenses	(15,051)	-
Other income	195,442	-
Interest income	3,396	2,684

Income (loss) before income tax	(400,656)	(764,826)
Income tax (recovery)	-	(127,079)

Net income (loss)	(400,656)	(637,747)

Net income (loss) per share (basic and diluted)	$(0.03)	$(0.05)

Weighted average number of common shares	13,656,633	12,984,028

Index
 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income (loss)	$(400,655)	$(637,747)
Stock compensation expense	419,975	641,358
Depreciation	386,214	447,894
	405,534	451,505
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	369,214	(484,950)
(Increase) Decrease in inventory	(385,304)	356,426
(Increase) Decrease in prepaid expenses	(11,417)	(32,313)
Increase (Decrease) in accounts payable	(142,958)	(407,699)
Increase (Decrease) in deferred revenue	(10,825)	-
Increase (Decrease) in income taxes	-	28,918

Cash provided by (used in) operating activities	224,244	(88,113)

Investing activities
Long term deposits	(618)	-
Investments	-	-
Loan receivable	-	(1,157)
Development of patents	(53,186)	(10,704)
Acquisition of property and equipment	161,401	(41,193)

Cash provided by (used in) investing activities	107,597	(53,054)

Financing activities
Proceeds from issuance of common stock	3,164,481	(24,809)

Cash provided by financing activities	3,164,481	(24,809)

Effect of exchange rate changes on cash	262,104	58,109

Inflow (outflow) of cash	3,758,426	(107,867)
Cash and cash equivalents, beginning	450,759	526,292

Cash and cash equivalents, ending	$4,209,185	$418,425

Supplemental disclosure of cash flow information:
Registration rights penalty	-	(326,710)
Interest paid	$2,874	$2,684

Index
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2007
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2007, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Index
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

Index
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

Index
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

Index
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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the four primary customers totals $648,538 (68%) as at September 30, 2007 (2006 - $757,828 or 61%).

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

Index
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

3.           Inventories

	2007	2006
Completed goods	$1,455,191	$970,780
Works in progress	230,082	397,995
Raw materials	604,346	535,540
	$2,289,619	$1,904,315

4.           Property, Plant & equipment

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$3,145,010	$906,215	$2,238,795
Computer hardware	69,644	45,143	24,501
Furniture and fixtures	20,797	11,336	9,461
Office equipment	32,593	21,193	11,400
Manufacturing equipment	2,266,187	1,211,112	1,055,075
Trailer	2,308	1,787	521
Leasehold improvements	45,814	34,510	11,304
Trade show booth	8,644	5,856	2,788
Land	199,093	—	199,093
	$5,790,090	$2,237,152	$3,552,938

	2006	Accumulated	2006
	Cost	Depreciation	Net
Buildings	$3,144,259	$724,752	$2,419,507
Computer hardware	60,576	34,200	26,376
Furniture and fixtures	18,576	8,608	9,968
Office equipment	29,533	17,488	12,045
Manufacturing equipment	2,207,781	990,959	1,216,822
Trailer	1,991	1,411	580
Leasehold improvements	39,517	25,551	13,966
Trade show booth	7,456	4,353	3,103
Land	398,186	—	398,186
	$5,907,875	$1,807,322	$4,100,553

5.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Index
Of the patents costs listed below, $73,828 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$233,692	$10,748	$222,944

	2006 Cost	Accumulated Amortization	2006 Net
Patents	$172,938	$3,180	$169,758

6.    Investments

	2007	2006
Tatko Inc.	$271,000	$271,000
Air-Water Interface Delivery and Detection Inc.	98,000	98,000
	$369,000	$369,000

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

	2007	2006
Long term deposits	$47,838	$47,220

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

Index
The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company.  The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2005 and 2006 and the period ended September 30, 2007:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	1,241,740	$1.00 - $4.60	$2.87
Granted	30,000	$3.58 - $4.40	$4.17
Exercised	(162,000)	$1.40	$1.40
Cancelled or expired	(49,000)	$3.00 - $4.25	$3.52
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$3.44
Granted	1,191,000	$3.25 - $3.60	$3.25
Exercised	(46,000)	$1.40	$1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$2.46
Balance, December 31, 2006	2,126,740	$1.40 – 4.55	$3.44
Granted	235,700	$1.50 – 3.60	$2.35
Exercised	(163,000)	$1.50 – 3.25	$1.77
Cancelled or expired	(124,000)	$3.00 – 4.40	$3.59
Balance, September 30, 2007	2,075,440	$3.00 - 4.55	$3.46

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

The fair value of each option grant is calculated using the following weighted average assumptions:

	2007	2006
Expected life – years	5.0	5.0
Interest rate	4.69%	3.85%
Volatility	52%	52.0%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.35	$1.69

Index
During the nine months ended September 30, 2007, the Company granted 150,000 stock options to Mr. Grant as a part of the litigation settlement made January 3, 2007.  As the options were previously granted and expensed in 2001, no expense was recorded in this period related to this transaction.  During the same period, the Company granted 50,700 options to consultants and has applied FAS No. 123(R) using the Black-Scholes option-pricing model, which resulted in additional expenses of $58,259 during the nine months ended September 30, 2007.  Options granted in previous quarters but not yet vested realized expenses of $140,031 for outsiders and $229,411 for employees for the nine months ended September 30, 2007.  During the three months ended September 30, 2007, the Company granted 35,000 stock options to employees, which resulted in additional expenses of $5,004 for the period.  During the same period, the company cancelled 25,000 stock options written to employees and this resulted in a recoup of $12,730 in expenses.

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

Index
The following table summarizes the Company’s warrant option activity for the year period ended September 30, 2007:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	—	—	—
Granted	987,400	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, September 30, 2007	1,477,440	$4.50	$4.50

10.           Capital Stock.

During the nine months ended September 30, 2007, the Company issued 163,000 shares of common stock upon the exercise of stock options.  The strike price varied from $1.50 – 3.25 per share.

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

Index
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

	EWCP	BPCA	Total
Revenue	$1,080,729	$4,649,703	$5,730,432
Interest revenue	2,542	854	3,396
Interest expense	783	2,091	2,874
Depreciation and amortization	41,056	345,158	386,214
Segment profit (loss)	(1,155,336)	754,680	(400,656)
Segment assets	194,974	3,357,964	3,552,938
Expenditures for segment assets	36,419	(197,820)	(161,401)

The sales generated in the United States and Canada are as follows:

	2007	2006
Canada	$73,759	$199,312
United States and abroad	5,656,673	6,473,479
Total	$5,730,432	$6,672,791

The Company’s long-lived assets are located in Canada and the United States as follows:

	2007	2006
Canada	$413,823	$364,487
United States	3,362,059	3,905,824
Total	$3,775,882	$4,270,311

Four customers account for $3,598,777 (63%) of sales made in the nine months ended September 30th 2007 (2006 - $4,278,159 or 64%).

Index
12.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $416,226 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$68,516
2008	184,312
2009	129,944
2010	16,727
2011	16,727

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

Overview

Flexible Solutions International, Inc. (“we,” “us,” and “our”) develops, manufactures and markets specialty chemicals that slow the evaporation of water.  Our initial product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Using the same technology, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation.  We also manufacture and market products for use in the oilfields to reduce scale and corrosion in many ‘topside’ water systems and in the agriculture industry to reduce fertilizer crystallization before, during and after application.

Results of Operations

Material changes in our Statement of Operations for the periods presented are discussed below:

Nine Months Ended September 30, 2007

Item	Increase (I) or Decrease (D)	Reason
Sales	D
Maintenance shutdowns in the oil extraction industry during Q3, 2007 had a comparative year-over-year effect.  It is understood that shutdowns did not occur in 2006 because high oil prices encouraged the oil companies to continue production.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2006.  Granting of stock options plans resulted in an expense of $153,451 in first nine months of 2007 as compared to $277,494 in the same period 2006.

Investor relations and transfer agent fee	I	Increase in external investor relations and transfer agent fees as well as options granted in relation to the private placement in May 2007 increased our investor relations costs.
Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $188,890 in first quarter 2006 as compared to $108,747 in the same period 2007.
Professional fees	D	We experienced reduced professional fees after the conclusion of two lawsuits in December 2006 and January 2007.
Travel	I	Increased international sales required more travel.
Commissions	D	Decreased sales resulted in lower commissions.
Other Income	I	We sold land which was not needed for our operations which resulted in a one time gain of $195,442.

Index
Capital Resources and Liquidity

The sources and uses of funds are directly obtainable from our Consolidated Statement of Cash Flows found on Page 3 of this document.

Wehave sufficient cash resources to meetour future commitments and cash flow requirements for the coming year.  As of September 30, 2007 working capital was $7,295,137 (2006 - $3,355,420).

Weare committed to minimum rental payments for property and premises aggregating approximately $416,226 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2007	$68,516
2008	184,312
2009	129,944
2010	16,727
2011	16,727

We have secured financing for all current capital spending plans, including the announced purchase of land and a building in Alberta.  We do not foresee any additional capital requirements for the period ending Dec 31 2007.

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

Index

PART II	OTHER INFORMATION

Item 6.	Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
3.2	Bylaws of the registrant. (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

Index
SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flexible Solutions International, Inc.

Dated: November 14, 2007	By:	/s/ Daniel B. O’Brien
Name: Daniel B. O’Brien
Title: President and Chief Executive Officer

	By:	/s/ Daniel B. O’Brien
Name: Daniel B. O’Brien
Title: Chief Financial and Accounting Officer