Form 10KSB
period 2007-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2008-03-31
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark one)

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2007.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year:  $7,431,791.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  As of March 4, 2007, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $22,390,584 based on the closing price for shares of the registrant’s common stock on the American Stock Exchange for that date.

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:  As of March 4, 2007, there were 14,057,567 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one):
Yes ☐    No ☒

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire and disposition of any of our current business.  Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

ii

PART I

Item 1.	Description of Business

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

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage which is due on Nov 30, 2012.  The building will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs  Aspartic acid made in Taber will be shipped to IL for finishing.

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

WATER$AVR® is sold in granulated form and can be applied by hand, by fully automated scheduled metering, or by an automatic dispenser.

Tests have indicated that WATER$AVR®:

●	Reduces daily water evaporation as much as 54%
●	Reduces monthly water evaporation as much as 37%
●	Is odorless
●	Has no effect on invertebrates or vertebrates
●	Has no anticipated effect on any current drinking water treatment processes and
●	Is biodegradable

We have two full-time employees and one part-time employee who are involved in the sales and marketing of WATER$AVR®.

WATER$AVR—BTI™

WATER$AVR—BTI™ combines evaporation control with an environmentally friendly method of killing mosquito larvae during the first, second and third stages of development.

Combined with our original WATER$AVR® product, WATER$AVR—BTI™ can be quickly and evenly spread across large and small water surfaces where larvae must go to obtain air.  Tests conducted by the Entomology Department at the Louisiana State University Agricultural Center showed that the use of WATER$AVR—BTI™ resulted in a 100% kill rate of mosquito larvae in contact with the product.

TPAs

TPAs for Oilfields.  TPAs are used to reduce scale and corrosion in various “topside” water systems.  They are used in place of traditional phosphate and other products when biodegradability is required by environmental regulations.  We have the ability to custom manufacture TPAs depending on the specific water conditions associated with any oil well.

TPAs for the Agricultural Industry.  TPAs have the ability to reduce fertilizer crystallization before, during and after application and can also prevent crystal formation between fertilizer and minerals present in the soil.  Once crystallized, fertilizer and soil minerals are not bio-available to provide plant nourishment.  As a result, in select conditions the use of TPAs either blended with fertilizer or applied directly to crops can increase yields significantly.  TPAs are designated for crop nutrient management programs and should not be confused with crop protection and pesticides or other agricultural chemical applications.  Depending on the application, TPA products are marketed under a variety of brands including Amisorb, LYNX, MAGNET, AmGro and VOLT.  Markets of significance include potatoes, sugar beets, cotton, tomatoes, almonds and other high value per acre crops.

TPAs for Irrigation.  The crystallization prevention ability of TPAs can also be useful in select irrigation conditions.  By reducing calcium carbonate scale propagation, TPAs can prevent early plugging of drip irrigation ports, reduce maintenance costs and lengthen the life of equipment.  TPAs compete with acid type scale removers, but have the advantage of a positive yield effect on the plant, as well as an easier deployment formulation with liquid fertilizers when used as part of a “fertigation” program.  Our TPAs for drip irrigation scale prevention are at an early stage of commercialization and will be marketed and sold through the same channels as TPAs used by the agricultural industry.

TPAs for Detergent.  In detergents, TPAs are a biodegradable substitute for poly-acrylic acid.  In select markets, the use of this substitute outweighs the added cost of TPAs, which has allowed for the continued growth of this TPA product line.  However, to increase penetration of this market beyond specialty detergent manufacturers, we will need to decrease the cost of this product or wait for legislative intervention regarding biodegradability of detergent components.  In the meantime, we are researching various methods to reduce production costs.

TPAs for Personal Care Products.  TPAs can also be used in shampoo and cosmetic products for increased hydration that improves the feel of the core product to consumers.  It may also be used as an additive to toothpaste with the documented effect of reducing decay bacteria adhesion to tooth enamel and presumed reduction in total decay.  We do not currently sell TPAs for use in personal care products.

Competition

HEAT$AVR® and ECO$AVR™

We are aware of only one other company that manufactures a product that competes with HEAT$AVR®.  This other product has had limited sales to date and does not have the important convenience factor of our ECO$AVR® product.  In addition to this existing competitor, our previous distributor, Sun Solar Energy Technologies Inc. ( “Sun Solar”), has recently begun selling a product that directly competes with our ECO$AVR® product.

This product, while having a higher price point and limited sales history to date, must be taken seriously because of the expertise Sun Solar derived from working with us between 1998 and 2004 as our North American distributor.

HEAT$AVR® also competes with plastic pool blanket products.  However, we believe that HEAT$AVR® is more effective and convenient than pool blankets.

WATER$AVR®

Aegis Chemical Industries Ltd. of India directly competes with WATER$AVR®.  We believe our WATER$AVR® product is superior for the following reasons:

●
Easier Application.  WATER$AVR® may be applied directly to the water surface by hand or machine.  Our competition requires premixing to dilute the product to usable strength, followed by extensive pumping.

●	Cost. In order to achieve comparable water savings levels, other products cost more than WATER$AVR®.

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

Our TPA products face indirect competition from other chemicals in every market in which we are active.  For purposes of oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect.  For crop enhancement, increased fertilizer levels or reduced concentrations can serve as a substitute for TPAs.  In irrigation scale control, acid washes are our prime competitor.  In detergent, poly-acrylic acid is most often used due to price advantage.  Notwithstanding the above, we believe our competitive advantages include:

●	Biodegradability compared to competing oil field chemicals;
●	Cost-effectiveness for crop enhancement compared to increased fertilizer use;

●	Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale markets; and
●	Biodegradability compared to poly-acrylic acid for detergents.

Manufacturing

Our HEAT$AVR® and ECO$AVR® products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers.  We have never experienced any shortage in the availability of raw materials and parts for these products and we do not have any long term supply contracts for any of these items.  We manufacture these products in our plant in Calgary, Alberta, Canada.

Our WATER$AVR® products are manufactured under contract with Ondeo Nalco Company (“Ondeo”) under an agreement which expires April 2007, with a five-year extension available.  We are not required to purchase any minimum quantity of this product.

Our 56,780 sq. ft. facility in Peru, Illinois manufactures our TPA products.  Raw materials for TPA production are sourced from various manufacturers throughout the world and we believe they are available in sufficient quantities for any increase in sales.  Raw materials are, however, derived from crude oil and are subject to price fluctuations related to world oil prices.

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage which is due on Nov 30, 2012.  The building will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs Aspartic acid made in Taber will be shipped to IL for finishing.

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

Research and Development

We spent $120,817 for the year ended December 31, 2007 and $127,254 for the year ended December 31, 2006 on research and development.  This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2007 we had 24 employees, including one officer, thirteen sales and customer support personnel, and ten manufacturing personnel.  None of our employees is represented by a labor union and we have experienced no work stoppages to date.

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

We have experienced operating losses and negative cash flow from operations since our inception and we currently have an accumulated deficit.  If our revenues do not increase, our results of operations and liquidity will be materially adversely affected.  If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not be profitable.  Even if we become profitable in the future, we may not remain profitable.

Fluctuations in our operating results may cause our stock price to decline.

Given the nature of the markets in which we operate, we cannot reliably predict future revenues and profitability.  Changes in competitive, market and economic conditions may cause us to adjust our operations.  A high proportion of our costs are fixed, due in part to our sales, research and development and manufacturing costs.  Thus, small declines in revenue could disproportionately affect our operating results.  Factors that may affect our operating results and the market price of our common stock include:

●	demand for and market acceptance of our products;

●	competitive pressures resulting in lower selling prices;

●	adverse changes in the level of economic activity in regions in which we do business;

●	adverse changes in industries, such as swimming pool construction, on which we are particularly dependent;

●	changes in the portions of our revenue represented by various products and customers;

●	delays or problems in the introduction of new products;

●	the announcement or introduction of new products, services or technological innovations by our competitors;

●	variations in our product mix;

●	the timing and amount of our expenditures in anticipation of future sales;

●	increased costs of raw materials or supplies; and

●	changes in the volume or timing of product orders.

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

The marketing efforts of our WATER$AVR® product may result in continued losses.  We introduced our WATER$AVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use.  This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product.  We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product.  We expect to spend $400,000 on the marketing and production of our WATER$AVR® product in fiscal 2008.

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

Without the timely introduction of new products and enhancements, our products could become obsolete over time, in which case our revenue and operating results would suffer.  The success of our new product offerings will depend upon several factors, including our ability to:

●	accurately anticipate customer needs;

●	innovate and develop new products and applications;

●	successfully commercialize new products in a timely manner;

●	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

●	differentiate our products from our competitors’ products.

In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product.  If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenues.

We are dependent upon certain customers.

Among our current customers, we have identified six that are sizable enough that the loss of any one would be significant.  Any loss of one or more of these customers could result in a substantial reduction in our revenues.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

In the year ended December 31, 2007, revenues from shipments made outside of the United States accounted for approximately 79% of our revenues, 79% in the year ended December 31, 2006 and 80% in the year ended December 31, 2005.  Since we sell our products worldwide, our business is subject to risks associated with doing business internationally.  We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue.  Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates;

●	changes in a country or region’s political or economic conditions, particularly in developing or emerging markets;

●	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

●	trade protection measures and import or export licensing requirements;

●	differing tax laws and changes in those laws;

●	difficulty in staffing and managing widespread operations;

●	differing protection of intellectual property and changes in that protection; and

●	differing regulatory requirements and changes in those requirements.

We are subject to credit risk and may be subject to substantial write-offs if one or more of our significant customers default on their payment obligations to us.

We currently allow our major customers between 30 and 45 days to pay for each sale.  This practice, while customary, presents an accounts receivable write-off risk in that if one or more of our significant customers defaulted on their payment obligations to us, such write-off, if substantial, would have a material adverse effect on our business and results of operations.

Our products can be hazardous if not handled, stored and used properly; litigation related to the handling, storage and safety of our products would have a material adverse effect on our business and results of operations.

Some of our products are flammable and must be stored properly to avoid fire risk.  Additionally, some of our products may cause irritation to a person’s eyes if they are exposed to the concentrated product.  Although we label our products to warn of such risks, our sales could be reduced if our products were considered dangerous to use or if they are implicated in causing personal injury or property damage.  We are not currently aware of any circumstances in which our products have caused harm or property damage to consumers.  Nevertheless, litigation regarding the handling, storage and safety of our products would have a material adverse effect on our business and results of operations.

Our failure to comply with environmental regulations may create significant environmental liabilities and force us to modify our manufacturing processes.

We are subject to various federal, state and local environmental laws, ordinances and regulations relating to the use, storage, handling and disposal of chemicals.  Under such laws, we may become liable for the costs of removal or remediation of these substances that have been used by our consumers or in our operations.

Such laws may impose liability without regard to whether we knew of, or caused, the release of such substances.  Any failure by us to comply with present or future regulations could subject us to substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to protect our intellectual property could impair our competitive position.

While we own certain patents and trademarks, some aspects of our business cannot be protected by patents or trademarks.  Accordingly, in these areas there are few legal barriers that prevent potential competitors from copying certain of our products, processes and technologies or from otherwise entering into operations in direct competition with us.  In particular, we have been informed that our former exclusive agent for the sale of our products in North America is now competing with us in the swimming pool and personal spa markets.  As a former distributor, they were given access to many of our sales, marketing and manufacturing techniques.

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

Our business would be adversely affected if the services of Daniel B. O’Brien ceased to be available to us because we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry.  If Mr. O’Brien no longer served as our President and Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms.  The market for skilled employees is highly competitive, especially for employees in the fields in which we operate.  While our compensation programs are intended to attract and retain qualified employees, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Item 2.	Description of Property.

We lease 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $5,135 per month.  This lease is effective through June 2009.  We lease an 11,000 sq. ft. building in Calgary, Alberta for $8,925per month which we use to manufacture our swimming pool products.  This lease is effective through September 2009.  We lease 1,488 sq. ft. in Richmond, British Columbia for sales and customer support at a cost of $1,414 per month.  This lease is effective through December 2011.  We lease 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $6,548 per month and the lease is currently month to month.  We also own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products.

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage which is due on Nov 30, 2012.  The building will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs Aspartic acid made in Taber will be shipped to IL for finishing.

Item 3.	Legal Proceedings.

On July 23, 2004, we filed a lawsuit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. (“Tatko”).  The action arose from our Joint Product Development Agreement with Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock.  In return, Tatko granted us a five-year option to purchase 20% of Tatko’s outstanding capital stock.  Tatko refused to collaborate on the agreement and, therefore, we filed the lawsuit to have the court declare that Tatko is not entitled to the 100,000 shares of our restricted common stock. On January 4, 2008, the lawsuit was dismissed pursuant to an agreement by Tatko to treat the Joint Product Development Agreement as void. As a result of the dismissal of the lawsuit and the agreement of the parties, the 100,000 shares of restricted stock will be returned or cancelled.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Securities

Our common stock is traded on the American Stock Exchange under the symbol “FSI”.  The following is the range of high and low closing sales or bid prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2006	First Quarter	$3.55	$2.25
	Second Quarter	4.30	2.45
	Third Quarter	3.25	2.50
	Fourth Quarter	4.12	2.80

		High	Low

Year Ended December 31, 2007	First Quarter	3.55	2.25
	Second Quarter	4.30	2.45
	Third Quarter	3.25	2.50
	Fourth Quarter	4.12	2.80

Prices represent high and low prices on the American Stock Exchange.  As of December 31, 2007 we had approximately 1,700 shareholders.

Our common stock also trades on the Frankfurt stock exchange under the symbol “FXT.”

Shares Which May Be Issued

As of March 15, 2008 we had 14,157,567 outstanding shares of common stock.  The following table lists additional shares of our common stock which may be issued as of March 15, 2008:

	Number Of Shares	Note Reference

Shares issuable upon the exercise of warrants held by private investors	1,455,470	A

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,912,440	B

A.           Between April 14th and June 8th, 2005 and again in May 2007, we sold shares of our common stock in private transactions.  In some cases warrants were issued as part of the financings.  Information concerning the outstanding warrants are shown below.

Shares Issuable Upon Exercise Of Warrants	Issue Date	Exercise Price	Expiration Date

900,000	4/14/05	$ 4.50	4/14/09
87,400	6/08/05	$ 4.50	6/08/09
468,070	5/03/07	$ 4.50	5/03/10

B.           Options are exercisable at prices ranging from $3.00 to $4.60 per share.  See Item 10 of this report for more information concerning these options.

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

Year Ended December 31, 2007

Item	Increase (I) or Decrease (D)	Reason

Sales	D
Maintenance shutdowns in the oil extraction industry during 2007 reduced sales of TPAs.  It is understood that shutdowns did not occur in 2006 because high oil prices encouraged the oil companies to continue production.

Administrative salaries and benefits	D	In 2006, we granted 5 year stock options to a few key employees. The expense for financial reporting purposes added $369,992 to administrative salaries in 2006 but only $204,602 in 2007.

Professional fees	D	Resolution of several legal proceedings in the year 2007 reduced our costs.

Consulting	D	The expense, for financial reporting purposes, of stock options granted in 2006 to consultants that did not reoccur in 2007.

Commissions	D	Decreased sales led to a decrease in commission costs.

Year Ended December 31, 2006

Item	Increase (I) or Decrease (D)	Reason

Sales	I	Sales growth in all divisions.

Wages	I	In 2005 we were not required to record the expense of stock options. The expense, for financial reporting purposes for employee stock options, added $131,517 to wages in 2006.

Administrative salaries and benefits	I	In 2005 we were not required to record the expense of stock options. The expense, for financial reporting purposes for employee stock options, added $369,992 to administrative salaries in 2006.

Investor relations and transfer agent fee	D	Upon the closing of our private placements in 2005, some stock options granted in 2004 vested and incurred expenses in this category by $422,500.

Insurance	I	Increase is comparable to what others are experiencing in the industry.

Consulting	I	The expense, for financial reporting purposes, of stock option grants in 2006 to consultants.

Research	I	Increased spending on development.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2007 were:

Cash provided by operations	$242,451
Patent development	(60,680)
Equipment purchases	(586,127)
Sale of common stock	3,164,481
Exchange rate changes	142,990
Other	(1,981)

Our material sources and <uses> of cash during the year ended December 31, 2006 were:

Cash provided by operations	$17,539
Collection of loan	35,228
Patent development	(29,116)
Equipment purchases	(37,160)
Sale of common stock	15,285
Exchange rate changes	(22,152)
Other	(2,147)
Cash on hand at January 1, 2006	22,523

We are committed to minimum rental payments for property and premises aggregating approximately $355,022 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	186,906
2009	134,192
2010	16,962
2011	16,962

We don’t anticipate any capital requirements for the twelve months ending December 31, 2008.

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
Chartered Accountants
A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the consolidated balance sheets of Flexible Solutions International, Inc. (the “Company”) as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Chartered Accountants

Burnaby, Canada

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheet
December 31, 2007 and 2006
(U.S. Dollars)

	December 31, 2007	December 31, 2006

Assets

Current
Cash and cash equivalents	$3,355,854	$450,759
Accounts receivable	1,051,056	1,319,575
Inventories (see Note 4)	2,361,270	1,904,315
Prepaid expenses	115,353	124,360

	6,883,533	3,799,009

Property, equipment and leaseholds, net (see Note 5)	4,743,362	4,100,553
Patents (see Note 6)	230,438	169,758
Investment (see Note 7)	-	369,000
Long term deposits (see Note 8)	48,034	47,220

Total Assets	$11,905,367	$8,485,540

Liabilities

Current
Accounts payable and accrued liabilities	$339,266	$423,030
Deferred revenue	9,870	20,559
	349,136	443,589
Mortgage	645, 617	-
	994,753	443, 589

Stockholders’ Equity

Capital stock
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
14,057,567 (2006: 13,058,427) common shares	14,058	13,058
Capital in excess of par value	15,824,284	12,370,418
Other comprehensive income (see Note 9)	394,289	131,002
Accumulated Deficit	(5,322,017)	(4,472,527)

Total Stockholders’ Equity	10,910,614	8,041,951

Total Liabilities and Stockholders’ Equity	$11,905,367	$8,485,540

Commitments, Contingencies and Subsequent events	(See Notes 15, 16 & 17)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
(U.S. Dollars)

	Years Ended December 31,
	2007	2006

Sales	$7,431,791	$8,373,597
Cost of sales	4,799,750	5,401,350

Gross profit	2,632,041	2,972,247

Operating Expenses
Wages	1,094,799	1,069,736
Administrative salaries and benefits	447,516	666,542
Advertising and promotion	63,126	45,215
Investor relations and transfer agent fee	302,401	258,072
Office and miscellaneous	193,165	157,755
Insurance	230,656	209,864
Interest expense	10,605	3,136
Rent	227,431	232,820
Consulting	248,707	383,965
Professional fees	233,701	324,359
Travel	131,539	136,049
Telecommunications	38,163	34,041
Shipping	39,486	41,517
Research	120,817	123,254
Commissions	119,790	171,380
Bad debt expense	2,310	90,747
Currency exchange	42,094	(23,417)
Utilities	21,612	18,064

	3,567,918	3,940,099

Loss before other items and income tax	(935,877)	(967,852)
Registration rights penalty	-	(326,710)
Write down of investment	(98,000)
Other expenses	(15,051)
Other income	195,442
Interest income	3,996	3,114

Loss before income tax	(849,490)	(1,291,448)
Income tax (recovery)	-	(127,049)

Loss for the year	$(849,490)	$(1,164,369)

Net loss per share (basic and diluted)	$(0.06)	$(0.09)

Weighted average number of common shares (basic and diluted)	13,772,180	12,994,430

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For Three Months Ended December 31, 2007 and 2006
(U.S. Dollars)

	Three Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)

Sales	$1,701,359	$1,700,806
Cost of sales	1,162,160	1,155,807

Gross profit	$539,199	$544,999

Operating Expenses
Wages	294,363	217,991
Administrative salaries and benefits	71,436	190,561
Advertising and promotion	21,355	9,381
Investor relations and transfer agent fee	50,319	112,064
Office and miscellaneous	57,790	30,050
Insurance	62,677	48,814
Interest expense	7,731	1,161
Rent	57,213	55,841
Consulting	60,217	93,106
Professional fees	102,192	111,922
Travel	33,475	54,832
Telecommunications	10,883	9,598
Shipping	8,815	7,682
Research	42,032	21,195
Commissions	31,258	41,184
Bad debt expense	249	90,557
Currency exchange	(27,456)	(28,695)
Utilities	6,715	4,806

	890,634	1,072,050

Loss before other items and income tax	$(351,435)	$(527,051)
Write down of investment	(98,000)	-
Interest income	600	430

Loss before income tax	$(448,835)	$(526,621)
Income tax (recovery)	-	-

Loss for the 3 months	$(448,835)	$(526,621)

Net loss per share (basic and diluted)	$(0.03)	$(0.04)

Weighted average number of shares (basic and diluted)	14,156,480	13,010,514

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31, 2007 and 2006
(U.S. Dollars)

	Years Ended December 31,
	2007	2006

Operating activities
Net loss	$(849,490)	$(1,164,369)
Adjustments to reconcile net loss to net cash
Stock compensation expense	561,384	858,585
Shares issued for services	-	74,306
Depreciation	588,932	597,170
	300,826	365,692
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	268,518	(553,174)
(Increase) Decrease in inventories	(456,955)	410,664
(Increase) Decrease in prepaid expenses	9,007	12,955
Increase (Decrease) in accounts payable	(83,763)	(268,075)
Increase (Decrease) deferred revenue	10,689	20,559
Increase (Decrease) in income taxes	-	28,918

Cash provided by (used in) operating activities	26,944	17,539

Investing activities
(Increase) Decrease in short-term investments	-	-
(Increase) Decrease in investments	369,000	-
(Increase) Decrease in long term deposits	(814)	(2,147)
(Increase) Decrease in loan receivable	-	35,228
(Increase) Decrease in development of patents	(60,680)	(29,116)
(Increase) Decrease in acquisition of equipment	(1,231,741)	(37,160)

Cash provided by (used in) investing activities	(924,235)	(33,195)

Financing activities
Mortgage	645,617	-
Proceeds from issuance of common stock	2,893,481	15,285

Cash provided by financing activities	3,539,098	15,285

Effect of exchange rate changes on cash	263,289	(22,152)

Inflow (outflow) of cash	2,905,096	(22,152)
Cash and cash equivalents, beginning	450,759	473,282

Cash and cash equivalents, ending	$3,355,855	$450,759

Supplemental disclosure of cash flow information:
Registration rights penalty	$-	$(326,710)
Interest paid	10,605	3,136

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity
Balance December 31, 2005	12,981,316	$12,981	$11,422,218	$(3,308,158)	$153,254	$8,280,295

Translation adjustment	—	—	—	—	(22,495)	(22,495)
Net loss	—	—	—	(1,164,369)	—	(1,164,369)

Comprehensive income	—	—	—	—	—	(1,210,081)

Shares issued:
Exercise of stock options	46,000	46	64,354	—	—	64,400
Issue of stock for services	31,111	31	74,306	—	—	74,337
Private placement	—	—	(49,046)	—	—	(49,046)
Stock option compensation	—	—	858,585	—	—	882,015

Balance December 31, 2006	13,058,427	$13,058	$12,370,417	$(4,472,527)	$131,002	$8,041,950

Translation adjustment	—	—	—	—	263,288	263,288
Net loss	—	—	—	(849,490)	—	(849,490)

Comprehensive income	—	—	—	—	—	(586,202)

Shares issued:
Exercise of stock options	163,000	163	288,837	—	—	289,000
Cancellation of stock	(100,000)	(100)	(270,000)	—	—	(271,000)
Private placement	936,140	936	2,874,546	—	—	2,875,482
Stock option compensation	—	—	561,384	—	—	561,384

Balance December 31, 2007	14,057,567	$14,057	$15,824,284	$(5,322,017)	$394,289	$10,910,614

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $630,296 (60%) as at December 31, 2007 (2006 - $483,682 or 37%).

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

3.           Inventories

	2007	2006
Completed goods	$1,597,294	$970,780
Works in progress	241,625	397,995
Raw materials	522,351	535,540
	$2,361,270	$1,904,315

4.           Property, Plant and Equipment

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$4,483,465	$1,033,663	$3,449,802
Computer hardware	75,458	48,284	27,174
Furniture and fixtures	21,788	12,154	9,634
Office equipment	32,905	22,035	10,870
Manufacturing equipment	2,313,363	1,280,943	1,032,420
Trailer	3,854	1,863	1,990
Leasehold improvements	46,304	36,480	9,825
Trade show booth	8,766	6,212	2,554
Land	199,093	—	199,093
	$7,184,996	$2,441,634	$4,743,362

	2006	Accumulated	2006
	Cost	Depreciation	Net
Buildings	$3,144,259	$724,752	$2,419,507
Computer hardware	60,576	34,200	26,376
Furniture and fixtures	18,576	8,608	9,968
Office equipment	29,533	17,488	12,045
Manufacturing equipment	2,207,781	990,959	1,216,822
Trailer	1,991	1,411	580
Leasehold improvements	39,517	25,551	13,966
Trade show booth	7,456	4,353	3,103
Land	398,186	—	398,186
	$5,907,875	$1,807,322	$4,100,553

5.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$243,853	$13,415	230,438

	2006 Cost	Accumulated Amortization	2006 Net
Patents	$172,938	$3,180	169,758

6.   Investments.

	2007	2006
Tatko Inc.	$-	$271,000
Air-Water Interface Delivery and Detection Inc.	-	98,000
	$-	$369,000

On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. (“Tatko”) for consideration of the issuance of 100,000 shares of the Company’s common stock.  The option to purchase the shares of Tatko expires on May 31, 2008.  The cost of the investment has been accounted for based on the fair market value of the Company’s common stock on May 31, 2003.  For further information on this option, see Contingencies (Note 16) below.

In 2005, NanoDetect purchased 32.7 shares of equity in Air Water Interface Delivery and Detection Inc. (“AWD”) for a total cost of $98,000.  This investment represents only 3.3% of the issued and outstanding shares of AWD and, accordingly, will be accounted for under the cost method.  While the technology to be developed by AWD still has enormous potential and may be commerialized in the future, management consideres that those events are sufficiently far in the future and not certain enough to maintain the investment in the venture at the invested cost. Therefore, the investment in AWD will be written down to zero.

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect there long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2007	2006
Long term deposits	$48,034	$47,220

8.           Comprehensive Income

	2007	2006
Net loss	$(779,885)	$(1,164,369)
Other comprehensive income	263,287	(22,495)
Comprehensive income	$(516,599)	$(1,186,864)

9.           Income Tax

The income tax expense (recovery) is compromised of the following:

	2007	2006
Current tax, domestic	-	-
Current tax, foreign	-	$(127,079)
Current tax, total	-	$(127.079)

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (35%) for the following reasons:

	2006	2006
Income before taxes, domestic	$(427,661)	$(427,661)
Income before taxes, foreign	(863,787)	(863,787)
Income before taxes, total	$(1,291,448)	$(1,291,448)
Expense (recovery) for income taxes at statutory rate (35%)	$(452,007)	$(452,007)
Permanent difference – stock based compensation	326,523	326,523
Depreciation	104,543	104,543
Miscellaneous	-	-
Tax refund from application of losses to prior periods	(127,079)	(127,079)
Application of losses from prior periods	(139,308)	(139,308)
Losses carried forward	160,249	160,249
Income tax expense (recovery)	$(127,079)	$(127,079)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax liability calculated at a 35% tax rate consists of the following:

	2006	2006
Non-capital loss carry forwards	950,037	$950,037
Book over tax value of property and equipment	(83,416)	(83,416)
Change in valuation allowance	(866,621)	(866,621)
Net deferred tax asset (liability)	-	-

The Company's carried losses for income tax purposes are $2,714,390 (2005 - $3,726,632), which may be carried forward to apply against future income tax, expiring between 2013 and 2025.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2013	$93,218
2014	390,847
2016	392,888
2023	300,352
2024	1,336,009
2025	201,076

10.           Loss Per Share.

	Net loss	Shares (denominator)	Per share amount
2007 Basic net loss	$(849,490)	13,772,180	$(0.06)

2006 Basic net loss	$(1,164,369)	12,994,430	$(0.09)

Options to purchase 1,912,440 shares of the Company’s common stock at prices ranging from $3.00 to $4.60 per share were outstanding during the year ended December 31, 2007 (2006:  options to purchase 2,126,410 shares of the Company’s common stock at prices ranging from $1.40 to $4.60 per share), but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock and were anti-dilutive.  There were no preferred shares issued and outstanding for the years ended December 31, 2007 or 2006.

11.           Stock Options.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2007 and 2006:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$3.44
Granted	1,191,000	$3.25 - $3.60	$3.25
Exercised	(46,000)	$1.40	$1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$2.46
Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93
Balance, December 31, 2007	1,912,440	$3.00 – 4.60	$3.38

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

The fair value of each option grant is calculated using the following weighted average assumptions:

	2007	2006
Expected life – years	5.0	5.0
Interest rate	4.69%	4.50%
Volatility	52%	52.0%
Dividend yield	-- %	-- %
Weighted average fair value of options granted	$1.35	$1.49

During the year ended December 31, 2007, the Company granted 200,700 (2006 – 410,000) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $87,389 (2006 - $362,005).  During the year ended December 31, 2007, employees were granted 35,000 (2006 – 781,000) stock options, which resulted in additional expenses of $10,009 (2006 – 496,580).

12.           Warrants

On April 14, 2005, the Company raised $3,375,000 pursuant to the private sale of 900,000 shares of the Company’s common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company’s common stock.  The warrants have a four-year term and are immediately exercisable at a price of $4.50 per share.

On June 8, 2005, the Company raised $327,750 pursuant to the private sale of 87,400 shares of the Company’s common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company’s common stock.  The warrant has a four-year term and is immediately exercisable at a price of $4.50 per share.

In May 2007 the Company raised $3,042,455 from the private sale of 936,140 units, at a price of $3.25 per unit.  Each unit consists of one share of common stock and one half warrant with a three year term and a strike price of $4.50 per share.  The Company also issued 21,970 warrants with the same terms for investment banking services related to this transaction.

The following table summarizes the Company’s warrant activity for the two years ended December 31, 2007.

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2007	1,455,470	$4.50	$4.50

13.           Capital Stock.

The $326,710 registration rights penalty recorded in the quarter ended September 30, 2006 is a one time occurrence that management believes should have been recorded directly against the corresponding capital, which was raised in 2005.  However, at the date of issuance of the capital, it was deemed to be very unlikely that any obligation would arise and as such, we were not able to make a reasonable estimate of a potential liability.  Given these circumstances, GAAP requires we record the payment as another item on our income statement.  All contractual obligations related to the equity raised in 2005 are now complete and no more amounts will become due.

During the year ended December 31, 2006 the Company issued 46,000 shares of common stock at $1.40 per share upon exercise of stock options.

During the year ended December 31, 2006 the Company issued 31,111 shares of common stock for services, recognizing an expense of $74,337.

During the year ended December 31, 2007 the Company issued 163,000 shares of common stock upon the exercise of stock options.  The strike price varied from $1.50 – 3.25 per share.

In May 2007 the Company closed a $3,042,455 private placement with select institutional investors.  The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share.  The proceeds will be used to build a biomass conversion facility that will use renewable agriculture crops to produce aspartic acid.

14.           Segmented, Significant Customer Information and Economic Dependency.

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

	EWCP	BPCA	Total
Revenue	$1,217,366	$6,214,425	$7,431,791
Interest revenue	3,996	-	3,996
Interest expense	7,412	3,193	10,605
Depreciation and Amortization	125,637	463,295	588,932
Segment profit (loss)	(1,832,681)	983,191	(849,490)
Segment assets	1,471,603	3,271,759	4,743,362
Expenditures for segment assets	1,198,537	33,204	1,231,741

Sales by territory are shown below:

	2007	2006
Canada	$85,145	$202,763
United States and abroad	7,346,646	8,171,399
Total	$7,431,791	$8,374,162

The Company’s long-lived assets are located in Canada and the United States as follows:

	2007	2006
Canada	$1,068,786	$364,487
United States and abroad	3,905,014	3,905,824
Total	$4,973,800	$4,270,311

Three customers accounted for $4,120,386 (55%) of sales made in the year (2006 - $4,727,042).

15.           Commitments.

We are committed to minimum rental payments for property and premises aggregating approximately $355,022 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	186,906
2009	134,192
2010	16,962
2011	16,962

16.           Contingencies.

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

As of January 3, 2007 all litigation between FSI and Patrick Grant has been settled. As part of the settlement FSI permited Mr. Grant to exercise an option to purchase 100,000 shares of FSI’s common stock at a price of $1.50 per share and to exercise a second option to purchase 50,000 shares of FSI’s common stock at a price of $2.00 per share.  FSI also forgave a loan to Mr. Grant and related parties in the amount of approximately $46,177. This amount has been recorded as a bad debt expense in 2006.  FSI, its subsidiaries and officers face no further liability in regard to the Grant lawsuit.

On May 28, 2004, Sun Solar Energy Technologies, Inc. (“Sun Solar”), filed a lawsuit in the Federal Court of Canada, against the Company, Flexible Ltd., and Mr. O’Brien.  Sun Solar is seeking:  (a) a declaration that the trademark “Tropical Fish” is available for use by Sun Solar; (b) injunctive relief against further use of the “Tropical Fish” trademark by the Company; and (c) monetary damages exceeding $7,000,000 for the alleged infringement by the Company, Flexible Ltd. and Mr. O’Brien of the “Tropical Fish” trademark, as well as any other “confusingly similar trademarks” or proprietary trade dresses.  On August 9, 2004, the Company, Flexible Ltd. and Mr. O’Brien filed their defense and filed a counterclaim against Sun Solar.  The counterclaim seeks:  (x) injunctive relief against further use of the “Tropical Fish” trademark by Sun Solar; (y) a declaration that the “Tropical Fish” trademark is owned by the Company, or, in the alternative, is not distinctive and should be struck from the trademark registry; and (z) monetary damages exceeding $50,000.  On December 28, 2006, all litigation with Sunsolar Energy Technologies was settled on a confidential basis. This settlement will have no effect on our financial statements nor on our ability to sell swimming pool products under our current trademarks and trade-dress.

On July 23, 2004, we filed a lawsuit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. (“Tatko”).  The action arose from our Joint Product Development Agreement with Tatko in which we agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of our restricted common stock.  In return, Tatko granted us a five-year option to purchase 20% of Tatko’s outstanding capital stock.  Tatko refused to collaborate on the agreement and, therefore, we filed the lawsuit to have the court declare that Tatko is not entitled to the 100,000 shares of our restricted common stock. On January 4, 2008, the lawsuit was dismissed pursuant to an agreement by Tatko to treat the Joint Product Development Agreement as void. As a result of the dismissal of the lawsuit and the agreement of the parties, the 100,000 shares of restricted stock will be returned and cancelled.

17.           Subsequent Events.

No subsequent events.

18.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item8A(T).	Controls and Procedures.

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

As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report on internal control in this annual report.

Item 8B.	Other Information.

None.

Item 9.	Directors and Executive Officers.

Name	Age	Position

Daniel B. O’Brien	51	President, Director
John H. Bientjes	54	Director
Dr. Robert N. O’Brien	86	Director
Dale Friend	51	Director
Eric Hodges	59	Director

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

Eric Hodges was elected a director in September 2004.  Mr. Hodges is an accountant from Victoria who has over three decades of experience.  He received his financial education from the University of Washington in Seattle where he played for the Huskies football program.  Mr. Hodges continued playing football after college, with a successful, multiyear professional career with the British Columbia Lions of the Canadian Football League.  In the past five years, Mr. Hodges has owned and operated Eric G. Hodges & Associates, a Victoria-based accounting firm with both Canadian and U.S. clientele.  Eric is extremely familiar with both Canadian and United States generally accepted accounting principles (“GAAP”), since he has clients in both countries.  Furthermore, his wide range of experience with small and quickly growing companies is an asset to the board of directors.

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

Our Compensation Committee, consisting of Dr. Robert O’Brien and John Bientjes, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program.  None of our officers participated in deliberations of the compensation committee concerning executive officer compensation.  Dr. O’Brien is not an independent member of the compensation committee as that term is defined in Section 121(a) of the listing standards of the American Stock Exchange.  During the year ended December 31, 2007, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff.  Interested persons may also obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earmed in excess of $100,000 during the two fiscal years ended December 31, 2007.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total
Daniel B. O’Brien	2007	$140,154	--	--	--	--	$140,154
President and Chief	2006	$150,109	--	--	340,217	--	490,326
Executive Officer

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

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

All of the options granted have terms of between one and five years after the date of grant and reflect exercise prices equal to the fair market value of a share of our common stock as determined by our board of directors on the date of grant.  All of the options contain vesting provisions pursuant to which the options are 100% exercisable within a fixed number of months after the date of grant.

All option grants made during a fiscal year are submitted for shareholder approval at the next annual shareholder meeting.  To date, our shareholders have approved all of the grants.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2007, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Stock Option Program	1,912,440	$3.38	Not Applicable
Total	1,912,440	$3.38

As of February 15, 2008 options to purchase 1,912,440 shares of our common stock were outstanding under our Stock Option Program.  The exercise price of these options varies between $3.00 and $4.60 per share.  The options expire at various dates between April 23, 2008 and December 18, 2012.

The following tables show, during the fiscal year ended December 31, 2007, the options granted to, and the options exercised and held by, the persons named below.  All options were granted pursuant to our Stock Option Program.

Options Granted
Name	Grant Date	Options Granted (#)	Exercise Price Per Share	Expiration Date

Daniel O’Brien	--	--	--	--

Options Exercised
Name	Shares Acquired On Exercise (1)	Value Realized (2)

Daniel O’Brien	--	--

(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2007.

(2)
With respect to options exercised during the fiscal year ended December 31, 2007, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying unexercised options which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Daniel O’Brien	50,000		$4.25	07/01/07
	20,000		3.60	12/31/08
	50,000		3.00	11/26/09
	200,000		3.25	01/05/11
		300,000	3.25	01/05/11

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings.  We also compensate directors $1,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2007:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

Robert N. O’Brien	--	--	--
John H. Bientjes	$1,000	--	--
Dale Friend	$1,000	--	--
Eric Hodges	$1,000	--	--

(1)	The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(2)	The fair value of options granted computed in accordance with FAS 123R on the date of grant.

The terms of the options granted to our directors in 2006 are shown below.

Name	Option Price	No. of Options	Expiration Date
Robert N. O’Brien	$3.25	250,000	January 5, 2011
John H. Bientjes	$3.25	5,000	January 5, 2011
John H. Bientjes	$3.60	5,000	December 18, 2012
Dale Friend	$3.25	5,000	January 5, 2011
Dale Friend	$3.60	5,000	December 18, 2012
Eric Hodges	$3.25	5,000	January 5, 2011
Eric Hodges	$3.60	5,000	December 18, 2012

Daniel B. O’Brien is not compensated for serving as a director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of February 15, 2008 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership
Daniel B. O’Brien 2614 Queenswood Dr. Victoria, BC V8N 1X5	4,891,900	34.6%

Dr. Robert N. O’Brien 2614 Queenswood Dr. Victoria, BC V8N 1X5	1,970,000	13.9%

John Bientjes #1-230 West 13th Street, North Vancouver, B.C. V7M 1N7	35,000	0.2%

Dale Friend 3009 E. Kent Ave, Vancouver, BC V5S 4P6	-	-

Eric Hodges #110 - 4252 Commerce Circle Victoria, BC V8Z 4M2	-	-

All officers and directors as a group (5 persons)	6,896,900	48.7%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of __________, listed below.

Name	No. of Options	Exercise Price	Expiration Date
Daniel O’Brien
	20,000	$3.60	December 31, 2008
	50,000	$3.00	November 26, 2009
	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011
Dr. Robert O’Brien
	20,000	$3.60	December 31, 2008
	25,000	$3.00	November 26, 2009
	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011

John Bientjes
	5,000	$3.60	December 31, 2008
	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
Dale Friend
	5,000	$3.60	December 31, 2008
	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
Eric Hodges
	5,000	$3.60	December 31, 2008
	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011

Item 12.	Certain Relationships and Related Transactions.

Our director, Dr. Robert N. O’Brien, developed substantially all of our products and has assigned the patent rights to these products to us.  We have no agreement with Dr. O’Brien requiring him to conduct any research and development activities for us, but we anticipate that any future inventions which may be of interest to us will continue to be assigned to us by Dr. O’Brien, although he has no legal obligation to do so.  Dr. O’Brien does not receive any salary or royalties from us for any research and development activities, although our board of directors does consider such activities undertaken by Dr. O’Brien when it grants stock options to Dr. O’Brien.  Dr. O’Brien is a member of our board of directors, but abstains from all proceedings of the board concerning his stock option grants.  Please refer to Item 10 of this report for further information.  Dr. O’Brien is the father of our Chief Executive Officer, Daniel B. O’Brien.

Item 13.	Exhibits.

Number	Description
3.1	Articles of Incorporation of the Registrant. (1)
3.2	Bylaws of the Registrant. (1)
21.1	Subsidiaries. (2)
23.1	Consent of Independent Accountants.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Cinnamon Jang Willoughby & Company, Certified Public Accountants (“CJW”), are our independent auditors and have examined our financial statements for the fiscal years ended December 31, 2007 and 2006.

Audit Fees

CJW was paid $55,484 and $62,731 for the for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

CJW was paid $12,106 and $10,712 for the fiscal years ended December 31, 2007 and 2006, respectively, for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

CJW was paid $2,176 and $2,150 for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

CJW was paid no other fees for professional services during the fiscal years ended December 31, 2007 and 2006.

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

During the year ended December 31, 2007 our Audit Committee approved all of the fees paid to CJW.  Our Audit Committee has determined that the rendering of all other non-audit services by CJW is compatible with maintaining CJW’s independence.  During the year ended December 31, 2007, none of the total hours expended on our financial audit by CJW were provided by persons other than CJW’s full-time permanent employees.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flexible Solutions International, Inc.

Dated: March 29, 2007.	By:	/s/ DANIEL B. O'BRIEN
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

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