Form 10-Q
period 2008-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2008-05-15
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to  ________

Commission File Number:  000-2969

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery St. Victoria, British Columbia, Canada	V8T 5G4
(Address of Issuer's Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (250) 477-9969

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

Yes      X          No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes                   No       X

Class of Stock	No. Shares Outstanding	Date

Common	14,057,567	May 12, 2008

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rate or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures; and

●	Operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ii

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 2008
(U.S. Dollars)

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current
Cash and cash equivalents	$2,897,678	$3,355,854
Accounts receivable	2,670,544	1,051,056
Inventory	1,841,470	2,361,270
Prepaid expenses	116,550	115,353
	7,526,241	6,883,533

Property, equipment and leaseholds	4,709,082	4,612,571
Patents	223,674	230,438
Long term deposits	47,547	48,034
	$12,506,545	$11,774,576
Liabilities
Current
Accounts payable and accrued liabilities	$797,916	$385,792
Deferred revenue	9,532	9,870
	807,449	395,662
Mortgage	448,989	452,018
	1,256,438	847,680
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
14,057,567 (2007: 14,057,567) common shares	14,058	14,058
Capital in excess of par value	15,997,004	15,914,303
Other comprehensive income	324,626	394,289
Deficit	(5,085,581)	(5,395,754)

Total Stockholders’ Equity	11,250,107	10,926,895

Total Liabilities and Stockholders’ Equity	$12,506,545	$11,774,576

Commitments, Contingencies and Subsequent events (Notes 11, 12 & 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2008	2007

Sales	$3,498,473	$2,289,901
Cost of sales	2,285,732	1,466,351

Gross profit	1,212,742	823,550

Operating expenses
Wages	283,727	257,186
Administrative salaries and benefits	91,225	131,797
Advertising and promotion	39,800	31,878
Investor relations and transfer agent fee	45,840	58,191
Office and miscellaneous	72,698	37,928
Insurance	49,486	54,829
Interest expense	14,141	1,025
Rent	67,842	54,293
Consulting	50,191	64,997
Professional fees	21,738	38,796
Travel	27,614	33,743
Telecommunications	9,201	9,616
Shipping	12,301	8,093
Research	19,961	32,694
Commissions	29,126	36,703
Bad debt expense (recovery)	120	1,076
Currency exchange	(6,760)	(10,093)
Utilities	4,342	5,607
	832,563	848,359

Income (loss) before other items and income tax	380,149	(24,809)
Loss on sale of equipment	(29,026)	-
Write down of inventory	(41,440)	-
Interest income	490	594

Income (loss) before income tax	310,173	(24,215)
Income tax (recovery)	-	-

Net income (loss)	310,173	(24,215)

Net income (loss) per share (basic and diluted)	$0.02	$0.00

Weighted average number of common shares	14,057,567	13,240,377

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating activities
Net income (loss)	$310,173	$(24,215)
Stock compensation expense	82,699	123,712
Depreciation	111,626	127,733
Assigned interest expense	12,846	-
	517,344	227,230
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,619,488)	(330,165)
(Increase) Decrease in inventory	519,800	153,316
(Increase) Decrease in prepaid expenses	(1,197)	3,832
Increase (Decrease) in accounts payable	412,124	104,108
Increase (Decrease) in deferred revenue	(338)	(20,559)

Cash provided by (used in) operating activities	(171,754)	137,762

Investing activities
Long term deposits	487	(311)
Development of patents	6,764	(18,820)
Acquisition of property and equipment	(224,012)	(3,824)

Cash provided by (used in) investing activities	(216,761)	(22,955)

Financing activities
Proceeds from issuance of common stock	-	197,850

Cash provided by financing activities	-	197,850

Effect of exchange rate changes on cash	(69,661)	17,231

Inflow (outflow) of cash	(458,176)	329,888)
Cash and cash equivalents, beginning	3,355,854	450,759

Cash and cash equivalents, ending	$2,897,678	$780,647

Supplemental disclosure of cash flow information:
Interest paid	$14,141	$1,025

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended March 31, 2008
(U.S. Dollars)

1.	Basis of Presentation.

These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2007 Annual Report on Form 10-KSB.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2008, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Flexible Solutions International, Inc. and its subsidiaries develop, manufacture and market specialty chemicals which slow down the evaporation of water.  The Company’s primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows for 2007 or 2008.

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

 (d)           Property, Equipment and Leaseholds.

The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

Computer hardware	30% Declining balance
Truck	30% Declining balance
Trailers	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Building	10% Declining balance
Leasehold improvements	Straight-line over lease term

Depreciation is recorded at half for the year the assets are first purchased.  Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable.  No write-downs have been necessary to date.

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

(l)           Income (Loss) Per Share.

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year.  For the years ended December 31, 2007, 2006 and 2005, all outstanding options were anti-dilutive.

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,386,524 (52%) as at March 31, 2008 (2007 - $582,001 or 35%).

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

3.	Inventories

	2008	2007
Completed goods	$592,716	$1 ,664,777
Works in progress	481,589	198,172
Raw materials	767,165	498,321
	$1,841,470	$2,361,270

4.	Property, Plant & equipment

	2008	Accumulated	2008
	Cost	Depreciation	Net
Buildings	$3,982,119	$1,024,623	$2,957,496
Building Improvements	65,971	—	65,971
Computer hardware	74,206	49,152	25,054
Furniture and fixtures	21,509	12,310	9,199
Office equipment	32,132	22,050	10,082
Manufacturing equipment	2,430,360	1,293,213	1,137,147
Trailer	15,021	2,804	12,217
Leasehold improvements	27,932	18,970	8,962
Trade show booth	8,465	6,184	2,281
Truck	11,583	869	10,714
Land	469,959	—	469,959
	$7,139,257	$2,430,175	$4,709,082

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$4,011,826	$970,854	$3,040,972
Computer hardware	75,458	48,284	27,174
Furniture and fixtures	21,788	12,154	9,634
Office equipment	32,905	22,035	10,870
Manufacturing equipment	2,313,363	1,280,943	1,032,420
Trailer	3,854	1,863	1,990
Leasehold improvements	46,304	36,480	9,825
Trade show booth	8,766	6,212	2,554
Land	477,133	—	477,133
	$6,991,397	$2,378,829	$4,612,571

5.	Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	2008 Cost	Accumulated Amortization	2008 Net
Patents	$237,485	$13,811	$223,674

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$243,853	$13,415	$230,438

6.	Long Term Deposits

The Company has reclassified certain security deposits to better reflect there long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2008	2007
Long term deposits	$47,547	$48,034

7.	Stock Options.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2007 and 2006 and the quarter ended March 31, 2008:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$3.44
Granted	1,191,000	$3.25 - $3.60	$3.25
Exercised	(46,000)	$1.40	$1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$2.46
Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93
Balance, December 31, 2007	1,912,440	$3.00 – 4.60	$3.38
Granted	83,000	$3.60	$3.60
Balance, March 31, 2008	1,995,440	$3.00 - 4.55	$3.39

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

The fair value of each option grant is calculated using the following weighted average assumptions:

	2007	2007
Expected life – years	5.0	1.0 - 5.0
Interest rate	2.27%	4.18 – 5.18%
Volatility	99%	86.0 – 115.0%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.15	$1.37 – 2.67

During the three months ended March 31, 2008 the Company granted 46,000 options to consultants that resulted in $13,239 in expenses this quarter.  During the same period, 37,000 options were granted to employees, resulting in $10,649 in expenses this quarter.  No stock options were exercised during the period.

During the three months ended March 31, 2007, the Company granted 150,000 stock options to Mr. Grant as a part of the litigation settlement made January 3, 2007.  As the options were previously granted and expensed in 2001, no expense was recorded in this quarter related to this transaction.

8.	Warrants

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

In May 2007 the Company closed a $3,042,455 private placement with select institutional investors.  The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share for total of 468,070 warrants.  The Company also issued 16,154 warrants with the same terms for investment banking services related to this transaction.

The following table summarizes the Company’s warrant option activity for the years  ended December 31, 2006 and 2007 (no subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	484,244	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2007	1,471,644	$4.50	$4.50

9.	Capital Stock.

During the quarter ended March 31, 2007, the Company issued 120,800 shares of common stock upon the exercise of stock options.  The strike price varied from $1.50 – 3.25 per share.

No stock was issued in the quarter ending March 31, 2008.

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

	EWCP	BPCA	Total
Revenue	$410,828	$3,087,645	$3,498,473
Interest revenue	490	-	490
Interest expense	13,039	1,102	14,141
Depreciation and amortization	11,378	100,248	111,626
Segment profit (loss)	(347,068)	657,241	310,173
Segment assets	1,505,591	3,203,491	4,709,082
Expenditures for segment assets	192,032	31,980	224,012

The sales generated in the United States and Canada are as follows:

	2008	2007
Canada	$74,723	$31,278
United States and abroad	3,423,750	2,258,623
Total	$3,498,473	$2,289,901

The Company’s long-lived assets are located in Canada and the United States as follows:

	2008	2007
Canada	$1,501,963	$1,331,166
United States	3,207,119	3,511,843
Total	$4,709,082	$4,843,009

Three customers account for $1,748,545 (50%) of sales made in the period (2007 - $840,310 or 37%).

11.	Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $295,682 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	135,667
2009	127,253
2010	16,381
2011	16,381

12.	Contingencies.

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

13.	Subsequent Events.

There have been no subsequent events.

14.	Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

Material changes in our Statement of Operations for the periods presented are discussed below:

Quarter Ended March 31, 2008

Item	Increase (I) or Decrease (D)	Reason

Sales	I	Maintenance shutdowns in the oil extraction industry during 2007 had a comparative year-over-year effect.

Wages	I	Increased sales required increased support on all levels.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2007 than 2008.  Granting of stock options plans resulted in an expense of $51,150 in first quarter 2007 as compared to $34,140 in the same period 2008.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Interest expense	I
Accounting regulations dictate that we must recognize interest expense comparable to what we would have incurred with a conventional mortgage despite having an interest free mortgage in place with the seller of the building for the new facility.

Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $14,590 in first quarter 2008 as compared to $32,805 in the same period 2007.

Professional fees	D	The Company experienced reduced professional fees after the conclusion of two lawsuits in December 2006 and January 2007.

Quarter Ended March 31, 2007

Item	Increase (I) or Decrease (D)	Reason

Sales	D	Recent back logs in ports around the world prevented shipping of several orders towards the end of the quarter.

Wages	D
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

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of March 31, 2008 working capital was $6,296,803 (2007 - $6,035,853) and the Company has no substantial commitments that requires significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $295,682 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	135,667
2009	127,253
2010	16,381
2011	16,381

The Company doesn’t anticipate any capital requirements for the twelve months ending December 31, 2008.

The Company does not have any commitments or arrangements from any person to provide with any additional capital.

See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies and recent accounting pronouncements.

Subsequent Events

None.

Item 4T.	Controls and Procedures.

Daniel O’Brien, Flexible Solution International Inc.’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Flexible Solution International Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of their financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

As of the end of the period covered by this report, Flexible Solution International Inc.’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, Flexible Solutions International Inc.’s  management concluded that during the period covered by this report its internal controls and procedures were effective.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Flexible Solutions International, Inc.

Dated: May 15, 2008	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Chief Executive Officer

	By:	/s/Daniel B. O’Brien
Daniel B. O’Brien
Chief Financial and Accounting Officer