Form 10-Q
period 2008-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2008-08-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission File Number:  000-2969

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
 (Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery St. Victoria, British Columbia, Canada	V8T 5G4
(Address of Issuer's Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:     (250) 477-9969

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes                   No      X

Class of Stock	No. Shares Outstanding	Date

Common	14,057,567	August 8, 2008

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	(a)	Unaudited Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.	1

	(b)	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007.	2

(c)	Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2008 and 2007.	3

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 2008
(U.S. Dollars)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current
Cash and cash equivalents	$1,107,960	$3,355,854
Accounts receivable	2,202,205	1,051,056
Inventory	2,914,164	2,361,270
Prepaid expenses	86,061	115,353
	6,310,390	6,883,533

Property, equipment and leaseholds	5,687,371	4,612,571
Patents	224,288	230,438
Long term deposits	34,900	48,034
	$12,256,949	$11,774,576
Liabilities
Current
Accounts payable and accrued liabilities	$584,876	$385,792
Deferred revenue	-	9,870
	584,876	395,662
Mortgage	-	452,018
	$584,876	$847,680
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
14,057,567 (2007: 14,057,567) common shares	14,058	14,058
Capital in excess of par value	16,079,694	15,914,303
Other comprehensive income	316,279	394,289
Deficit	(4,737,958)	(5,396,754)

Total Stockholders’ Equity	11,672,073	10,926,896

Total Liabilities and Stockholders’ Equity	$12,256,949	$11,774,576

Commitments, Contingencies and Subsequent events (Notes 12, 13 & 14)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2008	2007

Sales	$2,922,616	$2,143,107
Cost of sales	1,648,373	1,260,324

Gross profit	1,274,243	882,783

Operating expenses
Wages	322,029	259,272
Administrative salaries and benefits	80,885	124,485
Advertising and promotion	28,780	6,146
Investor relations and transfer agent fee	42,191	119,647
Office and miscellaneous	118,577	65,578
Insurance	53,049	52,236
Interest expense	(12,178)	159
Rent	67,268	56,738
Consulting	37,661	62,682
Professional fees	44,669	42,477
Travel	40,405	48,287
Telecommunications	9,728	9,845
Shipping	10,913	15,151
Research	47,821	22,974
Commissions	52,445	38,894
Bad debt expense (recovery)	362	775
Currency exchange	(16,682)	19,683
Utilities	235	4,439
	928,157	949,468

Income (loss) before other items and income tax	346,086	(66,685)
Other expenses	-	(5,570)
Interest income	1,537	1,778

Income (loss) before income tax	347,623	(70,477)

Net income (loss)	347,623	(70,477)

Net income (loss) per share (basic and diluted)	$0.02	$(0.01)

Weighted average number of common shares	14,057,567	13,841,489

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2008	2007

Sales	$6,421,089	$4,433,008
Cost of sales	3,934,104	2,726,675

Gross profit	2,486,985	1,706,333

Operating expenses
Wages	605,755	516,458
Administrative salaries and benefits	172,110	256,282
Advertising and promotion	68,580	38,024
Investor relations and transfer agent fee	88,031	177,838
Office and miscellaneous	191,275	103,506
Insurance	102,535	107,065
Interest expense	1,963	1,184
Rent	135,110	111,031
Consulting	87,852	127,679
Professional fees	66,407	81,271
Travel	68,019	82,030
Telecommunications	18,929	19,461
Shipping	23,214	23,244
Research	67,782	55,668
Commissions	81,571	75,597
Bad debt expense (recovery)	482	1,851
Currency exchange	(23,464)	9,590
Utilities	4,577	10,046
	1,760,728	1,797,825

Income (loss) before other items and income tax	726,257	(91,492)
Other expenses	-	(5,570)
Loss on sale of equipment	(29,048)	-
Write down of inventory	(41,440)	-
Interest income	2,027	2,371

Income (loss) before income tax	657,796	(94,691)
Income tax (recovery)	-	-

Net income (loss)	657,796	(94,691)

Net income (loss) per share (basic and diluted)	$0.05	$(0.01)

Weighted average number of common shares	14,057,567	13,485,482

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net income (loss)	$657,796	$(94,691)
Stock compensation expense	165,399	278,976
Depreciation	227,864	256,206
	1,051,059	440,491
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,151,149)	(56,621)
(Increase) Decrease in inventory	(552,894)	(12,207)
(Increase) Decrease in prepaid expenses	29,292	(12,280)
Increase (Decrease) in accounts payable	199,084	(117,472)
Increase (Decrease) in deferred revenue	9,870	(20,559)

Cash provided by (used in) operating activities	(434,478)	221,353

Investing activities
Long term deposits	13,134	(1,408)
Development of patents	6,150	(34,772)
Acquisition of property and equipment	(1,754,682)	(20,390)

Cash provided by (used in) investing activities	(1,735,398)	(56,570)

Financing activities
Proceeds from issuance of common stock	-	3,164,481

Cash provided by financing activities	-	3,164,481

Effect of exchange rate changes on cash	(78,018)	133,072

Inflow (outflow) of cash	(2,247,894)	3,462,336
Cash and cash equivalents, beginning	3,335,854	450,759

Cash and cash equivalents, ending	$1,107,960	$3,913,094

Supplemental disclosure of cash flow information:
Interest paid	$1,963	$1,184

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2008
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2008, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc., WaterSavr Global Solutions Inc., NanoDetect Technologies Inc. and Seahorse Systems Inc.  All inter-company balances and transactions have been eliminated.  The Company was incorporated May 12, 1998 in Nevada and had no operations until June 30, 1998.

Flexible Solutions International, Inc. and its subsidiaries develop, manufactures and markets specialty chemicals which slow down the evaporation of water.  The Company’s primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

On May 2, 2002, the Company formed WaterSavr Global Solutions Inc.

On February 7, 2005, the Company formed Nano Detect Technologies Inc.

On June 21, 2005, the Company formed Seahorse Systems Inc.

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

(b)           Inventories and Cost of Sales

The Company has three major classes of inventory:  finished goods, works in progress, raw materials and supplies.  In all classes, inventory is valued at the lower of cost and market.  Cost is determined on a first-in, first-out basis.  Cost of sales includes all expenditures incurred in bringing the goods to the point of sale.  Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

In 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This standard requires that such items be recognized as current-period charges.  The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  Any unallocated overhead must be recognized as an expense in the period incurred.  This standard is effective for inventory costs incurred starting January 1, 2006.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for 2007 or 2008.

(c)           Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectibility is uncertain.  Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection.  In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience.

 (d)           Property, Equipment and Leaseholds.

The following assets are recorded at cost and depreciated using the following methods and annual rates:

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

(l)           Income (Loss) Per Share.

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year.  For the periods ended June 30, 2008 and 2007, all outstanding options were anti-dilutive.

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,428,166 (65%) as at June 30, 2008 (2007 - $466,031 or 64%).

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

(p)   Recent Accounting Pronouncements

Business Combinations
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact of this statement.

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact of this statement.

Fair Value Measurements
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.

Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. The Company does not believe the adoption of FAS 161 will have a material impact on its consolidated financial statements.

Determination of Useful Life of Intangible Assets
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FAS FSP 142-3 will have on its consolidated financial statements.

3.           Inventories

	2008	2007
Completed goods	$1,184,858	$1,664,777
Works in progress	347,099	198,172
Raw materials	1,382,207	498,321
	$2,914,164	$2,361,270

4.   Property, Plant & equipment

	2008	Accumulated	2008
	Cost	Depreciation	Net
Buildings	$4,181,583	$1,079,085	$3,102,498
Building Improvements	352,297	—	352,297
Computer hardware	79,902	52,062	27,840
Furniture and fixtures	21,621	12,861	8,761
Office equipment	32,277	22,682	9,595
Manufacturing equipment	2,880,631	1,345,448	1,535,183
Trailer	27,571	5,675	21,896
Leasehold improvements	28,117	21,750	6,367
Technology	139,152	-	139,152
Trade show booth	8,522	6,412	2,110
Truck	11,660	1,749	9,911
Land	471,761	—	471,761
	$8,235,094	$2,547,723	$5,687,371

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$4,011,826	$970,854	$3,040,972
Computer hardware	75,458	48,284	27,174
Furniture and fixtures	21,788	12,154	9,634
Office equipment	32,905	22,035	10,870
Manufacturing equipment	2,313,363	1,280,943	1,032,420
Trailer	3,854	1,863	1,990
Leasehold improvements	46,304	36,480	9,825
Trade show booth	8,766	6,212	2,554
Land	477,133	—	477,133
	$6,991,397	$2,378,829	$4,612,571

5.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $72,786 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2008 Cost	Accumulated Amortization	2008 Net
Patents	$239,061	$14,773	$224,288

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$243,853	$13,415	$230,438

6.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2008	2007
Long term deposits	$34,900	$48,034

7.           Stock Options

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006, 2007 and the period ended June 30, 2008:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$3.44
Granted	1,191,000	$3.25 - $3.60	$3.25
Exercised	(46,000)	$1.40	$1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$2.46
Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93
Balance, December 31, 2007	1,912,440	$3.00 – 4.60	$3.38
Granted	83,000	$3.60	$3.60
Balance, June 30, 2008	1,995,440	$3.00 - 4.55	$3.39

The fair value of each option grant is calculated using the following weighted average assumptions:

	2008	2007
Expected life – years	5.0	1.0 - 5.0
Interest rate	2.27%	4.18 – 5.18%
Volatility	99%	86.0 – 115.0%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.15	$1.37 – 2.67

During the six months ended June 30, 2008 the Company granted 46,000 options to consultants that resulted in $26,478 in expenses this period.  During the same period, 37,000 options were granted to employees, resulting in $21,298 in expenses this period.  Options granted in previous quarters resulted in additional expenses in the amount of $40,850 for consultants and $76,773 for employees during the six months ended June 30, 2008.  No stock options were exercised during the period.

During the six months ended June 30, 2007, the Company granted 150,000 stock options to a third party as a part of the litigation settlement made January 3, 2007.  As the options were previously granted and expensed in 2001, no expense was recorded in this period related to this transaction.  During the same period, the Company granted 50,700 options to consultants and has applied FAS No. 123(R) using the Black-Scholes option-pricing model, which resulted in additional expenses of $29,130 during the three months ended June 30, 2007.  Options granted in previous quarters but not yet vested realized expenses of $94,128 for third parties and $155,718 for employees for the six months ended June 30, 2007.

8.           Warrants

On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement of up to 1,800,000 shares of its common stock.  The investors collectively purchased 900,000 shares of the Company’s common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company’s common stock.  The warrants have a four-year term and are exercisable at a price of $4.50 per share.

On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement.  An investor purchased 87,400 shares of the Company’s common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company’s common stock.  The warrant has a four-year term and is immediately exercisable at a price of $4.50 per share.

In May 2007 the Company closed a $3,042,455 private placement with institutional investors.  The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share.  The Company also issued 21,970 warrants with the same terms for investment banking services related to this transaction.

The following table summarizes the Company’s warrant option activity for the three years ended December 30, 2007 (no subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	—	—	—
Granted	987,400	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 30, 2007	1,477,440	$4.50	$4.50

9.           Capital Stock.

During the six months ended June 30, 2007, the Company issued 200,700 shares of common stock upon the exercise of stock options.  The strike price varied from $1.50 – 3.25 per share.

In May 2007 the Company closed a $3,042,455 private placement with institutional investors.  The terms are 936,140 units with each unit consisting of one share at $3.25 and one half warrant with a three year term and a strike price of $4.50 per share.  The proceeds will be used to build a biomass conversion facility that will use renewable agriculture crops to produce aspartic acid.

No stock was issued during the six months ended June 30, 2008.

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

The accounting policies of the segments are the same as those described in Note 2, Significant Accounting Policies.  The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

The Company’s reportable segments are strategic business units that offer different, but synergistic products and services.  They are managed separately because each business requires different technology and marketing strategies.

	EWCP	BPCA	Total
Revenue	$792,640	$5,628,449	$6,421,089
Interest revenue	1,318	709	2,027
Interest expense	382	1,581	1,963
Depreciation and amortization	27,208	200,656	227,864
Segment profit (loss)	(641,006)	1,298,802	657,796
Segment assets	2,582,140	3,105,231	5,687,371
Expenditures for segment assets	1,720,270	34,128	1,754,398

The sales generated in the United States and Canada are as follows:

	2008	2007
Canada	$187,983	$58,587
United States and abroad	6,233,106	4,374,421
Total	$6,421,089	$4,433,008

The Company’s long-lived assets are located in Canada and the United States as follows:

	2008	2007
Canada	$2,803,003	$1,331,166
United States	3,108,656	3,511,843
Total	$5,911,659	$4,843,009

Three customers account for $3,158,923 (49%) of sales made in the period (2007 - $1,799,725 or 41%).

11.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $252,347 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	$91,380
2009	128,011
2010	16,478
2011	16,478
2012	-

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

As of January 3, 2007 all litigation between the Company and Patrick Grant has been settled. As part of the settlement the Company permitted Mr. Grant to exercise an option to purchase 100,000 shares of the Company’s common stock at a price of $1.50 per share and to exercise a second option to purchase 50,000 shares of the Company’s common stock at a price of $2.00 per share.  The Company also forgave a loan to Mr. Grant and related parties in the amount of approximately $46,177. This amount has been recorded as a bad debt expense in 2006.  The Company, its subsidiaries and officers face no further liability in regard to the Grant lawsuit.

On July 23, 2004, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. (“Tatko”).  The action arose from a Joint Product Development Agreement with Tatko in which the Company agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of the Company’s restricted common stock.  In return, Tatko granted us a five-year option to purchase 20% of Tatko’s outstanding capital stock.  Tatko refused to collaborate on the agreement and, therefore, the Company filed the lawsuit to have the court declare that Tatko is not entitled to the 100,000 shares of the Company’s restricted common stock. On January 4, 2008, the lawsuit was dismissed pursuant to an agreement by Tatko to treat the Joint Product Development Agreement as void. As a result of the dismissal of the lawsuit and the agreement of the parties, the 100,000 shares of restricted stock will be returned or cancelled.

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

Six Months Ended June 30, 2008
Item	Increase (I) or Decrease (D)	Reason

Sales	I	Maintenance shutdowns in the oil extraction industry during 2007 had a comparative year-over-year effect.

Wages	I	Increased sales required increased support on all levels.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2007.  Granting of stock options resulted in an expense of $102,301 in first six months of 2007 as compared to $62,443 in the same period 2008.

Investor relations and transfer agent fee	D	Options granted in relation to the private placement in May 2007 increased our investor relations costs during that period.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $40,851 in the six month ended June 30, 2008 as compared to $65,609 in the same period 2007.

Six Months Ended June 30, 2007

Item	Increase (I) or Decrease (D)	Reason

Gross profit	I	Increased due to sales consisting of a different product mix.

Wages	D
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

Quarter Ended June 30, 2008
Item	Increase (I) or Decrease (D)	Reason

Sales	I	Maintenance shutdowns in the oil extraction industry during 2007 had a comparative year-over-year effect.

Wages	I	Increased sales required increased support on all levels.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2007 than 2008.  Granting of stock options plans resulted in an expense of $51,150 in second quarter 2007 as compared to $31,222 in the same period 2008.

Investor relations and transfer agent fee	D	Options granted in relation to the private placement in May 2007 increased our investor relations costs during that period.

Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $14,590 in first quarter 2008 as compared to $32,805 in the same period 2007.

Commissions	I	Increased sales for the quarter resulted in increased commissions.

Quarter Ended June 30, 2007
Item	Increase (I) or Decrease (D)	Reason

Wages	D
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

Investor relations and transfer agent fee	I	Increased international sales have required increased travel.

Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $61,152 in second quarter 2006 as compared to $32,805 in the same period 2007.

Professional fees	D	The Company experienced reduced professional fees after the conclusion of two lawsuits in December 2006 and January 2007.

Capital Resources and Liquidity

The sources and uses of funds are directly obtainable from the Consolidated Statement of Cash Flows included as part of the financial statements filed with this report.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of June 30, 2008 working capital was $5,725,514 (2007 - $7,036,894) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $252,347 over the term of four leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	$91,380
2009	128,011
2010	16,478
2011	16,478
2012	-

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

Daniel O’Brien, Flexible Solution International Inc.’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of their financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

As of the end of the period covered by this report, the Company’s management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, the Company’s management concluded that during the period covered by this report its internal controls and procedures were effective.

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

The annual meeting of the Company’s shareholders was held on June 26, 2008.  At the meeting the following persons were re-elected as directors for the upcoming year:

Name	Votes For	Votes Against	Votes Abstained
Daniel B. O’Brien	9,942,926	13,872	32,112
Dr. Robert O’Brien	9,777,193	177,262	34,365
John H. Bientjes	9,939,123	15,332	34,365
Dale Friend	9,939,123	15,332	34,365
Eric Hodges	9,940,876	13,579	34,365

At the meeting, the following proposals were ratified by the shareholders:

1.           Vote to approve the granting of the following options to officers and directors:

A)	John H. Bientjes	5,000 options to buy common shares with a strike price of $3.60/share, vesting on December 31, 2008 and expiring on December 18, 2013.

B)	Dale Friend	5,000 options to buy common shares with a strike price of $3.60/share, vesting on December 31, 2008 and expiring on December 18, 2013.

C)	Eric Hodges	5,000 options to buy common shares with a strike price of $3.60/share, vesting on December 31, 2008 and expiring on December 18, 2013.

2.           Approval of Annual Report

3.           Vote to ratify the selection of Cinnamon Jang Willoughby & Company as the Company’s independent registered public accountants for the year ending December 31, 2008.

The following is a tabulation of the votes cast with respect to these proposals:

Proposal	Votes For	Votes Against	Votes Abstained
1A	7,798,628	34,448	5,260
1B	7,797,828	34,948	5,560
1C	7,797,328	35,748	5,260
2	9,975,357	10,696	2,770
3	9,939,156	21,896	27,769

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
3.2	Bylaws of the registrant. (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
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

Flexible Solutions International, Inc.

August 14, 2008	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer