Form 10-Q/A
period 2008-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2008-10-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes                   No      X

Class of Stock	No. Shares Outstanding	Date

Common	14,057,567	October 1, 2008

FORM 10-Q/A

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	(a)	Unaudited Consolidated Balance Sheets at June 30, 2008 and December 31, 2007.	1

	(b)	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007.	2

(c)	Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2008 and 2007.	3

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

Commitments, Contingencies and Subsequent events (Notes 12, 13 & 14)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2008	2007

Sales	$2,922,616	$2,143,107
Cost of sales	1,648,373	1,260,324

Gross profit	1,274,243	882,783

Operating expenses
Wages	322,029	259,272
Administrative salaries and benefits	80,885	124,485
Advertising and promotion	28,780	6,146
Investor relations and transfer agent fee	42,191	119,647
Office and miscellaneous	118,577	65,578
Insurance	53,049	52,236
Interest expense	(12,178)	159
Rent	67,268	56,738
Consulting	37,661	62,682
Professional fees	44,669	42,477
Travel	40,405	48,287
Telecommunications	9,728	9,845
Shipping	10,913	15,151
Research	47,821	22,974
Commissions	52,445	38,894
Bad debt expense (recovery)	362	775
Currency exchange	(16,682)	19,683
Utilities	235	4,439
	928,157	949,468

Operating income (loss)	346,086	(66,685)
Other expenses	-	(5,570)
Interest income	1,537	1,778

Income (loss) before income tax	347,623	(70,477)

Net income (loss)	347,623	(70,477)

Net income (loss) per share (basic and diluted)	$0.02	$(0.01)

Weighted average number of common shares	14,057,567	13,841,489

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2008	2007

Sales	$6,421,089	$4,433,008
Cost of sales	3,975,544	2,726,675

Gross profit	2,445,545	1,706,333

Operating expenses
Wages	605,755	516,458
Administrative salaries and benefits	172,110	256,282
Advertising and promotion	68,580	38,024
Investor relations and transfer agent fee	88,031	177,838
Office and miscellaneous	191,275	103,506
Insurance	102,535	107,065
Interest expense	1,963	1,184
Rent	135,110	111,031
Consulting	87,852	127,679
Professional fees	66,407	81,271
Travel	68,019	82,030
Telecommunications	18,929	19,461
Shipping	23,214	23,244
Research	67,782	55,668
Commissions	81,571	75,597
Bad debt expense (recovery)	482	1,851
Currency exchange	(23,464)	9,590
Loss on sale of equipment	29,048	-
Utilities	4,577	10,046
	1,789,776	1,797,825

Operating income (loss)	655,769	(91,492)
Other expenses	-	(5,570)
Interest income	2,027	2,371

Income (loss) before income tax	657,796	(94,691)
Income tax (recovery)	-	-

Net income (loss)	657,796	(94,691)

Net income (loss) per share (basic and diluted)	$0.05	$(0.01)

Weighted average number of common shares	14,057,567	13,485,482

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

Six months ended June 30, 2008:

	EWCP	BPCA	Total
Revenue	$792,640	$5,628,449	$6,421,089
Interest revenue	1,318	709	2,027
Interest expense	382	1,581	1,963
Depreciation and amortization	27,208	200,656	227,864
Segment profit (loss)	(641,006)	1,298,802	657,796
Segment assets	2,582,140	3,105,231	5,687,371
Expenditures for segment assets	1,720,270	34,128	1,754,398

Six months ended June 30, 2007:

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

Results of Operations

The Company has two product lines:

The first is a chemical (“EWCP”) used in swimming pools and spas.  The product forms a thin, transparent layer on the water’s surface.  The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water.  A modified version of the product can also be used in reservoirs, potable water storage tanks, livestock watering ponds, canals, and irrigation ditches.

The second product (“BPCA”) combines biodegradable polymers and chemical additives and is used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping.  This product can also be used in detergent to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in our Statement of Operations for the periods presented are discussed below:

Six Months Ended June 30, 2008

Item	Increase (I) or Decrease (D)	Reason

Sales:
EWCP products	D
During the six months ended June 30, 2008 a drought in Australia eased, which reduced sales of energy and water conservation products.  In addition, energy and water conservation products for use in swimming pools decreased due to real estate foreclosures in the United States.

BPCA products	I	Maintenance shutdowns in the oil extraction industry during 2007.reduced sales during the six months ended June 30, 2007.

Wages	I	Increased sales required increased support on all levels.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2007.  Granting of stock options resulted in an expense of $102,301 in first six months of 2007 as compared to $62,443 in the same period 2008.

Investor relations and transfer agent fee	D	Options granted in relation to the private placement in May 2007 increased our investor relations costs during that period.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Consulting	D	The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $40,851 in the six month ended June 30, 2008 as compared to $65,609 in the same period 2007.

Three Months Ended June 30, 2008

Sales:
EWCP products	D	During the three months ended June 30, 2008 a drought in Australia eased, which reduced sales of energy and water conservation products. In addition, energy and water conservation products for use in swimming pools decreased due to real estate foreclosures in the United States.

BPCA products	I	Maintenance shutdowns in the oil extraction industry during 2007 reduced sales during the three months ended June 30, 2007.

Wages	I	Increased sales required increased support on all levels.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2007 than 2008.  Granting of stock options plans resulted in an expense of $51,150 in second quarter 2007 as compared to $31,222 in the same period 2008.

Investor relations and transfer agent fee	D	Options granted in relation to the private placement in May 2007 increased our investor relations costs during that period.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Consulting	D	The granting of stock options to long-term consultants in 2006 resulted in a stock option expense of $14,590 in first quarter 2008 as compared to $32,805 in the same period 2007.

Commissions	I	Increased sales for the quarter resulted in increased commissions.

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

Flexible Solutions International, Inc.

October 9, 2008	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer