Form 10-Q/A
period 2008-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2008-10-16
CIK 1069394

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

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net income (loss)	$657,796	$(94,691)
Stock compensation expense	165,399	278,976
Depreciation	227,864	256,206

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,151,149)	(56,621)
(Increase) Decrease in inventory	(552,894)	(12,207)
(Increase) Decrease in prepaid expenses	29,292	(12,280)
Increase (Decrease) in accounts payable	199,084	(117,472)
Increase (Decrease) in deferred revenue	(9,870)	(20,559)

Cash provided by (used in) operating activities	(434,478)	221,352

Investing activities
Long term deposits	13,134	(1,408)
Development of patents	6,150	(34,772)
Acquisition of property and equipment	(1,754,682)	(20,390)

Cash provided by (used in) investing activities	(1,735,398)	(56,570)

Financing activities
Proceeds from issuance of common stock	-	3,164,481

Cash provided by financing activities	-	3,164,481

Effect of exchange rate changes on cash	(78,018)	133,072

Inflow (outflow) of cash	(2,247,894)	3,462,335
Cash and cash equivalents, beginning	3,335,854	450,759

Cash and cash equivalents, ending	$1,107,960	$3,913,094

Supplemental disclosure of cash flow information:
Interest paid	$1,963	$1,184

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

Flexible Solutions International, Inc.

October 16, 2008	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer