Form 10KSB/A
period 2007-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2008-10-20
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:  As of March 4, 2008 , there were 14,057,567 shares of the Company’s common stock outstanding.

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

Risk Factors

This Form 10-KSB/A contains forward-looking information based on our current expectations.  Because our actual results may differ materially from any forward-looking statements made by us, this section includes a discussion of important factors that could affect our future operations and result in a decline in the market price of our common stock.

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

Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2007

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Poor execution by the Ecosavr swimming pool sales team resulted in market share loss to competing products.

BPCA products	D	Maintenance shutdowns in the oil extraction industry during 2007 reduced sales of BPCA products.

Administrative salaries and benefits	D	In 2006, we granted 5 year stock options to a few key employees. The expense for financial reporting purposes added $369,992 to administrative salaries in 2006 but only $204,602 in 2007.

Professional fees	D	Resolution of several legal proceedings in the year 2007 reduced our costs.

Consulting	D	The expense, for financial reporting purposes, of stock options granted in 2006 to consultants that did not reoccur in 2007.

Commissions	D	Decreased sales led to a decrease in commission costs.

Other Income	I	One-time gain on sale of unused land at our plant in Illinois.

Year Ended December 31, 2006

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased product recognition in the market place led to increased sales.

BPCA products	I	High oil prices encouraged the oil companies to increase production, limit shutdowns and need additional BPCA products.

Wages	I	In 2005 we were not required to record the expense of stock options. The expense, for financial reporting purposes for employee stock options, added $131,517 to wages in 2006.

Administrative salaries and benefits	I	In 2005 we were not required to record the expense of stock options. The expense, for financial reporting purposes for employee stock options, added $369,992 to administrative salaries in 2006.

Investor relations and transfer agent fee	D	Upon the closing of our private placements in 2005, some stock options granted in 2004 vested and incurred expenses in this category by $422,500.

Insurance	I	Increase is comparable to what others are experiencing in the industry.

Consulting	I	The expense, for financial reporting purposes, of stock option grants in 2006 to consultants.

Research	I	Increased spending on development.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2007 were:

Cash provided by operations	$242,451
Patent development	(60,680)
Equipment purchases	(586,127)
Sale of common stock	3,164,481
Exchange rate changes	142,990
Other	(1,981)

Our material sources and <uses> of cash during the year ended December 31, 2006 were:

Cash provided by operations	$17,539
Collection of loan	35,228
Patent development	(29,116)
Equipment purchases	(37,160)
Sale of common stock	15,285
Exchange rate changes	(22,152)
Other	(2,147)
Cash on hand at January 1, 2006	22,523

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
Chartered Accountants
A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Flexible Solutions International, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinions the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flexible Solutions International, Inc. as at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

“Cinnamon Jang Willoughby & Company”
Chartered Accountants

Burnaby, Canada
March 27, 2008

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheet
December 31, 2007 and 2006
(U.S. Dollars)

	December 31, 2007	December 31, 2006

Assets

Current
Cash and cash equivalents	$3,355,854	$450,759
Accounts receivable (Note 3)	1,051,056	1,319,575
Inventories (see Note 4)	2,361,270	1,904,315
Prepaid expenses	115,353	124,360

	6,883,533	3,799,009

Property, equipment and leaseholds, net (see Note 5)	4,612,571	4,100,553
Patents (see Note 6)	230,438	169,758
Investment (see Note 7)	-	369,000
Long term deposits (see Note 8)	48,034	47,220

Total Assets	$11,774,576	$8,485,540

Liabilities

Current
Accounts payable and accrued liabilities	$385,792	$423,030
Deferred revenue	9,870	20,559
	395,662	443,589
Mortgage (Note 15)	452,018	-
	847,680	443, 589

Stockholders’ Equity

Capital stock (Note 14)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
14,057,567 (2006: 13,058,427) common shares	14,058	13,058
Capital in excess of par value	15,914,303	12,370,418
Other comprehensive income (see Note 9)	394,289	131,002
Accumulated Deficit	(5,395,754)	(4,472,527)

Total Stockholders’ Equity	10,926,895	8,041,951

Total Liabilities and Stockholders’ Equity	$11,774,576	$8,485,540

Commitments, Contingencies and Subsequent events	(See Notes 16, 17 & 18 )

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
(U.S. Dollars)

	Years Ended December 31,
	2007	2006

Sales	$7,431,791	$8,373,597
Cost of sales	4,738,143	5,401,350

Gross profit	2,693,648	2,972,247

Operating Expenses
Wages	1,094,799	1,069,736
Administrative salaries and benefits	447,516	666,542
Advertising and promotion	63,126	45,215
Investor relations and transfer agent fee	302,401	258,072
Office and miscellaneous	201,810	157,755
Insurance	230,656	209,864
Interest expense	10,605	3,136
Rent	227,431	232,820
Consulting	338,728	383,965
Professional fees	233,701	324,359
Travel	134,011	136,049
Telecommunications	38,163	34,041
Shipping	67,834	41,517
Research	120,817	123,254
Commissions	119,790	171,380
Registration rights penalty	-	326,710
Bad debt expense	2,310	90,747
Currency exchange	43,568	(23,417)
Utilities	25,996	18,064

	3,703,262	4,266,809

Operating income (loss)	(1,009,614)	(1,294,562)
Write down of investment	(98,000)	-
Other expenses	(15,051)	-
Gain on Sale of Property	195,442	-
Interest income	3,996	3,114

Loss before income tax	(923,227)	(1,291,448)
Income tax (recovery)	-	(127,049)

Loss for the year	$(923,227)	$(1,164,369)

Net loss per share (basic and diluted)	$(0.07)	$(0.09)

Weighted average number of common shares (basic and diluted)	13,823,654	12,994,430

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For Three Months Ended December 31, 2007 and 2006
(U.S. Dollars)

	Three Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)

Sales	$1,701,359	$1,700,806
Cost of sales	1,162,160	1,155,807

Gross profit	$539,199	$544,999

Operating Expenses
Wages	294,363	217,991
Administrative salaries and benefits	71,436	190,561
Advertising and promotion	21,355	9,381
Investor relations and transfer agent fee	50,319	112,064
Office and miscellaneous	57,790	30,050
Insurance	62,677	48,814
Interest expense	7,731	1,161
Rent	57,213	55,841
Consulting	60,217	93,106
Professional fees	102,192	111,922
Travel	33,475	54,832
Telecommunications	10,883	9,598
Shipping	8,815	7,682
Research	42,032	21,195
Commissions	31,258	41,184
Bad debt expense	249	90,557
Currency exchange	(27,456)	(28,695)
Utilities	6,715	4,806

	890,634	1,072,050

Loss before other items and income tax	$(351,435)	$(527,051)
Write down of investment	(98,000)	-
Interest income	600	430

Loss before income tax	$(448,835)	$(526,621)
Income tax (recovery)	-	-

Loss for the three months	$(448,835)	$(526,621)

Net loss per share (basic and diluted)	$(0.03)	$(0.04)

Weighted average number of shares (basic and diluted)	14,156,480	13,010,514

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31, 2007 and 2006
(U.S. Dollars)

	Years Ended December 31,
	2007	2006

Operating activities
Net loss	$(923,227)	$(1,164,369)
Adjustments to reconcile net loss to net cash
Stock compensation expense	651,405	858,585
Shares issued for services	-	74,306
Depreciation	526,127	597,170
Write down of investment	98,000	-

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	300,065	(553,174)
(Increase) Decrease in inventories	(337,532)	410,664
(Increase) Decrease in prepaid expenses	16,852	12,955
Increase (Decrease) in accounts payable	(78,550)	(268,075)
Increase (Decrease) deferred revenue	(10,689)	20,559
Increase (Decrease) in income taxes	-	28,918

Cash provided by (used in) operating activities	242,451	17,539

Investing activities
(Increase) Decrease in long term deposits	1,981	(2,147)
(Increase) Decrease in loan receivable	-	35,228
(Increase) Decrease in development of patents	(60,680)	(29,116)
(Increase) Decrease in acquisition of equipment	(586,127)	(37,160)

Cash provided by (used in) investing activities	(644,826)	(33,195)

Financing activities
Proceeds from issuance of common stock	3,164,481	15,285

Cash provided by financing activities	3,164,481	15,285

Effect of exchange rate changes on cash	142,990	(22,152)

Inflow (outflow) of cash	2,905,096	(22,523)
Cash and cash equivalents, beginning	450,759	473,282

Cash and cash equivalents, ending	$3,355,854	$450,759

Supplemental disclosure of cash flow information:
Registration rights penalty	$-	$(326,710)
Interest paid	10,605	3,136

Non Cash Investing Activities:
Mortgage assumed for acquisition of property	$452,018	$-

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity
Balance December 31, 2005	12,981,316	$12,981	$11,422,218	$(3,308,158)	$153,254	$8,280,295

Translation adjustment	—	—	—	—	(22,495)	(22,495)
Net loss	—	—	—	(1,164,369)	—	(1,164,369)

Comprehensive income	—	—	—	—	—	(1,210,081)

Shares issued:
Exercise of stock options	46,000	46	64,354	—	—	64,400
Issue of stock for services	31,111	31	74,306	—	—	74,337
Private placement	—	—	(49,046)	—	—	(49,046)
Stock option compensation	—	—	858,585	—	—	882,015

Balance December 31, 2006	13,058,427	$13,058	$12,370,417	$(4,472,527)	$131,002	$8,041,950

Translation adjustment	—	—	—	—	263,288	263,288
Net loss	—	—	—	(923,227)	—	(923,227)

Comprehensive income	—	—	—	—	—	(659,939)

Shares issued:
Exercise of stock options	163,000	163	288,837	—	—	289,000
Cancellation of stock	(100,000)	(100)	(270,900)	—	—	(271,000)
Private placement	936,140	936	2,874,546	—	—	2,875,482
Stock option compensation	—	—	651,405	—	—	651,405

Balance December 31, 2007	14,057,567	$14,058	$15,914,303	$(5,395,754)	$394,289	$10,926,895

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

(m)           Use of Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates relate to the determination of allowance for doubtful accounts, assumptions used in determining stock-based compensation, future income tax valuation allowances, impairment of long lived assets, and rates for amortization of property, plant and equipment.  Actual results could differ from those estimates and would impact the results of operations and cash flows.

(n)           Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash, accounts receivable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

(p)    Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years; and accordingly is offset by a valuation allowance

(q)    Recent Accounting Pronouncements

Fair value measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

Employers accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Accounting for servicing of financial assets

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Accounting for certain hybrid instruments

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently investigating the impact of this pronouncement and has not yet determined the impact on the consolidated financial statements.

Business Combinations

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (SFAS No. 141(R)).  SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) also changes the accounting treatment for certain specific items.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The Company is currently investigating the impact of this pronouncement and has not yet determined the impact on the consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The Company does not expect adoption of this pronouncement to have a material impact on the consolidated financial statements.

Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property

In December 2007, the FASB ratified the consensus reached on EITF 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.”  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company does not expect adoption of this pronouncement to have a material impact on the consolidated financial statements

3.           Accounts Receivable

	2007	2006
Accounts receivable	$1,052,316	$1,344,155
Allowance for doubtful accounts	(1,260)	(24,580)
	$1,051,056	$1,319,575

4.           Inventories

	2007	2006
Completed goods	$1,664,777	$970,780
Works in progress	198,172	397,995
Raw materials	498,321	535,540
	$2,361,270	$1,904,315

5.           Property, Plant and Equipment

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$4,011,826	$970,854	$3,040,972
Computer hardware	75,458	48,284	27,174
Furniture and fixtures	21,788	12,154	9,634
Office equipment	32,905	22,035	10,870
Manufacturing equipment	2,313,363	1,280,943	1,032,420
Trailer	3,854	1,863	1,990
Leasehold improvements	46,304	36,480	9,825
Trade show booth	8,766	6,212	2,554
Land	477,133	--	477,133
	$6,991,397	$2,378,829	$4,612,571

	2006	Accumulated	2006
	Cost	Depreciation	Net
Buildings	$3,144,259	$724,752	$2,419,507
Computer hardware	60,576	34,200	26,376
Furniture and fixtures	18,576	8,608	9,968
Office equipment	29,533	17,488	12,045
Manufacturing equipment	2,207,781	990,959	1,216,822
Trailer	1,991	1,411	580
Leasehold improvements	39,517	25,551	13,966
Trade show booth	7,456	4,353	3,103
Land	398,186	--	398,186
	$5,907,875	$1,807,322	$4,100,553

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$243,853	$13,415	230,438

	2006 Cost	Accumulated Amortization	2006 Net
Patents	$172,938	$3,180	169,758

7.   Investments.

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

	2007	2006
Long term deposits	$48,034	$47,220

9.           Comprehensive Income

	2007	2006
Net loss	$(923,227)	$(1,164,369)
Other comprehensive income	263,287	(22,495)
Comprehensive income	$(659,940)	$(1,186,864)
Basic and diluted comprehensive loss per share	(0.05)	(0.09)

10.           Income Tax

The income tax expense (recovery) is comprised of the following:

	2007	2006
Current tax, domestic	-	-
Current tax, foreign	-	$(127,079)
Current tax, total	-	$(127.079)

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (35%) for the following reasons:

	2006	2006
Income before taxes, domestic	$(49,668)	$(427,661)
Income before taxes, foreign	(873,559)	(863,787)
Income before taxes, total	$(923,227)	$(1,291,448)
Expense (recovery) for income taxes at statutory rate (35%)	$(323,129)	$(452,007)
Permanent difference – stock based compensation	227,992	326,523
Depreciation	112,200	104,543
Miscellaneous	37,492	-
Tax refund from application of losses to prior periods	-	(127,079)
Application of losses from prior periods	(198,858)	(139,308)
Losses carried forward	144,287	160,249
Income tax expense (recovery)	$-	$(127,079)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax liability calculated at a 35% tax rate consists of the following:

	2006	2006
Non-capital loss carry forwards	$1,198,347	$950,037
Book over tax value of property and equipment	404,188	220,502
Valuation allowance	(1,602,535)	(1,170,539)
Net deferred tax asset (liability)	-	-

The Company's carried losses for income tax purposes are $3,423,849 (2006 - $2,714,390), which may be carried forward to apply against future income tax, expiring between 2013 and 2026.  The future tax benefit of these loss carry-forwards has been offset with a full valuation allowance.  These losses expire as follows:

2013	$107,685
2014	451,507
2016	926,433
2017	412,249
2022	125,722
2023	256,119
2024	813,503
2025	195,485
2027	$135,146

11.           Loss Per Share.

	Net loss	Shares (denominator)	Per Share amount
2007 Basic net loss	$(923,227)	13,823,654	$(0.07)

2006 Basic net loss	$(1,164,369)	12,994,430	$(0.09)

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

The fair value of each option grant is calculated using the following weighted average assumptions:

	2007	2006
Expected life – years	1.0 - 5.0	5.0
Interest rate	4.18 - 5.18%	4.50%
Volatility	86.0 - 115.0%	52.0%
Dividend yield	-- %	-- %
Weighted average fair value of options granted	$1.37 - 2.67	$1.49

During the year ended December 31, 2007, the Company granted 200,700 (2006 – 410,000) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $129,882 (2006 - $362,005).  During the year ended December 31, 2007, employees were granted 35,000 (2006 – 781,000) stock options, which resulted in additional expenses of $20,069 (2006 – 496,580).

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

The following table summarizes the Company’s warrant option activity for the year ended December 31, 2007 (no prior or subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	484,244	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2007	1,471,644	$4.50	$4.50

14.           Capital Stock.

The $326,710 registration rights penalty recorded in the quarter ended September 30, 2006 is a one time occurrence that management believes should have been recorded directly against the corresponding capital, which was raised in 2005.  However, at the date of issuance of the capital, it was deemed to be very unlikely that any obligation would arise and as such, we were not able to make a reasonable estimate of a potential liability.  Given these circumstances, GAAP measures require we record the payment as another item on our income statement.  All contractual obligations related to the equity raised in 2005 are now complete and no more amounts will become due.

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

15.           Mortgage

Pursuant to the acquisition of the plant and property in Taber, Alberta, the Company agreed to assume a mortgage of $651,298 ($645,167 CAD) to the vendor to satisfy the balance of the purchase price. The debt bears no interest, is secured by a first charge over the plant and property acquired, and is repayable by November 2012.

The debt has been discounted for financial reporting purposes to its fair value.  The rate used to discount the debt to its fair value was 7% which was based on the cost of borrowing of similar companies for the same purpose

Repayments of mortgage principal over the next five years are as follows:

2008	$-
2009	-
2010	-
2011	-
2012	651,298

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

Year ended December 31, 2007:

	EWCP	BPCA	Total
Revenue	$1,217,365	$6,214,425	$7,431,791
Interest revenue	3,142	907	4,049
Interest expense	7,412	3,193	10,605
Depreciation and Amortization	62,832	463,295	526,127
Segment profit (loss)	(1,868,458)	945,231	(923,227)
Segment assets	1,340,812	3,271,759	4,612,571
Expenditures for segment assets	1,004,938	33,204	1,038,142

Year ended December 31, 2006:

	EWCP	BPCA	Total
Revenue	$1,410,842	$6,963,320	$8,374,162
Interest revenue	3,114	--	3,114
Interest expense	788	2,348	3,136
Depreciation and Amortization	59,695	537,475	597,170
Segment profit (loss)	(1,975,029)	810,660	(1,164,369)
Segment assets	199,230	3,901,180	4,100,553
Expenditures for segment assets	9,004	31,336	40,340

The sales generated in the United States and Canada are as follows:

	2007	2006
Canada	$934,757	$202,763
United States and abroad	6,497,034	8,171,399
Total	$7,431,791	$8,374,162

The Company’s long-lived assets are located in Canada and the United States as follows:

	2007	2006
Canada	$1,331,166	$364,487
United States	3,511,843	3,905,824
Total	$4,843,009	$4,270,311

Two customers account for $3,544,123 (48%) of sales made in the year (2006 - $4,727,042).

17.           Commitments.

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

19.           Subsequent Events.

Subsequent to the year ended December 31, 2007:

The Company obtained a loan for $1 million Canadian at zero percent of interest from an unrelated third party. The repayment term of the loan is 5 years beginning in 2012.

The Company has approved to grant incentive options for total of 83,000 shares to various employees with a strike price of $3.60 and vesting on December 31st, 2008. The estimated value of the options granted is $11,832.

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

Flexible Solutions International, Inc.

Dated: October 20, 2008.	By:	/s/ DANIEL B. O'BRIEN
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL B. O'BRIEN Daniel B. O’Brien	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director	October 20, 2008

/s/ JOHN H. BIENTJES John H. Bientjes	Director	October 20, 2008

/s/ Robert N. O’Brien	Director	October __, 2008

/s/ DALE FRIEND Dale Friend	Director	October 20, 2008

/s/ Eric G. Hodges	Director	October __, 2008