Form 10-Q
period 2008-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2008-11-13
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes                           No        X

Class of Stock	No. Shares Outstanding	Date

Common	14,057,567	November 10, 2008

FORM 10-Q

Index

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

ii

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At September 30, 2008
(U.S. Dollars)

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current
Cash and cash equivalents	$669,782	$3,355,854
Accounts receivable	1,785,100	1,051,056
Inventory	3,753,026	2,361,270
Prepaid expenses	101,631	115,353
	6,309,539	6 ,883,533

Property, equipment and leaseholds	6,042,908	4,612,571
Patents	220,080	230,438
Long term deposits	34,323	48,034
	$12,606,850	$11,774,576
Liabilities
Current
Accounts payable and accrued liabilities	$461,923	$385,792
Deferred revenue	-	9,870
	461,923	395,662
Loan	359,947	-
Mortgage	-	52,018
	$821,870	$847,680
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
14,057,567 (2007: 14,057,567) common shares	14,058	14,058
Capital in excess of par value	16,162,493	15,914,303
Other comprehensive income	201,957	394,289
Deficit	(4,593,528)	(5,395,754)

Total Stockholders’ Equity	11,784,980	10,926,896

Total Liabilities and Stockholders’ Equity	$12,606,850	$11,774,576

Commitments, Contingencies and Subsequent events (Notes 12, 13 & 14)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2008	2007

Sales	$2,097,351	$1,297,425
Cost of sales	1,111,547	910,915

Gross profit	985,804	386,510

Operating expenses
Wages	330,657	283,978
Administrative salaries and benefits	99,162	119,798
Advertising and promotion	13,612	3,746
Investor relations and transfer agent fee	24,238	74,244
Office and miscellaneous	138,957	31,869
Insurance	59,675	60,914
Interest expense	1,445	1,690
Rent	66,517	59,187
Consulting	53,645	60,811
Professional fees	28,000	50,239
Travel	23,179	16,033
Telecommunications	7,929	7,818
Shipping	6,412	8,057
Research	7,219	23,117
Commissions	20,899	12,936
Bad debt expense (recovery)	0	210
Currency exchange	(40,072)	59,960
Utilities	279	4,851
	841,753	879,458

Operating Income (loss)	144,051	(492,948)
Other expenses	-	(9,481)
Other income	-	195,442
Interest income	378	1,025

Income (loss) before income tax	144,429	(305,962)

Net income (loss)	144,429	(305,962)

Net income (loss) per share (basic and diluted)	$0.01	$(0.02)

Weighted average number of common shares	14,057,567	14,157,567

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2008	2007

Sales	$8,518,441	$5,730,432
Cost of sales	5,087,051	3,637,590

Gross profit	3,431,390	2,092,842

Operating expenses
Wages	936,412	800,436
Administrative salaries and benefits	271,272	376,080
Advertising and promotion	82,193	41,771
Investor relations and transfer agent fee	112,269	252,083
Office and miscellaneous	330,232	135,375
Insurance	162,210	167,979
Interest expense	3,407	2,874
Rent	201,627	170,218
Consulting	141,498	188,490
Professional fees	94,407	131,509
Travel	91,197	98,063
Telecommunications	26,858	27,280
Shipping	29,626	31,301
Research	75,001	78,785
Commissions	102,470	88,533
Bad debt expense (recovery)	482	2,061
Currency exchange	(63,496)	69,549
Loss on sale of equipment	29,048	-
Utilities	4,856	14,897
	2,631,569	2,677,284

Operating Income (loss)	799,821	(584,442)
Other expenses	-	(15,051)
Other income	-	195,442
Interest income	2,405	3,396

Income (loss) before income tax	802,226	(400,656)
Income tax (recovery)	-	-

Net income (loss)	802,226	(400,656)

Net income (loss) per share (basic and diluted)	$0.06	$(0.03)

Weighted average number of common shares	14,057,567	13,656,633

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating activities
Net income (loss)	$802,226	$(400,655)
Stock compensation expense	248,097	419,975
Depreciation	341,433	386,214
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(734,044)	369,214
(Increase) Decrease in inventory	(1,391,756)	(385,304)
(Increase) Decrease in prepaid expenses	13,722	(11,417)
Increase (Decrease) in accounts payable	76,131	(142,958)
Increase (Decrease) in deferred revenue	(9,870)	(10,825)

Cash provided by (used in) operating activities	(654,061)	224,244

Investing activities
Long term deposits	13,711	(618)
Development of patents	10,358	(53,186)
Acquisition of property and equipment	(2,223,788)	161,401

Cash provided by (used in) investing activities	(2,199,719)	107,597

Financing activities
Loan	359,947
Proceeds from issuance of common stock	-	3,164,481

Cash provided by financing activities	359,947	3,164,481

Effect of exchange rate changes on cash	(192,239)	262,104

Inflow (outflow) of cash	(2,686,072)	3,758,426
Cash and cash equivalents, beginning	3,355,854	450,759

Cash and cash equivalents, ending	$669,782	$4,209,185

Supplemental disclosure of cash flow information:
Interest paid	$3,407	$2,874

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2008
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2008, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company and its subsidiaries develop, manufactures and markets specialty chemicals which slow down the evaporation of water.  The Company’s primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

(l)           Income (Loss) Per Share.

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year.  For the periods ended September 30, 2008 and 2007, all outstanding options were anti-dilutive.

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $864,849 (48%) as at September 30, 2008 (2007 - $648,538 or 68%).

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

3.    Inventories

	2008	2007
Completed goods	$2,187,341	$1,664,777
Works in progress	132,625	198,172
Raw materials	1,433,060	498,321
	$3,753,026	$2,361,270

4.    Property, Plant & equipment

	2008	Accumulated	2008
	Cost	Depreciation	Net
Buildings	$4,138,235	$1,133,377	$3,004,858
Building Improvements	465,407	—	465,407
Computer hardware	81,367	53,253	28,114
Furniture and fixtures	21,081	12,920	8,161
Office equipment	31,923	22,643	9,280
Manufacturing equipment	3,288,018	1,384,793	1,903,225
Trailer	26,419	7,289	19,130
Leasehold improvements	26,942	21,451	5,491
Technology	128,373	-	128,373
Trade show booth	8,165	6,322	1,843
Truck	11,173	2,514	8,659
Land	460,367	—	460,367
	$8,687,470	$2,644,562	$6,042,908

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$4,011,826	$970,854	$3,040,972
Computer hardware	75,458	48,284	27,174
Furniture and fixtures	21,788	12,154	9,634
Office equipment	32,905	22,035	10,870
Manufacturing equipment	2,313,363	1,280,943	1,032,420
Trailer	3,854	1,863	1,990
Leasehold improvements	46,304	36,480	9,824
Trade show booth	8,766	6,212	2,554
Land	477,133	—	477,133
	$6,991,397	$2,378,825	$4,612,571

5.    Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $70,861 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2008 Cost	Accumulated Amortization	2008 Net
Patents	$235,080	$15,000	$220,080

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$243,853	$13,415	$230,438

6.    Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2008	2007
Long term deposits	$34,323	$48,034

7.    Loan

The Company has received the first draw in the amount of $359,947 from the Agri-Opportunities Program by the Government of Canada.  The Company has been approved for a $1,000,000CDN interest free loan repayable over five years, starting in 2012.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006, 2007 and the period ended September 30, 2008:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	1,060,740	$1.40 - $4.60	$3.44
Granted	1,191,000	$3.25 - $3.60	$3.25
Exercised	(46,000)	$1.40	$1.40
Cancelled or expired	(79,000)	$1.40 - $4.25	$2.46
Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93
Balance, December 31, 2007	1,912,440	$3.00 – 4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(20,000)	$4.25	$4.25
Balance, September 30, 2008	2,095,440	$3.00 - 4.55	$3.40

The fair value of each option grant is calculated using the following weighted average assumptions:

	2008	2007
Expected life – years	5.0	1.0 - 5.0
Interest rate	2.27%	4.18 – 5.18%
Volatility	99%	86.0 – 115.0%
Dividend yield	— %	— %
Weighted average fair value of options granted	$ 1.15	$1.37 – 2.67

During the nine months ended September 30, 2008 the Company granted 46,000 options to consultants that resulted in $39,717 in expenses this period.  During the same period, 37,000 options were granted to employees, resulting in $31,947 in expenses this period.  An additional 120,000 options were granted to two key employees with special vesting requirements.  Once the requirements have been met, the Company will recognize the expense associated with these options.  Options granted in previous quarters resulted in additional expenses in the amount of $61,275 for consultants and $115,158 for employees during the nine months ended September 30, 2008.  No stock options were exercised during the period.

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

No stock was issued during the nine months ended September 30, 2008.

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

Nine months ended September 30, 2008:

	EWCP	BPCA	Total
Revenue	$980,431	$7,538,010	$8,518,441
Interest revenue	1,696	709	2,405
Interest expense	550	2,857	3,407
Depreciation and amortization	40,176	301,257	341,433
Segment profit (loss)	(1,027,410)	1,829,636	802,226
Segment assets	3,255,934	3,007,054	6,262,988
Expenditures for segment assets	2,187,236	36,552	2,223,788

Nine months ended September 30, 2007:

	EWCP	BPCA	Total
Revenue	$1,080,729	$4,649,703	$5,730,432
Interest revenue	2,542	854	3,396
Interest expense	783	2,091	2,874
Depreciation and amortization	41,056	345,158	386,214
Segment profit (loss)	(1,155,336)	754,680	(400,656)
Segment assets	194,974	3,357,964	3,552,938
Expenditures for segment assets	36,419	(197,820)	(161,401)

The sales generated in the United States and Canada are as follows:

	2008	2007
Canada	$226,632	$73,759
United States and abroad	8,291,809	5,656,673
Total	$8,518,441	$5,730,432

The Company’s long-lived assets are located in Canada and the United States as follows:

	2008	2007
Canada	$3,252,713	$1,331,166
United States	3,010,275	3,511,843
Total	$6,262,988	$4,843,009

Three customers account for $4,083,436 (48%) of sales made in the period (2007 - $3,598,777 or 63%).

12.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $198,730 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	$44,382
2009	122,747
2010	15,800
2011	15,800
2012	-

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

14.           Subsequent Events.

The Company has been approved for a 5% simple interest loan of $2,000,000CDN offered by Agriculture Financial Services Corporation, a Province of Alberta Crown corporation.  The loan has a 6 year term, with interest only payments made during the first term and the Company received the first draw of $1,500,000CDN on October 10, 2008.

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

Material changes in our Statement of Operations for the periods presented are discussed below:

Nine Months Ended September 30, 2008

Increase (I) or
Item	Decrease (D)	Reason

Sales
EWCP products	D
During the nine months ended September 30, 2008 a drought in Australia eased, which reduced sales of energy and water conservation products. In addition, energy and water conservation products for use in swimming pools decreased due to real estate foreclosures in the United States.

BPCA products	I	Maintenance shutdowns in the oil extraction industry during 2007 reduced sales during the nine months ended September 30, 2007.

Wages	I	Increased sales required increased support on all levels.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2007.  Granting of stock options resulted in an expense of $153,451 in first nine months of 2007 as compared to $93,665 in the same period 2008.

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
The granting of stock options to long term consultants in 2006 resulted in a stock option expense of $56,720 in the nine months ended September 30, 2008 as compared to $108,747 in the same period 2007.

Three Months Ended September 30, 2008

Increase (I) or
Item	Decrease (D)	Reason

Sales
EWCP products	I
The Company believes that lower volume commitments by large customers hoping to control inventory in Q1 and Q2 resulted in orders pushed forward into Q3, leading to increased sales over the same period in the past year.

BPCA products	I	Maintenance shutdowns in the oil extraction industry during 2007 reduced sales during the three months ended September 30, 2007.

Wages	I	Increased sales required increased support on all levels.

Administrative salaries and benefits	D
Five year stock option plans granted to several long term employees in 2006 resulted in higher expenses in 2007 than 2008.  Granting of stock options plans resulted in an expense of $51,150 in third quarter 2007 as compared to $31,222 in the same period 2008.

Investor relations and transfer agent fee	D	The Company relied less on third party investor relations consultants during the three months ending September 30, 2008.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Consulting	D
The granting of stock options to long-term consultants, which vest over a five year period beginning in 2006, resulted in a stock option expense of $15,869 in third quarter 2008 as compared to $43,138 in the same period 2007.

Commissions	I	Increased sales for the quarter resulted in increased commissions.

Capital Resources and Liquidity

The sources and uses of funds are directly obtainable from the Consolidated Statement of Cash Flows included as part of the financial statements filed with this report.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of September 30, 2008 working capital was $5,481,845 (2007 - $7,295,137) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $198,730 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2008	$44,382
2009	122,747
2010	15,800
2011	15,800
2012	-

The Company does not anticipate any capital requirements for the twelve months ending December 31, 2008.

The Company does not have any commitments or arrangements from any person to provide it with any additional capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

Item 4T.    Controls and Procedures.

Daniel O’Brien, the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Flexible Solutions International, Inc.

November 13, 2008	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Chief Financial Officer