Form 10KSB/A
period 2007-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-01-20
CIK 1069394

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:  As of March 4, 2008, there were 14,057,567 shares of the Company’s common stock outstanding.

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

Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2007

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Poor execution by the Ecosavr swimming pool sales team resulted in market share loss to competing products.

BPCA products	D	Maintenance shutdowns in the oil extraction industry during 2007 reduced sales of BPCA products.

Administrative salaries and benefits	D	In 2006, we granted 5 year stock options to a few key employees. The expense for financial reporting purposes added $369,992 to administrative salaries in 2006 but only $204,602 in 2007.

Professional fees	D	Resolution of several legal proceedings in the year 2007 reduced our costs.

Consulting	D	The expense, for financial reporting purposes, of stock options granted in 2006 to consultants that did not reoccur in 2007.

Commissions	D	Decreased sales led to a decrease in commission costs.

Gain on sale of property	I	One-time gain on sale of unused land at our plant in Illinois.

Year Ended December 31, 2006

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased product recognition in the market place led to increased sales.

BPCA products	I	High oil prices encouraged the oil companies to increase production, limit shutdowns and need additional BPCA products.

Wages	I	In 2005 we were not required to record the expense of stock options. The expense, for financial reporting purposes for employee stock options, added $131,517 to wages in 2006.

Administrative salaries and benefits	I	In 2005 we were not required to record the expense of stock options. The expense, for financial reporting purposes for employee stock options, added $369,992 to administrative salaries in 2006.

Investor relations and transfer agent fee	D	Upon the closing of our private placements in 2005, some stock options granted in 2004 vested and incurred expenses in this category by $422,500.

Insurance	I	Increase is comparable to what others are experiencing in the industry.

Consulting	I	The expense, for financial reporting purposes, of stock option grants in 2006 to consultants.

Research	I	Increased spending on development.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2007 were:

Cash provided by operations	$242,451
Patent development	(60,680)
Equipment purchases	(586,127)
Sale of common stock	3,164,481
Exchange rate changes	142,990
Other	(1,981)

Our material sources and <uses> of cash during the year ended December 31, 2006 were:

Cash provided by operations	$17,539
Collection of loan	35,228
Patent development	(29,116)
Equipment purchases	(37,160)
Sale of common stock	15,285
Exchange rate changes	(22,152)
Other	(2,147)
Cash on hand at January 1, 2006	22,523

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

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
(U.S. Dollars)

	Years Ended December 31,
	2007	2006

Sales	$7,431,791	$8,373,597
Cost of sales	4,738,143	5,401,350

Gross profit	2,693,648	2,972,247

Operating Expenses
Wages	1,094,799	1,069,736
Administrative salaries and benefits	447,516	666,542
Advertising and promotion	63,126	45,215
Investor relations and transfer agent fee	302,401	258,072
Office and miscellaneous	201,810	157,755
Insurance	230,656	209,864
Interest expense	10,605	3,136
Rent	227,431	232,820
Consulting	338,728	383,965
Professional fees	233,701	324,359
Travel	134,011	136,049
Telecommunications	38,163	34,041
Shipping	67,834	41,517
Research	120,817	123,254
Commissions	119,790	171,380
Registration rights penalty	-	326,710
Bad debt expense	2,310	90,747
Currency exchange	43,568	(23,417)
Utilities	25,996	18,064

Total operating expenses	3,703,262	4,266,809
Gain on sale of property	(195,442)	-

Operating income (loss)	(814,172)	(1,294,562)
Write down of investment	(98,000)	-
Other expenses	(15,051)	-
Interest income	3,996	3,114

Loss before income tax	(923,227)	(1,291,448)
Income tax (recovery)	-	(127,049)

Loss for the year	$(923,227)	$(1,164,369)

Net loss per share (basic and diluted)	$(0.07)	$(0.09)

Weighted average number of common shares (basic and diluted)	13,823,654	12,994,430

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

Flexible Solutions International, Inc.

Dated: January 20, 2009.	By:	/s/ DANIEL B. O'BRIEN
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL B. O'BRIEN Daniel B. O’Brien	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director	January 20, 2009

/s/ JOHN H. BIENTJES John H. Bientjes	Director	January 20, 2009

/s/ Robert N. O’Brien	Director	January __, 2009

/s/ DALE FRIEND Dale Friend	Director	January 20, 2009

/s/ ERIC G. HODGES Eric G. Hodges	Director	January 20, 2009