Form 10-Q/A
period 2008-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-01-21
CIK 1069394

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

Commitments, Contingencies and Subsequent events (Notes 12, 13 & 14)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2008	2007

Sales	$2,097,351	$1,297,425
Cost of sales	1,111,547	910,915

Gross profit	985,804	386,510

Operating expenses
Wages	330,657	283,978
Administrative salaries and benefits	99,162	119,798
Advertising and promotion	13,612	3,746
Investor relations and transfer agent fee	24,238	74,244
Office and miscellaneous	138,957	31,869
Insurance	59,675	60,914
Interest expense	1,445	1,690
Rent	66,517	59,187
Consulting	53,645	60,811
Professional fees	28,000	50,239
Travel	23,179	16,033
Telecommunications	7,929	7,818
Shipping	6,412	8,057
Research	7,219	23,117
Commissions	20,899	12,936
Bad debt expense (recovery)	0	210
Currency exchange	(40,072)	59,960
Utilities	279	4,851

Total operating expenses	841,735	879,458
(Gain) on sale of property	-	(195,442)

Operating Income (loss)	144,051	(297,506)
Other expenses	-	(9,481)
Interest income	378	1,025

Income (loss) before income tax	144,429	(305,962)

Net income (loss)	144,429	(305,962)

Net income (loss) per share (basic and diluted)	$0.01	$(0.02)

Weighted average number of common shares	14,057,567	14,157,567

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2008	2007

Sales	$8,518,441	$5,730,432
Cost of sales	5,087,051	3,637,590

Gross profit	3,431,390	2,092,842

Operating expenses
Wages	936,412	800,436
Administrative salaries and benefits	271,272	376,080
Advertising and promotion	82,193	41,771
Investor relations and transfer agent fee	112,269	252,083
Office and miscellaneous	330,232	135,375
Insurance	162,210	167,979
Interest expense	3,407	2,874
Rent	201,627	170,218
Consulting	141,498	188,490
Professional fees	94,407	131,509
Travel	91,197	98,063
Telecommunications	26,858	27,280
Shipping	29,626	31,301
Research	75,001	78,785
Commissions	102,470	88,533
Bad debt expense (recovery)	482	2,061
Currency exchange	(63,496)	69,549
Loss on sale of equipment	29,048	-
Utilities	4,856	14,897

Total operating expenses	2,631,569	2,677,284
(Gain) on sale of property	-	195,442

Operating Income (loss)	799,821	(389,000)
Other expenses	-	(15,051)
Interest income	2,405	3,396

Income (loss) before income tax	802,226	(400,656)
Income tax (recovery)	-	-

Net income (loss)	802,226	(400,656)

Net income (loss) per share (basic and diluted)	$0.06	$(0.03)

Weighted average number of common shares	14,057,567	13,656,633

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

Gain on sale of property	D	One-time gain on sale of unused land in 2007 at our plant in Illinois.

Three Months Ended September 30, 2008

Increase (I) or
Item	Decrease (D)	Reason

Sales
EWCP products	I
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

Commissions	I	Increased sales for the quarter resulted in increased commissions.

Gain on sale of property	D	One-time gain on sale of unused land in 2007 at our plant in Illinois.

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

Flexible Solutions International, Inc.

January 21, 2009	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Chief Financial Officer