Form 10KSB/A
period 2007-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-03-04
CIK 1069394

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

/s/ Cinnamon Jang Willoughby & Company
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

As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and principal financial officer concluded, at that time, that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

Notwithstanding the above, and due to an administrative error, the financial statements originally filed on March 31, 2008 with our 10-K report were not the financial statements which should have been filed with the 10-K report.  The correct financial statements were filed with the amended 10-K report on October 20, 2008.  The filing of the financial statements in October 2008 was not the correction of an error in the previously filed financial statements since the financial statements filed on March 31, 2008 should not have been filed in the first place.  The error was not in the financial statements but rather in the Edgar filing.

We do not believe that there were any material changes between the financial statements filed on March 31, 2008 and the financial statements filed on October 20, 2008.  However, in future filings we will review the information to be submitted, including any applicable financial statements, more carefully before it is filed on Edgar to insure the correct information is being filed.

Despite the filing of the incorrect financial statements with our 10-KSB report in March 2008, our principal executive officer and principal financial officer continue to be of the opinion that our disclosure controls are effective.

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

Flexible Solutions International, Inc.

Dated: February 27, 2009.	By:	/s/ DANIEL B. O'BRIEN
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL B. O'BRIEN Daniel B. O’Brien	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director	February 27, 2009

/s/ JOHN H. BIENTJES John H. Bientjes	Director	March 3, 2009

Robert N. O’Brien	Director

/s/ DALE FRIEND Dale Friend	Director	March 3, 2009

Eric G. Hodges	Director