Form 10-K
period 2008-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-03-26
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery Street Victoria, British Columbia, Canada	V8T 5G4
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (250) 477-9969
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [     ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [     ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]    No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   [     ]  Yes    [ X ]   No

As of June 30, 2008 the aggregate market value of the Company’s common stock held by non-affiliates was approximately $17,539,168 based on the closing price for shares of the Company’s common stock on the NYSE Alternext US for that date.

As of March 15, 2009, the Company had 14,062,567 issued and outstanding shares of common stock.

Documents incorporated by reference:     None

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire and disposition of any of our current business.  Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In June 2004 we purchased 52 U.S. and 139 International patents, as well as a 56,780 sq. ft. manufacturing plant near Chicago, Illinois from the bankruptcy estate of Donlar Corporation (“Donlar”) for $6.15 million.  The patents we acquired from Donlar relate to water-soluble chemicals (“TPAs”) which prevent corrosion and scaling in water pipes used in the petroleum, chemical, utility and mining industries.  TPAs are also used to enhance fertilizers and improve crop yields and as additives for household laundry detergents, consumer care products and pesticides.

We operate through five wholly-owned subsidiaries: Flexible Solutions Ltd., WaterSavr Global Solutions Inc., NanoChem Solutions Inc., Nano Detect Technologies Inc., and Seahorse Systems Inc.  Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage that was paid in June 2008.  The building will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber will be shipped to our plant in Illinois for finishing.

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

In outdoor pools, the HEAT$AVR® also provides convenience compared to pool blankets.  Pool blankets are plastic covers, which are cut to the size and shape of the surface of the pool or spa.  Pool blankets float on the surface and, like the HEAT$AVR®, reduce energy costs by inhibiting water evaporation.

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

We also manufacture and sell products which automatically dispense HEAT$AVR® into commercial size swimming pools or spas at the rate of one ounce per 400 sq. ft. of water surface per day.

We have 18 non-exclusive distributorships in Canada and the United States for the sale of bulk HEAT$AVR® (without the ECO$AVR® dispenser) and exclusive distributorships in Australia, Chile, Korea, Argentina, Taiwan, Romania and Weastern Europe.  We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States.  We also advertise in trade magazines, maintain a semi-annual newsletter that is sent to buyer associations, customers and potential customers, and maintain a website which has information about our products.

WATER$AVR®

This product utilizes our HEAT$AVR technology to reduce water evaporation in reservoirs, potable water storage tanks, livestock watering ponds, aqueducts, canals and irrigation ditches.  WATER$AVR may also be used for lawn and turf care and potted and bedding plants.

WATER$AVR® is sold in granulated form and can be applied by hand, by fully automated scheduled metering, or by an automatic dispenser.

Tests have indicated that WATER$AVR®:
  Reduces daily water evaporation as much as 54%
  Reduces monthly water evaporation as much as 37%
  Is odorless
  Has no effect on invertebrates or vertebrates
  Has no anticipated effect on any current drinking water treatment processes and
  Is biodegradable
We have one full-time employee and one part-time employee who are involved in the sales and marketing of WATER$AVR®.

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

TPAs (thermal polyaspartate biopolymers)

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

TPAs for Personal Care Products.  TPAs can also be used in shampoo and cosmetic products for increased hydration that improves the feel of the core product to consumers.  TPA’s may also be used as an additive to toothpaste with the documented effect of reducing decay bacteria adhesion to tooth enamel and presumed reduction in total decay.  We do not currently sell TPAs for use in personal care products.

Competition

HEAT$AVR® and ECO$AVR™

We are aware of two other companies that manufacture products that compete with HEAT$AVR® and  ECO$AVR® and we believe our products are more effective and safer.  We maintain fair pricing equal to or lower than our competitors and protect our intellectual property carefully.  Our products are expected to maintain or increase market share in the competitive pool market.

HEAT$AVR® also competes with plastic pool blanket products.  However, we believe that HEAT$AVR® is more effective and convenient than pool blankets.

WATER$AVR®

Ultimate Products (Aust) Pty Ltd. of Australia has a product called Aquatain that directly competes with WATER$AVR®.  We believe our WATER$AVR® product is superior for the following reasons: it is safer, much less expensive and has much better test data.  Aquatain has not expended the capital to test for environmental effects on insects and other aquatic life whereas WATER$AVR® has recognized third party environmental safety documentation.

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

TPAs

Our TPA products have direct competition with Lanxess AG (spun out of Bayer AG), a German manufacturer of TPAs, which uses a patented process different from ours.  We have cross-licensed each other’s processes and either company can use either process for the term of the patents involved.  We believe that Lanxess has approximately the same production capacity and product costs as we do.  We believe that we can compete effectively with Lanxess by offering excellent customer service in oilfield sales, superior distributor support in the agricultural marketplace and flexibility due to our relative size.  In addition, we intend to continue to seek market niches that are not the primary targets of Lanxess.

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
  Biodegradability compared to competing oil field chemicals;
  Cost-effectiveness for crop enhancement compared to increased fertilizer use;
  Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale markets; and
  Biodegradability compared to poly-acrylic acid for detergents.

Manufacturing

Our HEAT$AVR® and ECO$AVR® products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers.  We have never experienced any shortage in the availability of raw materials and parts for these products and we do not have any long term supply contracts for any of these items.  We manufacture these products in our plant in Taber, Alberta, Canada.

Our WATER$AVR® products are manufactured by a third party.  We are not required to purchase any minimum quantity of this product.

Our 56,780 sq. ft. facility in Peru, Illinois manufactures our TPA products.  Raw materials for TPA production are sourced from various manufacturers throughout the world and we believe they are available in sufficient quantities for any increase in sales.  Raw materials are, however, derived from crude oil and are subject to price fluctuations related to world oil prices.

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage that was paid in June 2008.  We expect the building to be renovated by August 31, 2009.  Once renovated, the building will operate as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber will be shipped to our plant in Illinois for finishing.

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

Research and Development

We spent $80,381 for the year ended December 31, 2008 and $120,817 for the year ended December 31, 2007 on research and development.  This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2008 we had 34 employees, including one officer, thirteen sales and customer support personnel, and twenty manufacturing personnel.  None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

Item 1A.  Risk Factors

This Form 10-K contains forward-looking information based on our current expectations.  Because our actual results may differ materially from any forward-looking statements made by us, this section includes a discussion of important factors that could affect our future operations and result in a decline in the market price of our common stock.

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
  demand for and market acceptance of our products;
  competitive pressures resulting in lower selling prices;
  adverse changes in the level of economic activity in regions in which we do business;
  adverse changes in industries, such as swimming pool construction, on which we are particularly dependent;
  changes in the portions of our revenue represented by various products and customers;
  delays or problems in the introduction of new products;
  the announcement or introduction of new products, services or technological innovations by our competitors;
  variations in our product mix;
  the timing and amount of our expenditures in anticipation of future sales;
  increased costs of raw materials or supplies; and
  changes in the volume or timing of product orders.
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

The marketing efforts of our WATER$AVR® product may result in continued losses.  We introduced our WATER$AVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use.  This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product.  We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product.  We expect to spend $200,000 on the marketing and production of our WATER$AVR® product in fiscal 2009.

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
  accurately anticipate customer needs;
  innovate and develop new products and applications;
  successfully commercialize new products in a timely manner;
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

Revenues from shipments made outside of the United States accounted for approximately 79% of our revenues in the year ended December 31, 2008, 79% in the year ended December 31, 2007 and 79% in the year ended December 31, 2006.  Since we sell our products worldwide, our business is subject to risks associated with doing business internationally.  We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue.  Accordingly, our future results could be harmed by a variety of factors, including:
  changes in foreign currency exchange rates;
  changes in a country or region’s political or economic conditions, particularly in developing or emerging markets;
  longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;
  trade protection measures and import or export licensing requirements;
  differing tax laws and changes in those laws;
  difficulty in staffing and managing widespread operations;
  differing protection of intellectual property and changes in that protection; and
  differing regulatory requirements and changes in those requirements.
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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $4,225 per month, effective through to June 2009, as well as 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $6,548 per month with a month to month lease.  We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada.  Our building in Taber will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber will be shipped to Illinois for finishing as well as for manufacturing our swimming pool products.  Our former manufacturing location in Calgary, AB, Canada has been sublet through until the end of the lease, September 2009.  Our former sales office in Richmond, BC, Canada has been sublet through the end of the lease pertaining to this location.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE Alternext US under the symbol “FSI”.  The following is the range of high and low closing sales or bid prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2008	First Quarter	$2.40	$1.30
	Second Quarter	2.84	2.00
	Third Quarter	2.50	1.40
	Fourth Quarter	2.29	0.95

		High	Low

Year Ended December 31, 2007	First Quarter	3.55	2.25
	Second Quarter	4.30	2.45
	Third Quarter	3.25	2.50
	Fourth Quarter	4.12	2.80

Prices represent high and low prices on the American Stock Exchange and NYSE as of December 1, 2008.  As of December 31, 2008 we had approximately 1,700 shareholders.

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

During the year ended December 31, 2008 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchase in the open market.  None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the year ended December 31, 2008.

As of March 4, 2009 we had 14,062,567 outstanding shares of common stock.  The following table lists additional shares of our common stock which may be issued as of March 4, 2009:

	Number Of Shares	Note Reference

Shares issuable upon the exercise of warrants held by private investors	1,455,470	A

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,910,700	B

A.           In 2005 and in 2007, we sold shares of our common stock in private transactions.  In some cases warrants were issued as part of the financings.  In connection with these private offerings we paid commissions to sales agents and also issued warrants which allow the sales agents to collectively purchase 75,970 shares of our common stock.  Information concerning these warrants is shown below.

Shares Issuable Upon Exercise Of Warrants	Issue Date	Exercise Price	Expiration Date

900,000 (1)	4/14/05	$ 4.50	7/31/09
54,000 (1) (2)	4/05	$ 4.00	7/31/09
87,400 (1)	6/08/05	$ 4.50	7/31/09
21,970 (2)	5/07	$ 4.50	5/30/10
468,070	5/03/07	$ 4.50	5/03/10

(1)           In February 2009, we lowered the exercise price of the warrants issued in 2005 to $4.00 per share and extended the expiration date of these warrants to July 31, 2009.

(2)           Sales agent warrants

B.           Options are exercisable at prices ranging from $3.00 to $4.55 per share.  See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

We have two product lines.

The first is a chemical (“EWCP”) used in swimming pools and spas.  The product forms a thin, transparent layer on the water’s surface.  The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water.  A modified version of the product can also be used in reservoirs, potable water storage tanks, livestock watering pods, canals, and irrigation ditches.

The second product (“TPAs”) combines biodegradable polymers and chemical additives and is used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping.  This product can also be used in detergent to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2008

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP	D	Sales in our EWCP Division in 2008 were approximately the same as they were in 2007.

TPAs	I	Sales increases in oilfield services, detergents and agriculture. The oilfield shutdowns experienced in 2007 were not repeated on the same scale in 2008.

Cost of sales
EWCP/TPAs	I	Cost of sales, as a percentage of gross profit, with respect to our EWCP and TPA products was virtually the same between 2008 and 2007.

Wages
EWCP	D	Wages paid in 2008 were similar to those paid in 2007.

TPAs	I	Renovation of our new facility in Alberta, Canada.

Administrative salaries and benefits	D	In 2006, we granted 5 year stock options to a few key employees. The expense for financial reporting purposes added $204,602 to administrative salaries in 2007 but only $124,888 in 2008.

Advertising and promotion	I	Advertising was increased to better promote brand recognition.

Investor relations and transfer agent fee	D	Costs incurred related to the May 2007 private placement did not recur in 2008.

Office and miscellaneous	I
Various costs associated with the renovation of the new facility in Alberta, Canada.  Once the facility is operational, these costs will be allocated to cost of sales. Costs also increased since more administration was required for higher sales levels.

Consulting
TPAs	I	Increased sales resulted in the need to rely on consultants rather than adding more permanent staff.

EWCP	D	Better allocation of staff resulted in less need for consultants.

Year Ended December 31, 2007

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP	D	Decrease sales in the Ecosavr division were the result of poor management which has since been let go.

TPAs	D
Maintenance shutdowns in the oil extraction industry during 2007 reduced sales of TPAs.  It is understood that shutdowns did not occur in 2006 because high oil prices encouraged the oil companies to continue production.

Wages
EWCP	D	Decrease in sales resulted in decrease in wages.

TPAs	I	Renovation of our new facility in Alberta, Canada.

Administrative salaries and benefits	I	In 2006, we granted five-year stock options to several key employees. The expense for financial reporting purposes added $369,992 to administrative salaries in 2006 but only $204,602 in 2007.

Advertising and promotion	I	Advertising was increased to better promote brand recognition.

Investor relations and transfer agent fee	I	Upon the closing of our private placement in May 2007, the Company issued bonuses in the form of stock options and cash payments.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Consulting	I	The expense, for financial reporting purposes, of stock options granted in 2006 to consultants that did not recur in 2007.

Professional fees	D	Resolution of several legal proceedings in the year 2007 reduced our costs.

Commissions
EWCP/TPAs	D	Decreased sales led to a decrease in commission costs.

Gain on sale of property	I	Sale of unused land at our plant in Illinois.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2008 were:

Cash provided by operations	$(286,167)
Patent development	(21,113)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(1,491,208)
Loans	1,683,815
Exchange rate changes	(726,402)
Other	12,738

Our material sources and <uses> of cash during the year ended December 31, 2007 were:

Cash provided by operations	$242,451
Patent development	(60,680)
Equipment purchases	(586,127)
Sale of common stock	3,164,481
Exchange rate changes	142,990
Other	(1,981)

We are committed to minimum rental payments for property and premises aggregating approximately $136,329 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2009	$108,417
2010	$13,956
2011	$13,956

Other than as disclosed above, we do not anticipate any capital requirements for the twelve months ending December 31, 2009.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and demonstrates how the fair value of a financial asset is determined when the market for the financial assets is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on our Consolidated Financial Statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB FSP 157-2, The Effective Date of FASB Statement No. 157 ("SFAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  We do not expect the adoption of SFAS 157-2 to have a material impact on our Consolidated Financial Statements.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157  for financial assets and liabilities and any other assets and liabilities carried at fair value.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our adoption of SFAS 157 did not have a material effect on our Consolidated Financial Statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141R if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

18

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

19

Cinnamon Jang Willoughby & Company
Chartered Accountants
A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the consolidated balance sheets of Flexible Solutions International, Inc. (the “Company”) as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ “Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheet
December 31, 2008 and 2007
(U.S. Dollars)

	December 31, 2008	December 31, 2007

Assets

Current
Cash and cash equivalents	$1,894,045	$3,355,854
Accounts receivable (see note 3)	1,642,001	1,051,056
Inventories (see Note 4)	3,591,112	2,361,270
Prepaid expenses	109,459	115,353

	7,236,617	6,883,533

Property, equipment and leaseholds, net (see Note 5)	5,882,223	4,612,571
Patents (see Note 6)	204,203	230,438
Long term deposits (see Note 8)	32,713	48,034

Total Assets	$13,355,756	$11,774,576

Liabilities

Current
Accounts payable and accrued liabilities	$771,180	$385,792
Deferred revenue	-	9,870
	771,180	395,662
Loan	1,546,836
Mortgage	-	452,018
	2,318,016	847,680

Stockholders’ Equity

Capital stock
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
14,062,567 (2007: 14,057,567) common shares	14,063	14,058
Capital in excess of par value	16,259,614	15,914,303
Other comprehensive income (see Note 11)	(244,788)	394,289
Accumulated Deficit	(4,991,149)	(5,395,754)

Total Stockholders’ Equity	11,037,740	10,926,895

Total Liabilities and Stockholders’ Equity	$13,355,756	$11,774,576

Commitments, Contingencies and Subsequent events (See Notes 18, 19 & 20)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007
(U.S. Dollars)

	Years Ended December 31,
	2008	2007

Sales	$10,756,654	$7,431,791
Cost of sales	6,719,114	4,738,143

Gross profit	4,037,540	2,693,648

Operating Expenses
Wages	1,270,309	1,094,799
Administrative salaries and benefits	343,352	447,516
Advertising and promotion	101,821	63,126
Investor relations and transfer agent fee	161,040	302,401
Office and miscellaneous	390,416	201,810
Insurance	218,626	230,656
Interest expense	18,696	10,605
Rent	261,430	227,431
Consulting	200,066	338,728
Professional fees	216,566	233,701
Travel	137,218	134,011
Telecommunications	34,042	38,163
Shipping	37,531	67,834
Research	80,381	120,817
Commissions	120,229	119,790
Bad debt expense	3,393	2,310
Currency exchange	(68,939)	43,568
Utilities	11,631	25,996
Loss on sale of equipment	29,048

Total operating expenses	3,556,857	3,703,263
Gain on sale of property	-	195,442

Operating income (loss)	470,683	(814,172)
Write down of investment	-	(98,000)
Other expenses	-	(15,051)
Interest income	2,483	3,996

Income (loss) before income tax	473,166	(923,227)
Income tax (recovery)	68,561	-

Income (loss) for the year	$404,605	$(923,227)

Net income (loss) per share (basic and diluted)	$0.03	$(0.07)

Weighted average number of common shares (basic and diluted)	14,058,033	13,823,654

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31, 2008 and 2007
(U.S. Dollars)

	Years Ended December 31,
	2008	2007

Operating activities
Net income (loss)	$404,605	$(923,227)
Adjustments to reconcile net loss to net cash
Stock compensation expense	339,416	651,405
Shares issued for services	5,900	-
Depreciation	447,831	526,127
Write down of investment	-	98,000
Write down of inventory	41,440	-
Loss on sale of equipment	29,048	-

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(651,757)	300,065
(Increase) Decrease in inventories	(1,322,022)	(337,532)
(Increase) Decrease in prepaid expenses	(3,730)	16,852
Increase (Decrease) in accounts payable	432,280	(78,550)
Increase (Decrease) deferred revenue	(9,178)	(10,689)

Cash provided by (used in) operating activities	(286,167)	242,451

Investing activities
(Increase) Decrease in long term deposits	12,738	1,981
(Increase) Decrease in development of patents	(21,113)	(60,680)
(Increase) Decrease in acquisition of equipment	(1,491,208)	(586,127)

Cash provided by (used in) investing activities	(1,499,583)	(644,826)

Financing activities
Mortgage repayment	(633,472)	-
Proceeds from loan	1,683,815	-
Proceeds from issuance of common stock	-	3,164,481

Cash provided by financing activities	1,050,343	2,164,481

Effect of exchange rate changes on cash	(726,402)	142,990

Inflow (outflow) of cash	(1,461,809)	2,905,096
Cash and cash equivalents, beginning	3,355,854	405,759

Cash and cash equivalents, ending	$1,894,045	$3,355,854

Supplemental disclosure of cash flow information:
Income taxes to be paid	68,651
Interest paid	18,696	10,605

Non cash investing activities:
Mortgage assumed for acquisition of property	-	452,018

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity
Balance December 31, 2006	13,058,427	$13,058	$12,370,417	$(4,472,527)	$131,002	$8,041,950

Translation adjustment	—	—	—	—	263,288	263,288
Net loss	—	—	—	(923,227)	—	(923,227)

Comprehensive income	—	—	—	—	—	(659,939)

Shares issued:
Exercise of stock options	163,000	163	288,837	—	—	289,000
Cancellation of stock	(100,000)	(100)	(270,000)	—	—	(271,000)
Private placement	936,140	936	2,874,546	—	—	2,875,482
Stock option compensation	—	—	651,405	—	—	651,405

Balance December 31, 2007	14,057,567	$14,058	$15,914,303	$(5,395,754)	$394,289	$10,926,895

Translation adjustment	—	—	—	—	(639,077)	(639,077)
Net loss	—	—	—	473,166	—	473,166

Comprehensive income	—	—	—	—	—	(155,911)

Shares issued:
Issue of stock for services	5,000	5	5,895	—	—	5,900
Stock option compensation	—	—	339,416	—	—	339,416

Balance December 31, 2008	14,062,567	$14,063	$16,259,614	$(4,922,588)	$(244,788)	$11,116,300

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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

There was no goodwill or other intangible assets except certain patents recorded at nil fair value, acquired as a result of the acquisition.  The acquisition costs assigned to property and equipment include all direct costs incurred by the Company to purchase the Donlar assets.  These costs include due diligence fees paid to outside parties investigating and identifying the assets, legal costs directly attributable to the purchase of the assets, plus applicable transfer taxes.  These costs have been assigned to the individual assets based on their proportional fair values and will be amortized based on the rates associated with the related assets.

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

 (d)           Property, Equipment and Leaseholds.

The following assets are recorded at cost and depreciated using the following methods using the following annual rates:

Computer hardware	30% Declining balance
Automobile	30% Declining balance
Trade show booth	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Building and improvements	10% Declining balance
Leasehold improvements	Straight-line over lease term

Depreciation is recorded at half for the year the assets are first purchased.  Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates its carrying amount may not be recoverable.  No write-downs have been necessary to date.

Costs capitalized on our self-constructed assets classified as plant under construction, include contracted costs and supplies, but we do not capitalize interest costs. We do not commence depreciating our plant under construction until it becomes operational.

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

(g)           Foreign Currency.

The functional currency of one of the subsidiaries is the Canadian Dollar.  The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date.  Revenue and expense transactions are translated using average exchange rates prevailing during the year.  Translation adjustments arising on conversion of the financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of loss and are disclosed as other comprehensive income (loss) in stockholders’ equity.

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

(j)           Stock-based Compensation.

SFAS No. 123(R), "Accounting for Stock-Based Compensation", as issued by the Financial Accounting Standards Board (“FASB”), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure", was adopted by the company on January 1, 2006, which requires requires the cost of all share-based payment transactions to be recognized in an entity’s financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  SFAS No. 123(R) applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards.

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

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model.  Compensation expense is recognized on a straight-line basis over the stock option vesting period based on the estimated number of stock options that are expected to vest.

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

(l)           Income (loss) Per Share.

Under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic and diluted earnings (loss) per share are to be presented.  Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.

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

(n)           Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, and accounts payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $961,931 (60%) as at December 31, 2008 (2007 - $630,296 or 60%).

(o)           Fair Value of Financial Instruments

        Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
  Level 1 – Quoted prices in active markets for identical assets or liabilities
  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value of cash and cash equivalents; accounts receivable; accounts payable; loans; and mortgages for all periods presented approximate their respective carrying amounts.

(p)           Contingencies

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

3.	Accounts Receivable

	2008	2007
Accounts receivable	$1,672,772	$1,052,316
Allowances for doubtful accounts	(30,771)	(1,260)
	$1,642,001	$1,051,056

The company has pledged $268,123 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AAFC.

4.	Inventories

	2008	2007
Completed goods	$2,394,723	$1,664,777
Works in progress	56,036	198,172
Raw materials	1,140,353	498,321
	$3,591,112	$2,361,270

5.	Property, Equipment and Leaseholds

	2008	Accumulated	2008
	Cost	Depreciation	Net
Buildings	$4,017,334	$1,187,408	$2,829,926
Building Improvements	502,847	—	502,847
Computer hardware	78,121	50,962	27,159
Furniture and fixtures	19,884	11,875	8,009
Office equipment	29,396	21,262	8,134
Manufacturing equipment	3,335,089	1,402,423	1,932,666
Trailer	23,040	4,996	18,044
Leasehold improvements	23,665	19,378	4,287
Technology	112,759	-	112,759
Trade show booth	7,172	5,709	1,463
Truck	9,814	1,472	8,342
Land	428,587	—	428,587
	$8,587,708	$2,705,485	$5,882,223

	2007	Accumulated	2007
	Cost	Depreciation	Net
Buildings	$4,011,826	$970,854	$3,040,972
Computer hardware	75,458	48,284	27,174
Furniture and fixtures	21,788	12,154	9,634
Office equipment	32,905	22,035	10,870
Manufacturing equipment	2,313,363	1,280,943	1,032,420
Trailer	3,854	1,863	1,990
Leasehold improvements	46,304	36,480	9,825
Trade show booth	8,766	6,212	2,554
Land	477,133	—	477,133
	$6,991,397	$2,378,829	$4,612,571

Amount of depreciation expense for 2008: $447,831 (2007: $526,127)

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan:

Land	$229,494
Building	870,125
Building improvements	502,847
Manufacturing equipment	1,191,772
Trailer	18,044
Truck	8,342
Trade show booth	1,463
Technology	112,758

6.	Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $64,730 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2008 Cost	Accumulated Amortization	2008 Net
Patents	$218,209	$14,006	$204,203

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$243,853	$13,415	$230,438

Decrease in 2008 cost was solely due to currency conversion.  2008 cost in Canadian dollars - $264,244 (2007 - $241, 737 in Canadian dollars).

Amount of depreciation for 2008: $3,444

Estimated depreciation expense over the next five years is as follows:

2009	$9,962
2010	9,962
2011	9,962
2012	9,962
2013	9,962

7.	Investments

On May 31, 2003, the Company acquired an option to purchase a 20% interest in the outstanding shares of Tatko Inc. (“Tatko”) for consideration of the issuance of 100,000 shares of the Company’s common stock.  The option to purchase the shares of Tatko expired on May 31, 2008.  The cost of the investment has been accounted for based on the fair market value of the Company’s common stock on May 31, 2003.  On January 4, 2008, the lawsuit was dismissed pursuant to an agreement by Tatko to treat the Joint Product Development Agreement as void.  As a result of the dismissal of the lawsuit and the agreement of the parties, the 100,000 shares of restricted stock was returned and cancelled.

In 2005, NanoDetect purchased 32.7 shares of equity in Air Water Interface Delivery and Detection Inc. (“AWD”) for a total cost of $98,000.  This investment represents only 3.3% of the issued and outstanding shares of AWD and, accordingly, was accounted for under the cost method.  While the technology to be developed by AWD still has enormous potential and may be commercialized in the future, management considers that those events are sufficiently far in the future and not certain enough to maintain the investment in the venture at the invested cost. Therefore, the investment in AWD was written down to zero in 2007.

8.	Long Term Deposits

The Company has reclassified certain security deposits to better reflect there long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2008	2007
Long term deposits	$32,713	$48,034

9.	Long Term Debt

Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (AAFC).  Eligible for up to $1,000,000 Canadian funds, the Company has drawn $383,045 Canadian funds ($316,615US) as of December 31, 2008 and has pledged no securities.  If the full amount is drawn, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date
$ 200,000	January 1, 2012
$ 200,000	January 1, 2013
$ 200,000	January 1, 2014
$ 200,000	January 1, 2015
$ 200,000	January 1, 2016

Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (AFSC).  Eligible for up to $2,000,000 Canadian funds, the Company has drawn $1,491,000 Canadian funds ($1,230,671 US) as of December 31, 2008 and has until April 1, 2009 to draw the remainder.  The Company only has to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014.  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable, as collateral as well as signed a promissory note guaranteeing the amount of the loan by Flexible Solutions International Inc.

10.	Mortgage

Pursuant to the acquisition of the plant and property in Taber, Alberta, the Company agreed to assume a mortgage of $651,298 ($645,167 CAD) to the vendor to satisfy the balance of the purchase price.  The mortgage was paid out in June 2008.

11.	Comprehensive Income

	2008	2007
Net income (loss)	$404,605	$(923,227)
Other comprehensive income	(726,402)	263,287
Comprehensive income (loss)	$(321,797)	$(659,940)
Basic and diluted comprehensive loss per share	(0.02)	(0.05)

12.	Income Tax

The income tax expense (recovery) is compromised of the following:

	2008	2007
Current tax, Federal	$24,802	$-
Current tax, State	43,759
Current tax, Foreign	-	-
Current tax, total	$68,561	$-

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2008	2007
Income before taxes, domestic	$1,309,221	$(49,668)
Income before taxes, foreign	(836,054)	(873,559)
Income before taxes, total	$473,167	$(923,227)
Expense (recovery) for income taxes at statutory rate (34%)	$160,877	$(313,897)
Impact of lower statutory rates on foreign subsidiary	37,622
Permanent difference – stock based compensation	115,401	221,478
Miscellaneous	587	36,401
Valuation allowance	(245,926)	56,017
Income tax expense (recovery)	$68,561	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax assets and liability calculated at a 34% tax rate consists of the following:

	2008	2007
Non-capital loss carry forwards	$917,030	$1,123,203
Property and equipment	(35,439)	12,747
Deferred tax asset on alternative minimum tax	8,433	-
Valuation allowance	(890,024)	(1,135,950)
Net deferred tax asset (liability)	-	-

The Company's carried losses for income tax purposes are $3,034,495 (2007 - $3,423,849), which may be carried forward to apply against future income tax, expiring between 2010 and 2028.  The future tax benefit of these loss carry-forwards has been offset with a full $3,034,495 (2007 - $3,423,849) valuation allowance.  These losses expire as follows:

2010	$89,670
2014	375,953
2022	197,343
2025	153,345
2026	906,360
2027	692,746
2028	619,078

13.	Earnings (Loss) Per Share.

	Net income (loss)	Shares (denominator)	Per share amount
2008 Basic net income	$404,605	14,058,033	$0.03

2007 Basic net loss	$(923,227)	13,823,654	$(0.07)

Options to purchase 1,910,700 shares of the Company’s common stock at prices ranging from $3.00 to $4.55 per share were outstanding during the year ended December 31, 2008 (2007:  options to purchase 1,912,440 shares of the Company’s common stock at prices ranging from $3.00 to $4.60 per share), but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock and were anti-dilutive.  There were no preferred shares issued and outstanding for the years ended December 31, 2008 or 2007.

14.	Stock Options.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2008 and 2007:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93
Balance, December 31, 2007	1,912,440	$3.00 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74
Balance, December 31, 2008	1,910,700	$3.00 – 4.55	$3.38

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

The fair value of each option grant is calculated using the following weighted average assumptions:

	2008	2007

Expected life – years	5.0	5.0
Interest rate	2.27%	4.18 – 5.18%
Volatility	99%	86.0 - 115.0%
Dividend yield	--%	--%
Weighted average fair value of options granted	$1.15	$1.37 – 2.67

During the year ended December 31, 2008, the Company granted 41,000 (2007 – 200,700) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $47,199 (2007 - $129,882).  During the year ended December 31, 2008, employees were granted 162,000 (2007 – 35,000) stock options, which resulted in additional expenses of $48,350 (2007 – $20,069).

15.	Warrants

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

The following table summarizes the Company’s warrant activity for the two years ended December 31, 2007 (no subsequent activity).

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2007 & 2008	1,455,470	$4.50	$4.50

16.	Capital Stock.

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

During the year ended December 31, 2008, the company issued 5,000 shares of common stock for services, recognizing an expense of $5,900.

17.	Segmented, Significant Customer Information and Economic Dependency.

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

(b)   Manufacture of biodegradable polymers and chemical additives used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping (as shown under the column heading “TPA” below).  These chemical additives are also manufactured for use in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

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

Year ended December 31, 2008:

	EWCP	TPA	Total
Revenue	$1,203,333	$9,553,321	$10,756,654
Interest revenue	2,358	125	2,483
Interest expense	14,563	4,133	18,696
Depreciation and Amortization	46,155	401,676	447,831
Segment profit (loss)	(1,501,903)	1,906,508	404,605
Segment assets	2,975,588	2,906,635	5,882,223
Expenditures for segment assets	1,709,979	36,552	1,746,531

Year ended December 31, 2007:

	EWCP	TPA	Total
Revenue	$1,217,365	$6,214,425	$7,431,791
Interest revenue	3,142	907	4,049
Interest expense	7,412	3,193	10,605
Depreciation and Amortization	62,832	463,295	526,127
Segment profit (loss)	(1,868,458)	945,231	(923,227)
Segment assets	1,340,812	3,271,759	4,612,571
Expenditures for segment assets	1,004,938	33,204	1,038,142

Sales by territory are shown below:

	2008	2007
Canada	$229,000	$934,757
United States and abroad	10,527,654	6,497,034
Total	$10,756,654	$7,431,791

The Company’s long-lived assets are located in Canada and the United States as follows:

	2008	2007
Canada	$3,167,063	$1,331,166
United States	2,909,651	3,511,843
Total	$6,076,714	$4,843,009

Three customers accounted for $4,928,678 (46%) of sales made in the year (2007 - $3,544,123 or 48%).

18.	Commitments.

We are committed to minimum rental payments for property and premises aggregating approximately $136,329 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2009	108,417
2010	13,956
2011	13,956

19.	Contingencies.

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

20.	Subsequent Events.

Subsequent to the year ended December 31, 2008:

On January 1, 2009, the Company issued 61,000 stock options to employees and 61,000 stock options to consultants.  All have a term of five years, a vesting date of December 31, 2009 and a strike price of $2.25.

On February 2, 2009 the Board of Directors ratified the warrants granted in 2005 to an exercise price of $4.00 from $4.50 per warrant and an extension to exercise to July 31, 2009.

21.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	52	President, Director
John H. Bientjes	55	Director
Dr. Robert N. O’Brien	87	Director
Dale Friend	52	Director
Eric Hodges	60	Director

Daniel B. O’Brien has served as the President and Chief Executive Officer, as well as a director, of our company since June 1998.  He has been involved in the swimming pool industry since 1990, when he founded our subsidiary, Flexible Solutions Ltd., which was purchased by us in 1998.  From 1990 to 1998, Mr. O’Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

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

Dale Friend was elected a Director in December 2002. She has a diversified background in the area of accounting and her experience has been primarily in business, offering a wide range of accounting knowledge. Ms. Friend is currently working for Novas Capital Corp. with her main duties being accounting.  Previous to that, she was an accounting manager of DB Perks and Associates, comptroller for a Lock and Security firm in Vancouver and a Senior Trust Analyst for Alderwoods Group, formerly The Loewen Group. Prior to that, she was with Telus, formerly BC Tel, for almost a decade in various accounting,auditing and financial planning positions.

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

John Bientjes, Dale Friend, and Eric Hodges are independent directors as that term is defined in section 803 of the listing standards of the NYSE Alternext US.

Our Audit Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications among our board of directors, our Audit Committee, senior management and our independent auditors.  Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system.  In addition, our Audit Committee reviews and appraises the efforts of our independent auditors.  Our Audit Committee meets periodically with management and our independent auditors.  Mr. Bientjes meets the SEC’s definition of audit committee financial expert.  Each member of the Audit Committee is “independent” as that term is defined in Section 803 of the listing standards of the NYSE Alternext US.

Our Compensation Committee, consisting of Dr. Robert O’Brien and John Bientjes, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program.  None of our officers participated in deliberations of the compensation committee concerning executive officer compensation.  Dr. O’Brien is not an independent member of the compensation committee as that term is defined in Section 803 of the listing standards of the NYSE Alternext US.  During the year ended December 31, 2008, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff.  Interested persons may also obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2008.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2008	$112,492	--	--	--	--	$112,492

President and Chief Executive Officer	2007	$140,154	--	--	--	--	140,154

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2008, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Stock Option Program	1,910,700	$3.38	Not Applicable
Total		$3.38

As of March 10, 2009 options to purchase 1,910,700 shares of our common stock were outstanding under our Stock Option Program.  The exercise price of these options varies between $3.00 and $4.55 per share.  The options expire at various dates between March 15, 2009 and July, 1, 2013.

The following tables show, during the fiscal year ended December 31, 2008, the options granted to, and the options exercised and held by, the persons named below.  All options were granted pursuant to our Stock Option Program.

Options Granted
Name	Grant Date	Options Granted (#)	Exercise Price Per Share	Expiration Date

Daniel O’Brien	--	--	--	--

Options Exercised
Name	Shares Acquired On Exercise (1)	Value Realized (2)

Daniel O’Brien	--	--

(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2008.

(2)
With respect to options exercised during the fiscal year ended December 31, 2008, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying unexercised options which are:
Name	Exercisable	Unexercisable	Exercise Price	Expiration Date

Daniel O’Brien	50,000	--	3.00	11/26/09
	300,000	--	3.25	01/05/11
	--	200,000	3.25	01/05/11

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings.  We also compensate directors $2,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2008:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

Robert N. O’Brien	--	--	--
John H. Bientjes	$2,000	--	--
Dale Friend	$2,000	--	--
Eric Hodges	$2,000	--	--

(1)	The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(2)	The fair value of options granted computed in accordance with FAS 123R on the date of grant.

The terms of outstanding options granted to our directors are shown below.

Name	Option Price	No. of Options	Expiration Date

Robert N. O’Brien	$3.00	25,000	November 26, 2009
Robert N. O’Brien	$3.25	250,000	January 5, 2011
John H. Bientjes	$3.00	5,000	November 26, 2009
John H. Bientjes	$3.25	5,000	January 5, 2011
John H. Bientjes	$3.60	5,000	December 18, 2012
John H. Bientjes	$3.60	5,000	January 31, 2013
Dale Friend	$3.00	5,000	November 26, 2009
Dale Friend	$3.25	5,000	January 5, 2011
Dale Friend	$3.60	5,000	December 18, 2012
Dale Friend	$3.60	5,000	January 31, 2013
Eric Hodges	$3.60	5,000	September 24, 2009
Eric Hodges	$3.00	5,000	November 26, 2009
Eric Hodges	$3.25	5,000	January 5, 2011
Eric Hodges	$3.60	5,000	December 18, 2012
Eric Hodges	$3.60	5,000	January 31, 2013

Daniel B. O’Brien is not compensated for serving as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 10, 2009 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien 2614 Queenswood Dr. Victoria, BC V8N 1X5	4,971,900	35.4%

Dr. Robert N. O’Brien 2614 Queenswood Dr. Victoria, BC V8N 1X5	2,000,000	14.2%

John Bientjes #1-230 West 13th Street, North Vancouver, B.C. V7M 1N7	35,000	0.2%

Dale Friend 3009 E. Kent Ave, Vancouver, BC V5S 4P6	20,000	0.1%

Eric Hodges #110 - 4252 Commerce Circle Victoria, BC V8Z 4M2	20,000	0.1%

All officers and directors as a group (5 persons)	7,046,900	50.0%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of December 31, 2008, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Daniel O’Brien	50,000	$3.00	November 26, 2009
	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011

Dr. Robert O’Brien	25,000	$3.00	November 26, 2009
	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011

John Bientjes	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013

Dale Friend	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012

Eric Hodges	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012

Item 13.	Certain Relationships and Related Transactions, Director Independence.

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

Cinnamon Jang Willoughby & Company, Certified Public Accountants (“CJW”), are our independent auditors and have examined our financial statements for the fiscal years ended December 31, 2008 and 2007.

Audit Fees

CJW was paid $51,596 and $55,484 for the for the fiscal years ended December 31, 2008 and 2007, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

CJW was paid $7,130 and $12,106 for the fiscal years ended December 31, 2008 and 2007, respectively, for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

CJW was paid $28,143 and $2,176 for the fiscal years ended December 31, 2008 and 2007, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

CJW was paid no other fees for professional services during the fiscal years ended December 31, 2008 and 2007.

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

During the year ended December 31, 2008 our Audit Committee approved all of the fees paid to CJW.  Our Audit Committee has determined that the rendering of all other non-audit services by CJW is compatible with maintaining CJW’s independence.  During the year ended December 31, 2008, none of the total hours expended on our financial audit by CJW were provided by persons other than CJW’s full-time permanent employees.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
3.1	Articles of Incorporation of the Registrant. (1)
3.2	Bylaws of the Registrant. (1)
21.1	Subsidiaries. (2)
23.1	Consent of Independent Accountants.
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flexible Solutions International, Inc.

Dated: March 26, 2009.	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien
Daniel B. O’Brien	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director	March 26, 2009

/s/ John H. Bientjes
John H. Bientjes	Director	March 26, 2009

/s/ Robert N. O’Brien
Robert N. O’Brien	Director	March 26, 2009

/s/ Dale Friend
Dale Friend	Director	March 26, 2009

/s/ Eric G. Hodges
Eric G. Hodges	Director	March 26, 2009