Form 10-Q
period 2009-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-05-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
 (Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery St. Victoria, British Columbia, Canada	V8T 5G4
(Address of Issuer's Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes                   No      X

Class of Stock	No. Shares Outstanding	Date

Common	14,062,567	April 30, 2009

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
For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ii

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 2009
(U.S. Dollars)

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current
Cash and cash equivalents	$1,508,257	$1,894,045
Accounts receivable	2,110,670	1,642,001
Inventory	3,291,627	3,591,112
Prepaid expenses	62,837	109,494
	6,973,391	7 ,236,617

Property, equipment and leaseholds	5,987,901	5,882,223
Patents	194,420	204,203
Long term deposits	27,107	32,713
	$13,182,819	$13,355,756
Liabilities
Current
Accounts payable and accrued liabilities	$731,011	$771,180
Long Term
Loans	1,485,744	1,546,836
	$2,216,755	$2,318,016
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
14,062,567 (2008: 14,062,567) common shares	14,063	14,063
Capital in excess of par value	16,325,899	16,259,614
Other comprehensive income	(249,520)	(244,788)
Deficit	(5,124,378)	(4,991,149)

Total Stockholders’ Equity	10,966,064	11,037,740

Total Liabilities and Stockholders’ Equity	$13,182,819	$13,355,756

Commitments, Contingencies and Subsequent Events (Notes 14, 15 & 16)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2009	2008

Sales	$2,659,548	$3,498,473
Cost of sales	2,012,546	2,327,172

Gross profit	647,002	1,171,301

Operating expenses
Wages	306,590	283,727
Administrative salaries and benefits	88,431	91,225
Advertising and promotion	22,072	39,800
Investor relations and transfer agent fee	38,256	45,840
Office and miscellaneous	56,698	72,698
Insurance	52,903	49,486
Interest expense	11,385	14,141
Rent	59,619	67,842
Consulting	27,475	50,191
Professional fees	42,488	21,738
Travel	31,212	27,614
Telecommunications	6,783	9,201
Shipping	10,385	12,301
Research	2,894	19,961
Commissions	23,705	29,126
Bad debt expense (recovery)	(590)	120
Loss of sale on equipment	-	29,026
Currency exchange	(13,518)	(6,760)
Utilities	13,443	4,342

Total operating expenses	780,231	861,619

Operating Income (loss)	(133,229)	309,682

Interest income	-	490

Income (loss) before income tax	(133,229)	310,172

Net income (loss)	(133,229)	310,172

Net income (loss) per share (basic and diluted)	$(0.01)	$0.02

Weighted average number of common shares	14,062,567	14,057,567

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net income (loss)	$(133,229)	$310,173
Stock compensation expense	66,292	82,699
Depreciation	100,083	111,626
Assigned interest expense	-	12,846
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(468,668)	(1,619,488)
(Increase) Decrease in inventory	299,484	519,800
(Increase) Decrease in prepaid expenses	46,621	(1,197)
Increase (Decrease) in accounts payable	(40,167)	412,124
Increase (Decrease) in deferred revenue	-	(338)

Cash provided by (used in) operating activities	(129,584)	(171,755)

Investing activities
Long term deposits	5,606	487
Development of patents	9,783	6,764
Acquisition of property and equipment	(205,760)	(224,012)

Cash provided by (used in) investing activities	(190,371)	(216,761)

Financing activities
Loan	(61,092)	-
Proceeds from issuance of common stock	-	-

Cash provided by financing activities	(61,092)	-

Effect of exchange rate changes on cash	(4,741)	(69,659)

Inflow (outflow) of cash	(385,788)	(458,175)
Cash and cash equivalents, beginning	1,894,045	3,355,854

Cash and cash equivalents, ending	$1,508,257	$2,897,678

Supplemental disclosure of cash flow information:
Interest paid	$11,385	$14,141

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended March 31, 2009
(U.S. Dollars)

1.	Basis of Presentation.

These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2008 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2009, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company and its subsidiaries develop, manufactures and markets specialty chemicals which slow down the evaporation of water.  The Company’s primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble thermal polyaspartate biopolymers (referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

In 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  This standard requires that such items be recognized as current-period charges.  The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  Any unallocated overhead must be recognized as an expense in the period incurred.  This standard is effective for inventory costs incurred starting January 1, 2006.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for 2008 or 2009.

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

(g)           Foreign Currency.

The functional currency of one of the Company’s subsidiaries is the Canadian Dollar.  The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date.  Revenue and expense transactions are translated using average exchange rates prevailing during the period.  Translation adjustments arising on conversion of the financial statements from the Company’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of loss and are disclosed as other comprehensive income (loss) in stockholders’ equity.

Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in the operating loss if realized during the period and in comprehensive income if they remain unrealized at the end of the period.

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

(l)           Income (Loss) Per Share.

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding.  Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year.  For the periods ended March 31, 2009 and 2008, all outstanding options were anti-dilutive.

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

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,171,499 (55%) as at March 31, 2009 (2008 - $961,931 or 60%).

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

3.	Accounts Receivable

	2009	2008
Accounts receivable	$2,119,457	$1,672,772
Allowances for doubtful accounts	(8,787)	(30,771)
	$2,110,670	$1,642,001

4.	Inventories

	2009	2008
Completed goods	$2,100,671	$2,394,723
Works in progress	54,272	56,036
Raw materials	1,136,684	1,140,353
	$3,291,627	$3,591,112

5.	Property, Plant & equipment

	2009	Accumulated	2009
	Cost	Depreciation	Net
Buildings	$3,987,998	$1,236,415	$2,751,583
Building Improvements	645,606	—	645,606
Computer hardware	74,391	49,846	24,545
Furniture and fixtures	21,947	12,045	9,902
Office equipment	18,308	13,318	4,990
Manufacturing equipment	3,431,305	1,434,660	1,996,645
Trailer	22,130	6,099	16,031
Leasehold improvements	22,730	20,671	2,059
Technology	108,305	—	108,305
Trade show booth	6,889	5,589	1,300
Truck	9,426	2,014	7,412
Land	419,523	—	419,523
	$8,768,558	$2,780,658	$5,987,901

	2008	Accumulated	2008
	Cost	Depreciation	Net
Buildings	$4,017,334	$1,187,408	$2,829,926
Building improvements	502,847	—	502,847
Computer hardware	78,121	50,962	27,159
Furniture and fixtures	19,884	11,875	8,009
Office equipment	29,396	21,262	8,134
Manufacturing equipment	3,335,089	1,402,423	1,932,666
Trailer	23,040	4,996	18,044
Leasehold improvements	23,665	19,378	4,287
Technology	112,759	—	112,759
Trade show booth	7,172	5,709	1,463
Truck	9,814	1,472	8,342
Land	428,587	—	428,587
	$8,587,708	$2,705,485	$5,882,223

Amount of depreciation expense for 2009: $100,083 (2008: $111,626)

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan:

Land	$220,430
Building	835,758
Building improvements	645,606
Manufacturing equipment	1,295,487
Trailer	16,032
Truck	7,412
Trade show booth	1,300
Technology	108,305

6.	Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $62,877 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2009 Cost	Accumulated Amortization	2009 Net
Patents	$210,293	$15,873	$194,420

	2008 Cost	Accumulated Amortization	2008 Net
Patents	$218,209	$14,009	$204,203

Decrease in 2009 cost was solely due to currency conversion.  2009 cost in Canadian dollars - $264,519 (2008 - $264, 244 in Canadian dollars).

Amount of depreciation for 2009 - $1,864 (2008 - $396)

Estimated depreciation expense over the next five years is as follows:

2009	$9,950
2010	9,950
2011	9,950
2012	9,950
2013	9,950

7.	Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2009	2008
Long term deposits	$27,107	$32,713

8.	Long Term Debt

Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (AAFC).  Eligible for up to $1,000,000 Canadian funds, the Company has drawn $383,047 CDN ($303,679US) as of March 31, 2009 and has pledged no securities.

If the full amount is drawn, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date
$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (AFSC).  Eligible for up to $2,000,000 Canadian funds, the Company has drawn $1,491,000 CDN ($1,182,065 US) as of March 31, 2009 and has until April 1, 2009 to draw the remainder.  The Company only has to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014.  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable, as collateral as well as signed a promissory note guaranteeing the amount of the loan by Flexible Solutions International Inc.

9.	Mortgage

Pursuant to the acquisition of the plant and property in Taber, Alberta, the Company agreed to assume a mortgage of $651,298 ($645,167 CAD) to the vendor to satisfy the balance of the purchase price.  The mortgage was paid in June 2008.

10.	Stock Options

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2007, 2008 and the period ended March 31, 2009:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93
Balance, December 31, 2007	1,912,440	$3.00 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74
Balance, December 31, 2008	1,910,700	$3.00 – 4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(8,000)	$3.92	$3.92
Balance, March 31, 2009	2,024,700	$2.25 - $4.55	$3.31

The fair value of each option grant is calculated using the following weighted average assumptions:

	2009	2008
Expected life – years	5.0	5.0
Interest rate	1.14%	2.27%
Volatility	65%	99%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.00	$1.15

During the three months ended March 31, 2008 the Company granted 46,000 options to consultants that resulted in $13,239 in expenses this quarter.  During the same period, 37,000 options were granted to employees, resulting in $10,649 in expenses this quarter.  No stock options were exercised during the period.

During the three months ended March 31, 2009 the Company granted 61,000 options to consultants that resulted in $15,346 in expenses this quarter.  During the same period, 61,000 options were granted to employees, resulting in $15,347 in expenses this quarter.  No stock options were exercised during this period.

11.	Warrants

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

The following table summarizes the Company’s warrant option activity for the three years ended December 30, 2007 (no subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2004	—	—	—
Granted	987,400	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 30, 2007	1,477,440	$4.50	$4.50

12.	Capital Stock.

The Company did not issue any shares of its common stock during the three months ended March 31, 2009.

13.	Segmented, Significant Customer Information and Economic Dependency.

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

(b)    Manufacture of biodegradable polymers (“BCPA’s”) used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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

Three months ended March 31, 2009:

	EWCP	BPCA	Total
Revenue	$211,267	$2,448,281	$2,659,548
Interest revenue	-	-	-
Interest expense	10,173	1,212	11,385
Depreciation and amortization	13,065	87,018	100,083
Segment profit (loss)	(307,893)	174,663	(133,230)
Segment assets	3,351,638	2,830,683	6,182,321
Expenditures for segment assets	202,857	2,903	205,760

Three months ended March 31, 2008:

	EWCP	BPCA	Total
Revenue	$410,828	$3,087,645	$3,498,473
Interest revenue	490	-	490
Interest expense	13,039	1,102	14,141
Depreciation and amortization	11,378	100,248	111,626
Segment profit (loss)	(347,068)	657,241	310,173
Segment assets	1,5050,591	3,203,491	4,709,082
Expenditures for segment assets	192,032	(31,980)	224,012

The sales generated in the United States and Canada are as follows:

	2009	2008
Canada	$87,572	$74,723
United States and abroad	2,601,976	3,423,750
Total	$2,659,548	$3,498,473

The Company’s long-lived assets are located in Canada and the United States as follows:

	2009	2008
Canada	$3,361,638	$3,176,775
United States	2,830,683	2,909,651
Total	$6,182,321	$6,086,426

Three customers accounted for $1,581,211 (59%) of sales made in the period (2008 - $1,748,545 or 50%).

14.	Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $85,806 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2009	$65,881
2010	9,962
2011	9,962
2011	-
2012	-

15.	Contingencies.

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

16.	Subsequent Events.

On April 8, 2009 the Company received an additional $99,375US ($125,792CDN) loan from the Department of Agriculture and Agri-Food Canada (AAFC).  Please see Note 8.

17.	Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.	Management’s Discussion and Analysis of Results of Operation and Financial Condition.

Overview

The Company develops, manufactures and markets specialty chemicals that slow the evaporation of water.  The Company also manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries.

Results of Operations

The Company has two product lines:

Energy and Water Conservation products - The Company’s HEAT$AVR® product is used in swimming pools and spas.  The product forms a thin, transparent layer on the water’s surface.  The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water.  WATER$AVR®, a modified version of HEAT$AVR®, can be used in reservoirs, potable water storage tanks, livestock watering ponds, canals, and irrigation ditches.

BCPA products - The second product, TPA’s (i.e. thermal polyaspartate biopolymers), are biodegradable polymers used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in the Company’s Statement of Operations for the periods presented are discussed below:

Three Months Ended March 31, 2009

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	The Company believes that the lower volume is the result of large customers keeping inventory levels down.

BPCA products	D	Reduced selling prices, reduced demand in the detergent sector and lower oil extraction levels all contributed to lower revenue.

Gross Profit	D	Reduced due to lower volume and lower pricing per unit sales that were not accompanied by lower cost raw materials until later in the quarter.

Wages	I	Decreased use of consultants increased wages.

Advertising and Promotion	D	The Company selected the highest impact trade shows and trade publications, reducing the total cost of reaching customers.

Office and miscellaneous	D	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Consulting	D	Increased wages decreased the need for consultants.

Professional Fees	I	The Company has chosen to allocate the year end audit fee throughout the year instead of just recording it in fourth quarter.

Research	D	Decreased as one line of inquiry was completed and new projects were identified.

Commissions	D	Decreased sales for the quarter resulted in lower commissions.

Capital Resources and Liquidity

The sources and uses of funds are directly obtainable from the Consolidated Statement of Cash Flows included as part of the financial statements filed with this report.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of March 31, 2009 working capital was $6,242,378 (2008 - $6,465,437) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $85,806 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2009	$65,881
2010	9,962
2011	9,962
2011	-
2012	-

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2009.  Based on that evaluation, it was  concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.	Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
3.2	Bylaws of the registrant. (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
______________
*	Filed with this report.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flexible Solutions International, Inc.

May 14, 2009	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Chief Financial and Accounting Officer