Form 10-K/A
period 2008-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-06-29
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The second product (“TPAs”) biodegradable polymers is used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping.  This product can also be used in detergent to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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

Wages
EWCP	D	Decrease in sales resulted in decrease in wages.

TPAs	I	Renovation of our new facility in Alberta, Canada.

Administrative salaries and benefits	I	In 2006, we granted five-year stock options to several key employees. The expense for financial reporting purposes added $369,992 to administrative salaries in 2006 but only $204,602 in 2007.

Advertising and promotion	I	Advertising was increased to better promote brand recognition.

Investor relations and transfer agent fee	I	Upon the closing of our private placement in May 2007, the Company issued bonuses in the form of stock options and cash payments.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Consulting	I	The expense, for financial reporting purposes, of stock options granted in 2006 to consultants that did not recur in 2007.

Professional fees	D	Resolution of several legal proceedings in the year 2007 reduced our costs.

Commissions
EWCP/TPAs	D	Decreased sales led to a decrease in commission costs.

Gain on sale of property	I	Sale of unused land at our plant in Illinois.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2008 were:

Cash provided by operations	$(212,574)
Patent development	26,235
Equipment purchases, primarily related to our new facility in Alberta, Canada	(1,746,531)
Loans	1,546,836
Exchange rate changes	(639,077)
Other	15,321

Our material sources and <uses> of cash during the year ended December 31, 2007 were:

Cash provided by operations	$242,451
Patent development	(60,680)
Equipment purchases	(586,127)
Sale of common stock	3,164,481
Exchange rate changes	142,990
Other	(1,981)

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
February 25, 2009

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

Of the patents costs listed below, $64,730 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	2008 Cost	Accumulated Amortization	2008 Net
Patents	$218,209	$14,006	$204,203

	2007 Cost	Accumulated Amortization	2007 Net
Patents	$243,853	$13,415	$230,438

Decrease in 2008 cost was solely due to currency conversion.  2008 cost in Canadian dollars - $264,244 (2007 - $241, 737 in Canadian dollars).

Amount of depreciation for 2008: $3,444

Estimated depreciation expense over the next five years is as follows:

2009	$12,070
2010	12,070
2011	12,070
2012	12,070
2013	12,070

7.	Investments

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

11.	Comprehensive Income

	2008	2007
Net income (loss)	$473,166	$(923,227)
Other comprehensive income	(639,077)	263,287
Comprehensive income (loss)	$(165,911)	$(659,940)
Basic and diluted comprehensive loss per share	0.00	(0.05)

12.	Income Tax

The income tax expense (recovery) is compromised of the following:

	2008	2007
Current tax, Federal	$24,802	$-
Current tax, State	43,759
Current tax, Foreign	-	-
Current tax, total	$68,561	$-

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2008	2007
Income before taxes, domestic	$1,309,221	$(49,668)
Income before taxes, foreign	(836,054)	(873,559)
Income before taxes, total	$473,167	$(923,227)
Expense (recovery) for income taxes at statutory rate (34%)	$160,877	$(313,897)
Impact of lower statutory rates on foreign subsidiary	37,622
Permanent difference – stock based compensation	115,401	221,478
Miscellaneous	587	36,401
Valuation allowance	(245,926)	56,017
Income tax expense (recovery)	$68,561	$-

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

The Company's carried losses for income tax purposes are $3,034,495 (2007 - $3,423,849), which may be carried forward to apply against future income tax, expiring between 2010 and 2028.  The future tax benefit of these loss carry-forwards has been offset with a full $3,034,495 (2007 - $3,423,849) valuation allowance.  These losses expire as follows:

2010	$89,670
2014	375,953
2022	197,343
2025	153,345
2026	906,360
2027	692,746
2028	619,078

13.	Earnings (Loss) Per Share.

	Net income (loss)	Shares (denominator)	Per share amount
2008 Basic net income	$473,166	14,058,033	$0.03

2007 Basic net loss	$(923,227)	13,823,654	$(0.07)

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

Year ended December 31, 2008:

	EWCP	TPA	Total
Revenue	$1,203,333	$9,553,321	$10,756,654
Interest revenue	2,358	125	2,483
Interest expense	14,563	4,133	18,696
Depreciation and Amortization	46,155	401,676	447,831
Segment profit (loss)	(1,501,903)	1,975,069	473,166
Segment assets	2,975,588	2,906,635	5,882,223
Expenditures for segment assets	1,709,979	36,552	1,746,531

Year ended December 31, 2007:

	EWCP	TPA	Total
Revenue	$1,217,365	$6,214,425	$7,431,791
Interest revenue	3,142	907	4,049
Interest expense	7,412	3,193	10,605
Depreciation and Amortization	62,832	463,295	526,127
Segment profit (loss)	(1,868,458)	945,231	(923,227)
Segment assets	1,340,812	3,271,759	4,612,571
Expenditures for segment assets	1,004,938	33,204	1,038,142

Sales by territory are shown below:

	2008	2007
Canada	$229,000	$934,757
United States and abroad	10,527,654	6,497,034
Total	$10,756,654	$7,431,791

The Company’s long-lived assets are located in Canada and the United States as follows:

	2008	2007
Canada	$3,167,063	$1,331,166
United States	2,909,651	3,511,843
Total	$6,076,714	$4,843,009

Three customers accounted for $4,928,678 (46%) of sales made in the year (2007 - $3,544,123 or 48%).

18.	Commitments.

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

The following table shows the beneficial ownership of our common stock as of March 15 , 2009 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien 2614 Queenswood Dr. Victoria, BC Canada V8N 1X5	4,971,900	35.4%

Dr. Robert N. O’Brien 2614 Queenswood Dr. Victoria, BC Canada V8N 1X5	2,000,000	14.2%

John Bientjes #1-230 West 13th Street, North Vancouver, B.C. Canada V7M 1N7	35,000	0.2%

Dale Friend 3009 E. Kent Ave, Vancouver, BC Canada V5S 4P6	20,000	0.1%

Eric Hodges #110 - 4252 Commerce Circle Victoria, BC Canada V8Z 4M2	20,000	0.1%

All officers and directors as a group (5 persons)	7,046,900	50.0%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of December 31, 2008, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Daniel O’Brien	50,000	$3.00	November 26, 2009
	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011

Dr. Robert O’Brien	25,000	$3.00	November 26, 2009
	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011

John Bientjes	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013

Dale Friend	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012

Eric Hodges	5,000	$3.00	November 26, 2009
	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012

Item 13.	Certain Relationships and Related Transactions, Director Independence.

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

Flexible Solutions International, Inc.

Dated: June 24, 2009.	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien
Daniel B. O’Brien	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director	June 24, 2009

/s/ John H. Bientjes
John H. Bientjes	Director	June 24, 2009

/s/ Robert N. O’Brien
Robert N. O’Brien	Director	June 24, 2009

/s/ Dale Friend
Dale Friend	Director	June 24, 2009

/s/ Eric G. Hodges
Eric G. Hodges	Director	June 24, 2009