Form 10-Q
period 2009-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-08-13
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

615 Discovery St.
Victoria, British Columbia, Canada	V8T 5G4

(Address of Issuer’s Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class of Stock	No. Shares Outstanding	Date

Common	13,962,567	August 7, 2009

FORM 10-Q

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 2009
(U.S. Dollars)

	June 30, 2009 (Unaudited)	December 31, 2008

Assets
Current
Cash and cash equivalents	$1,761,132	$1,894,045
Accounts receivable	1,413,330	1,642,001
Inventory	3,078,602	3,591,112
Prepaid expenses	77,449	109,494

	6,330,513	7,236,617

Property, equipment and leaseholds	6,655,721	5,882,223
Patents	208,176	204,203
Long term deposits	22,904	32,713

	$13,217,314	$13,355,756

Liabilities
Current
Accounts payable and accrued liabilities	$409,889	$771,180

Long Term
Loans	1,818,566	1,546,836

	$2,228,455	$2,318,016
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,962,567 (2008: 14,062,567) common shares	14,063	14,063
Capital in excess of par value	16,313,462	16,259,614
Other comprehensive income	555	(244,788)
Deficit	(5,339,221)	(4,991,149)

Total Stockholders’ Equity	10,988,859	11,037,740

Total Liabilities and Stockholders’ Equity	$13,217,314	$13,355,756

Commitments, Contingencies and Subsequent Events (Notes 13, 14 & 15)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,

	2009	2008

Sales	$2,272,759	$2,922,616
Cost of sales	1,569,433	1,648,373

Gross profit	703,326	1,274,243

Operating expenses
Wages	373,562	322,029
Administrative salaries and benefits	93,980	80,885
Advertising and promotion	21,187	28,780
Investor relations and transfer agent fee	(28,737)	42,191
Office and miscellaneous	115,515	118,577
Insurance	22,840	53,049
Interest expense	16,304	(12,178)
Rent	61,732	67,268
Consulting	50,636	37,661
Professional fees	71,279	44,669
Travel	31,419	40,405
Telecommunications	7,648	9,728
Shipping	11,068	10,913
Research	9,831	47,821
Commissions	25,653	52,445
Bad debt expense (recovery)	(105)	362
Currency exchange	20,713	(16,682)
Utilities	13,645	235

	918,170	928,157

Income (loss) before other items and income tax	(214,844)	346,086
Other expenses	—	—
Interest income	—	1,537

Income (loss) before income tax	(214,844)	347,623

Net income (loss)	(214,844)	347,623

Net income (loss) per share (basic and diluted)	$(0.02)	$0.02

Weighted average number of common shares	13,994,435	14,057,567

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009 and 2008
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,

	2009	2008

Sales	$4,932,307	$6,421,089
Cost of sales	3,581,978	3,975,544

Gross profit	1,350,329	2,445,545

Operating expenses
Wages	680,152	605,755
Administrative salaries and benefits	182,411	172,110
Advertising and promotion	43,259	68,580
Investor relations and transfer agent fee	9,519	88,031
Office and miscellaneous	172,212	191,275
Insurance	75,743	102,535
Interest expense	27,689	1,963
Rent	121,351	135,110
Consulting	78,111	87,852
Professional fees	113,767	66,407
Travel	62,631	68,019
Telecommunications	14,431	18,929
Shipping	21,453	23,214
Research	12,725	67,782
Commissions	49,358	81,571
Bad debt expense (recovery)	(695)	482
Currency exchange	7,195	(23,464)
Loss on sale of equipment	—	29,048
Utilities	27,088	4,577

	1,778,400	1,789,776

Income (loss) before other items and income tax	(348,071)	655,769
Other expenses	—	—
Interest income	—	2,027

Income (loss) before income tax	(348,071)	657,796
Income tax (recovery)	—

Net income (loss)	(348,071)	657,796

Net income (loss) per share (basic and diluted)	$(0.02)	$0.05

Weighted average number of common shares	14,028,313	14,057,567

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,

	2009	2008

Operating activities

Net income (loss)	$(348,071)	$657,796
Stock compensation expense	133,854	165,399
Depreciation	201,544	227,864
Judgment from lawsuit	(80,000)	—
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	228,671	(1,151,149)
(Increase) Decrease in inventory	512,509	(552,894)
(Increase) Decrease in prepaid expenses	32,009	29,292
Increase (Decrease) in accounts payable	(361,290)	199,084
Increase (Decrease) in deferred revenue	—	(9,870)

Cash provided by (used in) operating activities	319,226	(434,478)

Investing activities
Long term deposits	9,809	3,134
Development of patents	(3,973)	6,150
Acquisition of property and equipment	(975,042)	(1,754,682)

Cash provided by (used in) investing activities	(969,206)	(1,735,398)

Financing activities
Loan	271,729	—

Cash provided by financing activities	271,729	—

Effect of exchange rate changes on cash	245,338	(78,018)

Inflow (outflow) of cash	(132,913)	(2,247,894)
Cash and cash equivalents, beginning	1,894,045	3,355,854

Cash and cash equivalents, ending	$1,761,132	$1,107,960

Supplemental disclosure of cash flow information:
Interest paid	$27,689	$1,963

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

1.       Basis of Presentation.

          These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2008 Annual Report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

          In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2009, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

          These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc., WaterSavr Global Solutions Inc., NanoDetect Technologies Inc. and Seahorse Systems Inc. All inter-company balances and transactions have been eliminated.

          The Company was incorporated May 12, 1998 in Nevada. The Company and its subsidiaries develop, manufactures and markets specialty chemicals which slow down the evaporation of water. The Company’s primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

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

          There was no goodwill or other intangible assets, except certain patents recorded at nil fair value, acquired as a result of the acquisition. The acquisition costs assigned to property and equipment include all direct costs incurred by the Company to purchase the Donlar assets. These costs include due diligence fees paid to outside parties investigating and identifying the assets, legal costs directly attributable to the purchase of the assets, plus applicable transfer taxes. These costs have been assigned to the individual assets based on their proportional fair values and will be amortized based on the rates associated with the related assets.

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

          (b)     Inventories and Cost of Sales

          The Company has three major classes of inventory: finished goods, work in progress, and raw materials and supplies. In all classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

          (e)     Impairment of Long-Lived Assets.

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

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
For the Period Ended June 30, 2009
(U.S. Dollars)

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
For the Period Ended June 30, 2009
(U.S. Dollars)

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

          (l)     Income (Loss) Per Share.

          Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted loss per share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the periods ended June 30, 2009 and 2008, all outstanding options were anti-dilutive.

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

          The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $693,873 (49%) as at June 30, 2009 (2008 - $1,428,166 or 65%).

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

          (o)     Contingencies

          Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

          If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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
For the Period Ended June 30, 2009
(U.S. Dollars)

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
For the Period Ended June 30, 2009
(U.S. Dollars)

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

3.	ACCOUNTS RECEIVABLE

	2009	2008

Accounts receivable	$1,423,247	$1,672,772
Allowances for doubtful accounts	(9,917)	(30,771)

	$1,413,330	$1,642,001

4.	INVENTORIES

	2009	2008

Completed goods	$1,799,238	$2,394,723
Works in progress	35,379	56,036
Raw materials	1,243,985	1,140,353

	$3,078,602	$3,591,112

5.	PROPERTY, PLANT & EQUIPMENT

	June 30, 2009

	Cost	Accumulated Depreciation	Net

Buildings	$4,064,014	$1,286,035	$2,777,979
Building Improvements	863,301	—	863,301
Computer hardware	78,331	54,686	23,645
Furniture and fixtures	24,352	13,457	10,895
Office equipment	19,856	14,728	5,128
Manufacturing equipment	3,890,709	1,496,203	2,394,506
Trailer	24,000	8,024	15,976

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

	2009 Cost	Accumulated Depreciation	2009 Net

Leasehold improvements	24,651	24,651	—
Technology	117,458	—	117,458
Trade show booth	7,471	6,176	1,295
Truck	10,223	2,837	7,386
Land	438,152	—	438,152

	$9,562,518	$2,906,797	$6,655,721

	December 31, 2008

	Cost	Accumulated Depreciation	Net

Buildings	$4,017,334	$1,187,408	$2,829,926
Building improvements	502,847	—	502,847
Computer hardware	78,121	50,962	27,159
Furniture and fixtures	19,884	11,875	8,009
Office equipment	29,396	21,262	8,134
Manufacturing equipment	3,335,089	1,402,423	1,932,666
Trailer	23,040	4,996	18,044
Leasehold improvements	23,665	19,378	4,287
Technology	112,759	—	112,759
Trade show booth	7,172	5,709	1,463
Truck	9,814	1,472	8,342
Land	428,587	—	428,587

	$8,587,708	$2,705,485	$5,882,223

          Amount of depreciation expense for the six months ended June 30, 2009: $201,544 (2008: $227,864)

          The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan:

Land	$239,059
Building	906,389
Building improvements	863,301
Manufacturing equipment	1,724,335
Trailer	15,977
Truck	7,386
Trade show booth	1,295
Technology	117,458

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

6.	PATENTS

Patents are amortized over their legal life of 17 years.

Of the patents costs listed below, $67,558 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	June 30, 2009

	Cost	Accumulated Amortization	Net

Patents	$228,016	$19,840	$208,176

	December 31, 2008

	Cost	Accumulated Amortization	Net

Patents	$218,209	$14,009	$204,203

          Amount of depreciation for six months ended June 30, 2009 - $5,069 (2008 - $1,747)

          Estimated depreciation expense over the next five years is as follows:

2009	$9,950
2010	9,950
2011	9,950
2012	9,950
2013	9,950

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

7.	LONG TERM DEPOSITS

          The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2009	2008

Long term deposits	$22,904	$32,713

8.	LONG TERM DEBT

          Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (AAFC). Eligible for up to $1,000,000 CDN, the Company has drawn $624,103 CDN ($536,604US) as of June 30, 2009. The loan is unsecured.

If the full amount is drawn, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

          Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (AFSC). Eligible for up to $2,000,000 Canadian funds, the Company has drawn $1,491,000 CDN ($1,281,962 US) as of June 30, 2009. The Company only has to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014. The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable, as collateral as well as signed a promissory note guaranteeing the amount of the loan.

9.	STOCK OPTIONS

          The Company adopted a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of the business activities. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

          The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

          The following table summarizes the Company’s stock option activity for the years ended December 31, 2007, 2008 and the period ended June 30, 2009:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93

Balance, December 31, 2007	1,912,440	$3.00 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74

Balance, December 31, 2008	1,910,700	$3.00 – 4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(63,000)	$3.92 – 4.55	$4.34

Balance, June 30, 2009	1,969,700	$2.25 - $3.60	$3.28

          The fair value of each option grant is calculated using the following weighted average assumptions:

	2009	2008

Expected life – years	5.0	5.0
Interest rate	1.14%	2.27%
Volatility	65%	99%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.00	$1.15

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

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

          During the six months ended June 30, 2009 the Company granted 61,000 options to consultants that resulted in $30,872 in expenses this quarter. During the same period, 61,000 options were granted to employees, resulting in $30,872 in expenses this quarter. No stock options were exercised during this period.

10.	WARRANTS

          On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement of up to 1,800,000 shares of its common stock. The investors collectively purchased 900,000 shares of the Company’s common stock at a per share purchase price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company’s common stock. The warrants expire on July 31, 2009 and are exercisable at a price of $4.50 per share.

          On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement. An investor purchased 87,400 shares of the Company’s common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company’s common stock. The warrant expires on July 31, 2009 and is immediately exercisable at a price of $4.50 per share.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

          The following table summarizes the Company’s warrant option activity for the three years ended December 30, 2007 (no subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2004	—	—	—
Granted	987,400	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2005	987,400	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 30, 2007	1,477,440	$4.50	$4.50

11.	CAPITAL STOCK.

The Company did not issue any shares of its common stock during the six months ended June 30, 2009. The Company cancelled 100,000 shares during the six months ended June 30, 2009. See Note 14.

12.	SEGMENTED, SIGNIFICANT CUSTOMER INFORMATIONAND ECONOMIC DEPENDENCY.

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
For the Period Ended June 30, 2009
(U.S. Dollars)

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

          Six months ended June 30, 2009:

	EWCP	BPCA	Total

Revenue	$513,083	$4,419,224	$4,932,307
Interest revenue	—	—	—
Interest expense	26,477	1,212	27,689
Depreciation and amortization	27,176	174,368	201,544
Segment profit (loss)	(596,886)	278,815	(348,071)
Segment assets	4,109,503	2,754,394	6,863,897
Expenditures for segment assets	956,888	22,127	979,015

          Six months ended June 30, 2008:

	EWCP	BPCA	Total

Revenue	$792,640	$5,628,449	$6,421,089
Interest revenue	1,318	709	2,027
Interest expense	382	1,581	1,963
Depreciation and amortization	27,208	200,656	227,864
Segment profit (loss)	(641,006)	1,298,802	657,796
Segment assets	2,582,140	3,105,231	5,687,371
Expenditures for segment assets	1,720,270	34,128	1,754,398

          The sales generated in the United States and Canada are as follows:

	2009	2008

Canada	$221,016	$187,983
United States and abroad	4,711,291	6,233,106

Total	$4,932,307	$6,421,089

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

          The Company’s long-lived assets are located in Canada and the United States as follows:

	2009	2008

Canada	$4,109,503	$3,176,775
United States	2,754,394	2,909,651

Total	$6,863,897	$6,086,426

          Three customers account for $2,693,620 (55%) of sales made in the period (2008 - $3,158,923 or 49%).

13.	COMMITMENTS.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $92,760 over the term of four leases, the last expiring on December 31, 2011.

          Commitments in each of the next five years are approximately as follows:

2009	$63,840
2010	14,460
2011	14,460
2012	—
2013	—

14.	CONTINGENCIES.

          On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of the Company’s common stock and the repayment of a $25,000 loan, which were provided to defendants for investment banking services consisting of securing a $5 million loan and a $25 million stock offering. Such services were not performed and in the proceeding the Company seeks return of such shares after defendant’s failure to both return the shares voluntarily and repay the note. On May 7, 2003, the Company obtained an injunction freezing the transfer of the shares. On May 24, 2004, there was a hearing on defendant’s motion to set aside the injunction, which motion was denied by the trial court on May 29, 2004. On the date of issuance, the share transaction was recorded as shares issued for services at fair market value, a value of $0.80 per share. On April 30, 2009 the Supreme Court of British Columbia ruled in favor of Flexible Solutions International Inc. and ordered that Equity Trust S.A. return the 100,000 shares and the

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2009
(U.S. Dollars)

loan with interest ($30,514US). The Company has reversed the expense recorded for the shares in this quarter.

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

15.	SUBSEQUENT EVENTS.

          The Company has since signed a lease renewal for the office in Victoria, BC Canada through to July 2014.

16.	COMPARATIVE FIGURES.

          Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

          The Company develops, manufactures and markets specialty chemicals that slow the evaporation of water. The Company also manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries.

Results of Operations

          The Company has two product lines:

Energy and Water Conservation products. The Company’s HEAT$AVR® product is used in swimming pools and spas. The product forms a thin, transparent layer on the water’s surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water. WATER$AVR®, a modified version of HEAT$AVR®, can be used in reservoirs, potable water storage tanks, livestock watering ponds, canals, and irrigation ditches.

BCPA products. The second product TPA’s (i.e. thermal polyaspartate biopolymers) are biodegradable polymers is used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in the Company’s Statement of Operations for the periods presented are discussed below:

Six Months Ended June 30, 2009

Item	Increase (I) or Decrease (D)	Reason

Sales
BCPA products	D	Reduced demand in the detergent sector and lower oil extraction levels.

Gross Profit	D	Lower sales.

Wages	I	Increase of employees and annual wage increases.

Investor relations and transfer agent fees	D	One time reversal of $80,000 as shares were cancelled by the Supreme Court of British Columbia as per Note 14 to the Financials.

Office and Miscellaneous	D	Reduced purchasing to retain cash.

Insurance	D	Credit allocated from overpayment in three previous quarters.

Interest expense	I	Interest payments on the Agriculture Financial Services Corp loan did not start until the fall of 2008.

Professional fees	I	The yearend audit fee has been allocated to each fiscal quarter rather than expensing the audit expenses in the fourth quarter.

Research	D	Decreased as one line of inquiry was completed and new projects were identified.

Commissions	D	Decreased sales.

Loss on sale of equipment	D	One time sale which occurred in the prior period. No equipment was sold during the current six- month period.

Utilities	I	Increased research and development energy use at the Taber facility.

Quarter Ended June 30, 2009

Item	Increase (I) or Decrease (D)	Reason

Sales
BWCP products	D	Reduced demand in the detergent sector and lower oil extraction levels.

Gross Profit	D	Lower sales.

Wages	I	Increase of employees and annual wage increases.

Professional fees	I	The year-end audit fee has been allocated to each fiscal quarter rather than expensing the audit fee in the fourth quarter.

Commissions	D	Decreased sales.

Utilities	I	Increased research and development energy use at the Taber facility.

Capital Resources and Liquidity

          The sources and uses of funds are directly obtainable from the Consolidated Statement of Cash Flows included as part of the financial statements filed with this report.

          The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2009 working capital was $5,920,624 (2008 - $5,725,514) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $92,760 over the term of four leases, the last expiring on December 31, 2011.

          Commitments in each of the next five years are approximately as follows:

2009	$63,840
2010	14,460
2011	14,460
2012	—
2013	—

          See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

Item 4T.	CONTROLS AND PROCEDURES

Our Principal Executive and Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information is adequately disclosed.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

PART II	OTHER INFORMATION

Item 6.	Exhibits.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed with this report.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2009

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	President and Chief Executive Officer

By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	Chief Financial and Accounting Officer