Form 10-Q
period 2009-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2009-11-12
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class of Stock	No. Shares Outstanding	Date

Common	13,962,567	November 6, 2009

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a) Unaudited Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

(b) Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008.

(c) Unaudited Consolidated Statements of Operations for the Nine Months Ended September 30, 2009 and 2008.

(d) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008.

(e) Notes to Unaudited Consolidated Financial Statements for the Period Ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Item 4T.	Controls and Procedures.

PART II.	OTHER INFORMATION

Item 6.	Exhibits.

SIGNATURES

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At September 30, 2009
(U.S. Dollars)

	September 30, 2009 (Unaudited)	December 31, 2008

Assets

Current
Cash and cash equivalents	$1,909,899	$1,894,045
Accounts receivable	1,680,252	1,642,001
Inventory	2,523,355	3,591,112
Prepaid expenses	135,766	109,494

	6,249,272	7 ,236,617

Property, plant and equipment	7,150,023	5,882,223
Patents	223,239	204,203
Long term deposits	18,802	32,713

	$13,641,336	$13,355,756

Liabilities

Current
Accounts payable and accrued liabilities	$525,008	$771,180
Current portion of long term loan	116,050	—

	641,058
Long Term
Loans	1,859,456	1,546,836

	$2,500,514	$2,318,016
Stockholders’ Equity

Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each 1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,962,567 (2008: 14,062,567) common shares	13,963	14,063
Capital in excess of par value	16,378,582	16,259,614
Other comprehensive income	249,180	(244,788)
Deficit	(5,500,903)	(4,991,149)

Total Stockholders’ Equity	11,140,822	11,037,740

Total Liabilities and Stockholders’ Equity	$13,641,336	$13,355,756

Commitments and Contingencies (Notes 13 and 14)

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009 and 2008
(U.S. Dollars — Unaudited)

	Three Months Ended September 30,

	2009	2008

Sales	$2,448,994	$2,097,351
Cost of sales	1,476,046	1,111,547

Gross profit	972,948	985,804

Operating expenses
Wages	343,656	330,657
Administrative salaries and benefits	107,627	99,162
Advertising and promotion	6,576	13,612
Investor relations and transfer agent fee	29,874	24,238
Office and miscellaneous	159,854	138,957
Insurance	49,026	59,675
Interest expense	19,741	1,445
Rent	65,859	66,517
Consulting	42,565	53,645
Professional fees	58,152	28,000
Travel	34,807	23,179
Telecommunications	9,319	7,929
Shipping	11,672	6,412
Research	8,300	7,219
Commissions	8,510	20,899
Currency exchange	91,147	(40,072)
Utilities	16,762	279

	1,063,447	841,753

Income (loss) before other items and income tax	(90,499)	144,051
Interest income	—	378

Income (loss) before income tax	(90,499)	144,429
Income tax	71,183	—

Net income (loss)	(161,682)	144,429

Net income (loss) per share (basic and diluted)	$(0.01)	$0.01

Weighted average number of common shares	13,962,567	14,057,567

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September30, 2009 and 2008
(U.S. Dollars — Unaudited)

	Nine Months Ended September30,

	2009	2008

Sales	$7,381,301	$8,518,441
Cost of sales	5,058,024	5,087,051

Gross profit	2,323,277	3,431,390

Operating expenses
Wages	1,023,809	936,412
Administrative salaries and benefits	290,038	271,272
Advertising and promotion	49,835	82,193
Investor relations and transfer agent fee	39,393	112,269
Office and miscellaneous	332,066	330,232
Insurance	124,769	162,210
Interest expense	47,431	3,407
Rent	187,211	201,627
Consulting	120,676	141,498
Professional fees	171,919	94,407
Travel	97,438	91,197
Telecommunications	23,749	26,858
Shipping	33,125	29,626
Research	21,025	75,001
Commissions	57,867	102,470
Bad debt expense (recovery)	(695)	482
Currency exchange	98,342	(63,496)
Loss on sale of equipment	—	29,048
Utilities	43,850	4,856

	2,761,848	2,631,569

Income (loss) before other items and income tax	(438,571)	799,821
Interest income	—	2,405

Income (loss) before income tax	(438,571)	802,226
Income tax (recovery)	71,183	—

Net income (loss)	(509,754)	802,226

Net income (loss) per share (basic and diluted)	$(0.04)	$0.06

Weighted average number of common shares	14,028,313	14,057,567

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,

	2009	2008

Operating activities
Net income (loss)	$(509,754)	$802,226
Stock compensation expense	198,875	248,097
Depreciation	301,595	341,433
Judgment from lawsuit	(80,000)
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(38,251)	(734,044)
(Increase) Decrease in inventory	1,067,756	(1,391,756)
(Increase) Decrease in prepaid expenses	(26,307)	13,722
Increase (Decrease) in accounts payable	(246,172)	76,131
Increase (Decrease) in deferred revenue	—	(9,870)

Cash provided by (used in) operating activities	667,742	(654,061)

Investing activities
Long term deposits	13,911	13,711
Development of patents	(19,036)	10,358
Acquisition of property and equipment	(1,569,395)	(2,223,788)

Cash provided by (used in) investing activities	(1,574,520)	(2,199,719)

Financing activities
Loan	428,670	359,947

Cash provided by financing activities	428,670	—

Effect of exchange rate changes on cash	493,962	(192,239)

Inflow (outflow) of cash	15,854	(2,686,072)
Cash and cash equivalents, beginning	1,894,045	3,355,854

Cash and cash equivalents, ending	$1,909,899	$669,782

Supplemental disclosure of cash flow information:
Interest paid	$47,431	$3,407

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
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

          In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2009, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

          These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”) and NanoChem Solutions Inc. All inter-company balances and transactions have been eliminated.

          The Company was incorporated May 12, 1998 in Nevada. The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow down the evaporation of water. The Company’s primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows down water loss due to evaporation. In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
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

          There was no goodwill or other intangible assets, except certain patents recorded at nil fair value, acquired as a result of the acquisition. The acquisition costs assigned to property and equipment include all direct costs incurred by the Company to purchase the Donlar assets. These costs included due diligence fees paid to outside parties investigating and identifying the assets, legal costs directly attributable to the purchase of the assets, plus applicable transfer taxes. These costs have been assigned to the individual assets based on their proportional fair values and will be amortized based on the rates associated with the related assets.

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
For the Period Ended September 30, 2009
(U.S. Dollars)

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
For the Period Ended September 30, 2009
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
For the Period Ended September 30, 2009
(U.S. Dollars)

(h)	Revenue Recognition.

                    Revenue from product sales is recognized at the time the product is shipped since title and risk of loss are transferred to the purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date there have been no such significant post-delivery obligations.

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
For the Period Ended September 30, 2009
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

          The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers total $1,172,819 (70%) as at September 30, 2009 (2008 - $961,931 or 61%).

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
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

Business Combinations

          In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company adopted SFAS 141R on July 1, 2009.

Non-Controlling Interests in Consolidated Financial Statements

          In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

interests of the non-controlling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company adopted SFAS 160 in July 2009. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company adopted SFAS 161 in July 2009. Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The Hierarchy of Generally Accepted Accounting Principles

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

Subsequent Events

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS 160 in July 2009. Management has evaluated the impact of the adoption of SFAS 165 and it has had no impact the Company’s results of operations, financial position or cash flows.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

Accounting for Transfers of Financial Assets

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”). SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability. SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company adopted SFAS 166 in July 1 2009. The Company has determined that the adoption of SFAS No. 166 will have no impact on its consolidated financial statements.

SFAS 167

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 will become effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect SFAS No. 167 to have a material impact on its financial statements.

FASB Accounting Standards Codification

          In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s financial statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

Accounting for Convertible Debt Instruments

          In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective July 1, 2009 and will be applied retroactively to all periods presented. Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3.	ACCOUNTS RECEIVABLE

	2009	2008

Accounts receivable	$1,690,798	$1,672,772
Allowances for doubtful accounts	(10,546)	(30,771)

	$1,680,252	$1,642,001

4.	INVENTORY

	2009	2008

Completed goods	$1,663,161	$2,394,723
Work in progress	45,104	56,036
Raw materials	815,090	1,140,353

	$2,523,355	$3,591,112

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

5.	PROPERTY, PLANT & EQUIPMENT

	September 30, 2009

	Cost	Accumulated Depreciation	Net

Buildings	$4,147,647	$1,335,553	$2,812,094
Building Improvements	964,352	—	964,352
Computer hardware	82,695	60,034	22,661
Furniture and fixtures	25,823	14,963	10,860
Office equipment	21,569	16,308	5,261
Manufacturing equipment	4,284,988	1,560,992	2,723,996
Trailer	26,072	10,248	15,824
Technology	127,595	—	127,595
Trade show booth	8,116	6,833	1,283
Truck	11,105	3,790	7,315
Land	458,782	—	458,782

	$10,158,744	$3,008,721	$7,150,023

	December 31, 2008

	Cost	Accumulated Depreciation	Net

Buildings	$4,017,334	$1,187,408	$2,829,926
Building improvements	502,847	—	502,847
Computer hardware	78,121	50,962	27,159
Furniture and fixtures	19,884	11,875	8,009
Office equipment	29,396	21,262	8,134
Manufacturing equipment	3,335,089	1,402,423	1,932,666
Trailer	23,040	4,996	18,044
Leasehold improvements	23,665	19,378	4,287
Technology	112,759	—	112,759
Trade show booth	7,172	5,709	1,463
Truck	9,814	1,472	8,342
Land	428,587	—	428,587

	$8,587,708	$2,705,485	$5,882,223

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

          Amount of depreciation expense for the nine months ended September 30, 2009: $301,595 (2008: $341,433)

          The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan (see Note 8):

Land	$259,689
Building	984,609
Building improvements	964,352
Manufacturing equipment	2,091,022
Trailer	15,824
Truck	7,316
Trade show booth	1,283
Technology	127,595

6.	PATENTS

          Patents are amortized over their legal life of 17 years.

          Patents with a cost of $73,388 are not subject to amortization as of September 30, 2009 since the patents are still in the process of being approved.

	September 30, 2009

	Cost	Accumulated Amortization	Net

Patents	$247,644	$24,405	$223,239

	December 31, 2008

	Cost	Accumulated Amortization	Net

Patents	$218,209	$14,009	$204,203

          Amount of depreciation for nine months ended September 30, 2009 - $8,995 (2008 - $2,051)

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

          Estimated depreciation expense over the next five years is as follows:

2009	$11,995
2010	11,995
2011	11,995
2012	11,995
2013	11,995

7.	LONG TERM DEPOSITS

          The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2009	2008

Long term deposits	$18,802	$32,713

8.	LONG TERM DEBT

          Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (AAFC). Eligible for up to $1,000,000 CDN, the Company has drawn $624,103 CDN ($582,912US) as of September 30, 2009. The loan is unsecured.

If the full amount is drawn, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

          Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (AFSC). Eligible for up to $2,000,000 Canadian funds, the Company has drawn $1,491,000 CDN ($1,392,594 US) as of September 30, 2009. The Company only has to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014. The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable, as collateral as well as signed a promissory note guaranteeing the amount of the loan.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

9.	STOCK OPTIONS

          The Company has a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promoting the success of its business activities. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years.

          The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

          The following table summarizes the Company’s stock option activity for the years ended December 31, 2007, 2008 and the period ended September 30, 2009:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2006	2,126,740	$1.40 - $4.60	$3.44
Granted	235,700	$1.50 - $3.60	$2.35
Exercised	(163,000)	$1.50 - $3.25	$1.77
Cancelled or expired	(287,000)	$3.00 - $4.40	$3.93

Balance, December 31, 2007	1,912,440	$3.00 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74

Balance, December 31, 2008	1,910,700	$3.00 – 4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(318,000)	$3.50 – 4.55	$3.67

Balance, September 30, 2009	1,714,700	$2.25 - $3.85	$3.24

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

          The fair value of each option grant is calculated using the following weighted average assumptions:

	2009	2008

Expected life – years	5.0	5.0
Interest rate	1.14%	2.27%
Volatility	65%	99%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.00	$1.15

          During the nine months ended September 30, 2009 the Company granted 61,000 options to consultants that resulted in $46,038 in expenses this quarter. During the same period, 61,000 options were granted to employees, resulting in $46,038 in expenses. Options granted in previous years resulted in additional expenses in the amount of $35,674 for consultants and $71,122 for employees during the nine months ended September 30, 2009. No stock options were exercised during this period.

          During the nine months ended September 30, 2008 the Company granted 46,000 options to consultants that resulted in $39,717 in expenses this period. During the same period, 37,000 options were granted to employees, resulting in $31,947 in expenses this period. An additional 120,000 options were granted to two key employees with special vesting requirements. Once the vesting requirements have been met, the Company will recognize the expense associated with these options. Options granted in previous years resulted in additional expenses in the amount of $61,275 for consultants and $115,158 for employees during the nine months ended September 30, 2008. No stock options were exercised during the period.

10.	WARRANTS

          On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement. The investors in this offering purchased 900,000 shares of the Company’s common stock at a per-share price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company’s common stock. The warrants expired on July 31, 2009 and were exercisable at a price of $4.50 per share.

          On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement. An investor purchased 87,400 shares of the Company’s common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company’s common stock. The warrants expired on July 31, 2009 and were exercisable at a price of $4.50 per share.

          In May 2007 the Company closed a $3,042,455 private placement with institutional investors. The Company sold 936,140 units at a price of $3.25 per unit. Each unit consisted of one share of common stock and one-half warrant with a three year term and an exercise price of

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

$4.50 per share. The Company also issued 21,970 warrants with the same terms for investment banking services related to this transaction.

          The following table summarizes the Company’s warrant activity for the three years ended December 30, 2009:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2006	987,400	$4.50	$4.50
Granted	490,040	$4.50	$4.50
Exercised	—	—	—
Cancelled	—	—	—

Balance, December 31, 2007	1,477,440	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Balance, December 31, 2008	1,477,440	$4.50	$4.50

Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	987,400	$4.50	$4.50
Balance, September 30, 2009	490,040	$4.50	$4.50

11.	CAPITAL STOCK.

          The Company did not issue any shares of its common stock during the nine months ended September 30, 2009. The Company cancelled 100,000 shares during the nine months ended September 30, 2009. See Note 14.

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
For the Period Ended September 30, 2009
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

          Nine months ended September 30, 2009:

	EWCP	BPCA	Total

Revenue	$686,811	$6,694,490	$7,381,301
Interest revenue	—	—	—
Interest expense	43,695	3,736	47,431
Depreciation and amortization	39,712	261,883	301,595
Segment profit (loss)	(1,130,656)	620,902	(509,754)
Segment assets	4,701,236	2,672,026	7,373,262
Expenditures for segment assets	1,564,173	24,258	1,588,431

          Nine months ended September 30, 2008:

	EWCP	BPCA	Total

Revenue	$980,431	$7,538,010	$8,518,441
Interest revenue	1,696	709	2,405
Interest expense	550	2,857	3,407
Depreciation and amortization	40,176	301,257	341,433
Segment profit (loss)	(1,027,410)	1,829,636	802,226
Segment assets	3,255,934	3,007,054	6,262,988
Expenditures for segment assets	2,187,236	36,552	2,223,788

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

          Sales by territory:

	2009	2008

Canada	$276,488	$226,632
United States and abroad	7,104,813	8,291,809

Total	$7,381,301	$8,518,441

          The Company’s long-lived assets are located in Canada and the United States as follows:

	2009	2008

Canada	$4,701,236	$3,176,775
United States	2,672,026	2,909,651

Total	$7,373,262	$6,086,426

          Three customers accounted for $4,559,009 (62%) of sales made in the nine months ended September 30, 2009 (2008 - $4,083,436 or 48%).

13.     COMMITMENTS.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $394,987 over the term of three leases, the last expiring on July 31, 2014.

          Commitments in each of the next five years are approximately as follows:

2010	85,776
2011	85,776
2012	70,839
2013	73,713
2014	44,380

14.     CONTINGENCIES.

          On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of the its common stock and the repayment of a $25,000 loan which were provided to the defendants for investment banking services. The services were not performed and in the proceedings the Company sought the return of the shares and the repayment of the loan. On the date of issuance, the transaction was recorded as shares issued for services at a fair market value of $0.80 per share. On April 30, 2009 the Supreme Court of British Columbia ruled in favor of the Company

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2009
(U.S. Dollars)

and ordered Equity Trust S.A. to return the 100,000 shares and repay the loan with interest ($30,514US). The Company has reversed the expense recorded for the shares in the nine months ended September 30, 2009.

          On July 23, 2004, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against Tatko Biotech Inc. (“Tatko”). The action arose from a Joint Product Development Agreement with Tatko in which the Company agreed to invest $10,000 toward the product development venture and granted to Tatko 100,000 shares of the Company’s restricted common stock. In return, Tatko granted the Company a five-year option to purchase 20% of Tatko’s outstanding capital stock. Tatko refused to collaborate on the agreement and the Company filed the lawsuit to have the court declare that Tatko was not entitled to the 100,000 shares of the Company’s common stock. On January 4, 2008, the lawsuit was dismissed pursuant to an agreement by Tatko to treat the Joint Product Development Agreement as void. As a result of the dismissal of the lawsuit and the agreement of the parties, the 100,000 shares of restricted stock will be returned or cancelled.

15.     SUBSEQUENT EVENTS.

          None.

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

Material changes in the Company’s Statement of Operations for the periods presented are discussed below:

Nine Months Ended September 30, 2009

Item	Increase (I) or Decrease (D)	Reason

Sales
BCPA products	D	Reduced demand in the detergent sector and lower oil extraction levels.

Gross Profit	D	Lower sales.

Wages	I	Increased number of employees and annual wage increases.

Investor relations and transfer agent fees	D	One time reversal of $80,000 as shares were cancelled by the Supreme Court of British Columbia as per Note 14 to the Financials.

Insurance	D	Credit allocated from overpayment in four previous quarters.

Interest expense	I	Interest payments on the Agriculture Financial Services Corp loan did not start until the fall of 2008.

Professional fees	I	The year end audit fee has been allocated to each fiscal quarter rather than expensing the audit expenses in the fourth quarter.

Research	D	Decreased as one project was completed and no new projects were identified.

Commissions	D	Decreased sales.

Loss on sale of equipment	D	One time sale which occurred in the prior period. No equipment was sold during the current nine- month period.

Utilities	I	Increased research and development energy use at the Company’s facility in Alberta.

Quarter Ended September 30, 2009

Item	Increase (I) or Decrease (D)	Reason

Sales
BWCP products	I	Return to traditional levels of ordinary sales along with some customers increasing their inventory levels.

Wages	I	Increase of employees and annual wage increases.

Admin salaries and benefits	I	Increase of employees and annual wage increases.

Office and misc	I	Various costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Interest expense	I	Interest payments on the Agriculture Financial Services Corp loan did not start until the fall of 2008.

Professional fees	I	The year-end audit fee has been allocated to each fiscal quarter rather than expensing the audit fee in the fourth quarter.

Commissions	D	Decreased sales.

Utilities	I	Increased research and development energy use at the Taber facility.

Capital Resources and Liquidity

          The Company’s sources and uses of funds are directly obtainable from the Consolidated Statement of Cash Flows included as part of the financial statements filed with this report.

          The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2009 working capital was $5,724,264 (2008 - $5,481,845) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $394,987 over the term of three leases, the last expiring on July 31, 2014.

          Commitments in each of the next five years are approximately as follows:

2010	85,776
2011	85,776
2012	70,839
2013	73,713
2014	44,380

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

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed above.

PART II	OTHER INFORMATION

Item 6. Exhibits.

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this report.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2009	FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

	By:	/s/ Daniel B. O’Brien

	Name:	Daniel B. O’Brien
	Title:	President, Chief Executive Officer and
Chief Financial and Accounting Officer