Form 10-K
period 2009-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2010-03-30
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1922863

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery Street
Victoria, British Columbia, Canada	V8T 5G4

(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (250) 477-9969
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes     ☒ No

-i-

As of June 30, 2009 the aggregate market value of the Company’s common stock held by non-affiliates was approximately $10,601,067 based on the closing price for shares of the Company’s common stock on the NYSE AMEX for that date.

As of March 15, 2010, the Company had 13,962,567 issued and outstanding shares of common stock.

Documents incorporated by reference: None

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire and disposition of any of our current business. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

-iii-

PART I

Item 1.	Description of Business

          We were incorporated as Flexible Solutions, Ltd., a British Columbia corporation on January 26, 1991. On May 12, 1998, we merged Flexible Solutions Ltd. into Flexible Solutions International, Inc., a Nevada corporation. In connection with this merger, we issued 7,000,000 shares of common stock to the former shareholders of Flexible Solutions Ltd. in exchange for all of the outstanding shares of Flexible Solutions Ltd.

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

          We operate through two wholly-owned subsidiaries: Flexible Solutions Ltd., and NanoChem Solutions Inc. Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

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

          Our TPA products face indirect competition from other chemicals in every market in which we are active. For purposes of oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect. For crop enhancement, increased fertilizer levels or reduced concentrations can serve as a substitute for TPAs. In irrigation scale control, acid washes are our prime competitor. In detergent, poly-acrylic acid is most often used due to price advantage. Notwithstanding the above, we believe our competitive advantages include:

•	Biodegradability compared to competing oil field chemicals;

•	Cost-effectiveness for crop enhancement compared to increased fertilizer use;

•	Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale markets; and

•	Biodegradability compared to poly-acrylic acid for detergents.

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

Research and Development

          We spent $30,078 for the year ended December 31, 2009 and $80,381 for the year ended December 31, 2008 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

          As of December 31, 2009 we had 33 employees, including one officer, twelve sales and customer support personnel, and twenty manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

          We have experienced operating losses and negative cash flow from operations and we currently have an accumulated deficit. If our revenues do not increase, our results of operations and liquidity will be materially adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not be profitable. Even if we become profitable in the future, we may not remain profitable.

          Fluctuations in our operating results may cause our stock price to decline.

          Given the nature of the markets in which we operate, we cannot reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our common stock include:

•	demand for and market acceptance of our products;

•	competitive pressures resulting in lower selling prices;

•	adverse changes in the level of economic activity in regions in which we do business;

•	adverse changes in the oil and gas industry on which we are particularly dependent;

•	changes in the portions of our revenue represented by various products and customers;

•	delays or problems in the introduction of new products;

•	the announcement or introduction of new products, services or technological innovations by our competitors;

•	variations in our product mix;

•	the timing and amount of our expenditures in anticipation of future sales;

•	increased costs of raw materials or supplies; and

•	changes in the volume or timing of product orders.

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

          The marketing efforts of our WATER$AVR® product may result in continued losses. We introduced our WATER$AVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $200,000 on the marketing and production of our WATER$AVR® product in fiscal 2010.

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

          Revenues from shipments made outside of the United States accounted for approximately 83% of our revenues in the year ended December 31, 2009, 79% in the year ended December 31, 2008 and 79% in the year ended December 31, 2007. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

          Our business would be adversely affected if the services of Daniel B. O’Brien ceased to be available to us because we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry. If Mr. O’Brien no longer served as our President and Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain qualified employees, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

          We lease 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $5,972 per month, effective through to June 2014, as well as 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $6,548 per month with a year to year lease. We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada. Our building in Taber will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs. Aspartic acid made in Taber will be shipped to Illinois for finishing as well as for manufacturing our swimming pool products. Our former manufacturing location in Calgary, AB, Canada was sublet through until the end of the lease, September 2009. Our former sales office in Richmond, BC, Canada has been sublet through the end of the lease pertaining to this location.

Item 3.	Legal Proceedings.

          None.

Item 4.	Submission of Matters to a Vote of Security Holders.

          The annual meeting of our shareholders was held on December 28, 2009. At the meeting the following persons were re-elected as directors for the upcoming year:

Name	Votes For	Votes Against	Votes Abstained	Broker Non-Votes

Daniel O’Brien	6,459,900	0	0	0
Dr. Robert O’Brien	6,459,900	0	0	0
John H. Bientjes	6,459,900	0	0	0
Dale Friend	6,459,900	0	0	0
Eric Hodges	6,459,900	0	0	0

          At the meeting, the following were presented to the shareholders:

          1) a proposal to ratify an option granted to John Bientjes which allows Mr. Bientjes to purchase 5,000 shares of our common stock at a price of $2.25 per share at any time after December 31, 2009 and on or before January 1, 2014;

          2) a proposal to ratify an option granted to Dale Friend which allows Mr. Friend to purchase 5,000 shares of our common stock at a price of $2.25 per share at any time after December 31, 2009 and on or before January 1, 2014;

          3) a proposal to ratify an option granted to Eric Hodges which allows Mr. Hodges to purchase 5,000 shares of our common stock at a price of $2.25 per share at any time after December 31, 2009 and on or before January 1, 2014;

          4) a proposal to ratify the selection of Cinnamon Jang Willoughby & Company as our independent registered public accountants for the year ending December 31, 2009.

          The following is a tabulation of the votes cast with respect to these proposals:

Proposal	Votes For	Votes Against	Votes Abstained	Broker Non-Votes

1	6,459,900	0	0	0
2	6,459,900	0	0	0
3	6,459,900	0	0	0
4	6,459,900	0	0	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

          Our common stock is traded on the NYSE AMEX under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2009	First Quarter	$1.89	$1.01
	Second Quarter	1.42	.98
	Third Quarter	1.80	1.20
	Fourth Quarter	2.47	1.61

		High	Low

Year Ended December 31, 2008	First Quarter	$2.40	$1.30
	Second Quarter	2.84	2.00
	Third Quarter	2.50	1.40
	Fourth Quarter	2.29	0.95

          As of December 31, 2009 we had approximately 1,700 shareholders.

          Our common stock also trades on the Frankfurt stock exchange under the symbol “FXT.”

          We have not paid any dividends on our common stock and it is not anticipated that any dividends will be paid in the foreseeable future. Our board of directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

          During the year ended December 31, 2009 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchase in the open market. None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the year ended December 31, 2009.

          As of March 15, 2010 we had 13,962,567 outstanding shares of common stock. The following table lists additional shares of our common stock which may be issued as of March 15, 2010:

	Number Of Shares	Note Reference

Shares issuable upon the exercise of warrants held by private investors	490,040	A

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,546,700	B

A.          In 2007, we sold shares of our common stock in private transactions. In some cases warrants were issued as part of the financings. In connection with these private offerings we paid commissions to sales agents and also issued warrants which allow the sales agents to collectively purchase 21,970 shares of our common stock. Information concerning these warrants is shown below.

Shares Issuable Upon Exercise Of Warrants		Issue Date	Exercise Price (1)	Expiration Date (1)

21,970	(2)	5/03/07	$3.00	12/31/10
468,070		5/03/07	$3.00	12/31/10

(1)	In February 2010, we lowered the exercise price of the warrants issued in 2007 to $3.00 per share and extended the expiration date of these warrants to December 31, 2010.

(2)	Sales agent warrants.

B.          Options are exercisable at prices ranging from $2.25 to $3.85 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

          Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

We have two product lines.

          The first is a chemical (“EWCP”) used in swimming pools and spas. The product forms a thin, transparent layer on the water’s surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time thereby reducing the energy required to maintain the desired temperature of the water. A modified version of EWCP can also be used in reservoirs, potable water storage tanks, livestock watering pods, canals, and irrigation ditches for the purpose of reducing evaporation.

          The second product, biodegradable polymers (“TPAs”), is used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. TPAs can also be used to increase biodegradability in detergents and in the agriculture industry to increase crop yields by enhancing fertilizer uptake.

          Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2009

Item	Increase (I) or Decrease (D)	Reason

Sales - EWCP	D	Declining economic climate in major markets.

TPAs	D	Reduced demand in the detergent sector and lower oil extraction levels.

Gross profit	D	Declining sales.

Wages	I	Annual wage increases.

Administrative salaries and benefits	I	Annual wage increases.

Advertising and promotion	D	Selective spending.

Investor relations and transfer agent fee	D	One time reversal of $80,000 as shares were cancelled. See Note 18 to the Financial Statements which are included as part of this report for more information.

Office and miscellaneous	I	Costs associated with the renovation of the new facility in Alberta, Canada. Once the facility is operational, these costs will be included in cost of sales.

Interest expense	I	Interest on AFSC loan for Taber, AB facility originated in 2009.

Consulting	D	More efficient allocation of staff resulted in a decrease in consulting expenses.

Commission	D	Decrease in sales.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2009 were:

Cash provided by operations	$788,313
Patent development	(751)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(1,275,719)
Loans	462,155
Exchange rate changes	231,626
Other	26,481

Our material sources and <uses> of cash during the year ended December 31, 2008 were:

Cash (used by) operations	$(286,167)
Patent (used) development	(21,113)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(1,491,208)
Loan repayments	(633,472)
Loans	1,683,815
Exchange rate changes	(726,402)
Other	12,738
Cash on hand 1/1/08	1,461,809

          We are committed to minimum rental payments for property and premises aggregating approximately $440,550 over the term of three leases, the last expiring on July 31, 2014.

          Commitments in each of the next five years are as follows:

2010	$159,639
2011	$87,611
2012	$72,478
2013	$75,417
2014	$45,406

          Other than as disclosed above, we do not anticipate any capital requirements for the twelve months ending December 31, 2010.

          We do not have any commitments or arrangements from any person to provide us with any additional capital.

          See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies.

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

Recent Accounting Pronouncements

Business Combinations

          In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. We adopted SFAS 141R on July 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

          In December 2007, the FASB issued SFAS No. 160, “No Controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the no controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009. Adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities (SFAS 161)

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009. Adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants’ (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective as of November 15, 2008. We evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Subsequent Events (SFAS 165)

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. We adopted SFAS 160 on January 1, 2009. The adoption of SFAS 165 is not expected to have any impact on our results of operations, financial position or cash flows.

Accounting for Transfers of Financial Assets—an amendment of FASB Statement (SFAS 166)

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”). SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability. SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. We adopted SFAS 166 on January 1, 2010.

The adoption of SFAS No. 166 is not expected to have any impact on our consolidated financial statements.

Amendments to FASB Interpretation No. 46(R) (SFAS 167)

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 becomes effective for our fiscal 2010 year-end and interim reporting periods thereafter. We do not expect SFAS No. 167 to have a material impact on our financial statements.

FASB Accounting Standards Codification (SFAS 168)

          In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. We are currently evaluating the impact of the adoption of SFAS 168 but do not expect the adoption of SFAS 168 to impact our results of operations, financial position or cash flows.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (APB 141)

          In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for our fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented. Adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Note applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

          We have audited the consolidated balance sheets of Flexible Solutions International, Inc. (the “Company”) as of December 31, 2009 and 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

MEYERS NORRIS PENNY LLP

Vancouver, Canada
March 26, 2010

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS 2300 – 1055 DUNSMUIR STREET VANCOUVER, BC V7X 1J1 PH. (604) 685-8408 FAX (604) 685-8594 www.mnp.ca

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheet
December 31, 2009 and 2008
(U.S. Dollars)

	December 31, 2009	December 31, 2008

Assets

Current
Cash and cash equivalents	$2,126,150	$1,894,045
Accounts receivable (see Note 3)	1,544,364	1,642,001
Inventories (see Note 4)	2,796,307	3,591,112
Prepaid expenses	121,353	109,459

	6,588,174	7,236,617

Property, equipment and leaseholds, net (see Note 5)	7,314,926	5,882,223
Patents (see Note 6)	224,505	204,203
Long term deposits (see Note 7)	7,499	32,713
Deferred tax asset (see Note 11)	119,000	—

Total Assets	$14,254,104	$13,355,756

Liabilities

Current
Accounts payable and accrued liabilities	$597,307	$771,180
Income taxes payable	304,000	—
Current portion of long term debt (see Note 8)	74,146	—

	975,453	771,180
Long term debt (see Note 8)	2,211,168	1,546,836

	3,186,621	2,318,016

Stockholders’ Equity

Capital stock (see Note 15)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,962,567 (2008: 14,062,567) common shares	13,963	14,063
Capital in excess of par value	16,456,903	16,259,614
Other comprehensive income (see Note 10)	331,208	(244,788)
Accumulated Deficit	(5,734,591)	(4,991,149)

Total Stockholders’ Equity	11,067,483	11,037,740

Total Liabilities and Stockholders’ Equity	$14,254,104	$13,355,756

Commitments, Contingencies and Subsequent events	(See Notes 17, 18 & 19)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008
(U.S. Dollars)

	Years Ended December 31,
	2009	2008

Sales	$9,783,496	$10,756,654
Cost of sales	6,502,446	6,719,114

Gross profit	3,281,050	4,037,540

Operating Expenses
Wages	1,381,183	1,270,309
Administrative salaries and benefits	391,519	343,352
Advertising and promotion	71,170	101,821
Investor relations and transfer agent fee	154,883	161,040
Office and miscellaneous	457,578	390,416
Insurance	171,638	218,626
Interest expense	66,068	18,696
Rent	230,531	261,430
Consulting	162,900	200,066
Professional fees	252,159	216,566
Travel	133,732	137,218
Telecommunications	32,526	34,042
Shipping	41,427	37,531
Research	30,078	80,381
Commissions	74,156	120,229
Bad debt expense (recovery)	(695)	3,393
Currency exchange (gain)	117,479	(68,939)
Utilities	60,176	11,631
Loss on sale of equipment	—	29,048

Total operating expenses	3,828,508	3,556,857

Operating income (loss)	(547,458)	470,683
Interest income	—	2,483
Gain on settlement of lawsuit	80,000	—

Income (loss) before income tax	(467,458)	473,166
Deferred income tax (recovery)	(119,000)	—
Income tax	394,983	68,561

Income (loss) for the year	$(743,441)	$404,605

Net income (loss) per share (basic and diluted)	$(0.05)	$0.03

Weighted average number of common shares (basic and diluted)	14,020,375	14,058,033

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31, 2009 and 2008
(U.S. Dollars)

	Years Ended December 31,
	2009	2008

Operating activities
Net income (loss)	$(743,441)	$404,605
Adjustments to reconcile net loss to net cash:
Stock compensation expense	277,202	339,416
Shares issued for services	—	5,900
Depreciation	402,115	447,831
Write down of inventory	—	41,440
Loss on sale of equipment	—	29,048
Gain on settlement of lawsuit	(80,000)	—
Deferred income tax	(119,000)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	137,270	(651,757)
(Increase) Decrease in inventories	759,643	(1,322,022)
(Increase) Decrease in prepaid expenses	(7,062)	(3,730)
Increase (Decrease) in accounts payable	(142,414)	432,280
Increase (Decrease) in taxes payable	304,000	—
Increase (Decrease) deferred revenue	—	(9,178)

Cash provided by (used in) operating activities	788,313	(286,167)

Investing activities
(Increase) Decrease in long term deposits	26,481	12,738
(Increase) Decrease in development of patents	(751)	(21,113)
(Increase) Decrease in acquisition of equipment	(1,275,719)	(1,491,208)

Cash provided by (used in) investing activities	(1,249,989)	(1,499,583)

Financing activities
Mortgage repayment	—	(633,472)
Proceeds from loan	462,155	1,683,815

Cash provided by financing activities	462,155	1,050,343

Effect of exchange rate changes on cash	231,626	(726,402)

Inflow (outflow) of cash	232,105	(1,461,809)
Cash and cash equivalents, beginning	1,894,045	3,355,854

Cash and cash equivalents, ending	$2,126,150	$1,894,045

Supplemental disclosure of cash flow information:
Income taxes to be paid	394,983	68,561
Interest paid	66,068	18,696

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008
(U.S. Dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance December 31, 2007	14,057,567	$14,058	$15,914,303	$(5,395,754)	$394,289	$10,926,895

Translation adjustment	—	—	—	—	(639,077)	(639,077)
Net income	—	—	—	404,605	—	404,605

Comprehensive income	—	—	—	—	—	(234,472)

Shares issued:
Issue of stock for services	5,000	5	5,895	—	—	5,900
Stock option compensation	—	—	339,416	—	—	339,416

Balance December 31, 2008	14,062,567	$14,063	$16,259,614	$(4,991,149)	$(244,788)	$11,037,740

Translation adjustment	—	—	—	—	575,990	575,990
Net loss	—	—	—	(743,441)	—	(743,441)

Comprehensive income	—	—	—	—	—	(167,451)

Shares issued:
Cancellation of stock	(100,000)	(100)	(79,900)	—	—	(80,000)
Stock option compensation	—	—	277,195	—	—	277,195

Balance December 31, 2009	13,962,567	$13,963	$16,456,909	$(5,734,590)	$331,202	$11,067,483

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
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

          The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

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

          Costs capitalized on self-constructed assets classified as plant under construction, include contracted costs and supplies, but do not capitalize interest costs. The Company does not commence depreciating its plant under construction until it becomes operational.

(e)	Impairment of Long-Lived Assets.

          In accordance with FASB Codification Topic 360, “Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

(f)	Foreign Currency.

          The functional currency of one of the Company’s subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in stockholders’ equity.

          Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in operating income (loss) if realized during the year and in comprehensive income (loss) if they remain unrealized at the end of the year.

(g)	Revenue Recognition.

          Revenue from product sales is recognized at the time the product is shipped since title and risk of loss is transferred to the purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery to the carrier has occurred, the fee is fixed or determinable, collectibility is reasonably assured and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date there have been no such significant post-delivery obligations.

          Provisions are made at the time the related revenue is recognized for estimated product returns. Since the Company’s inception, product returns have been insignificant; therefore no provision has been established for estimated product returns.

(h)	Stock Issued in Exchange for Services.

          The Company’s common stock issued in exchange for services is valued at an estimated fair market value based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

(i)	Stock-based Compensation.

          The Company recognizes compensation expense for all share-based payments, in accordance with FASB Codification Topic 718, Compensation — Stock Compensation, (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

          Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

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

          The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, long term deposits and accounts payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

          The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

(n)	Fair Value of Financial Instruments

          In August 2009, an update was made to Fair Value Measurements and Disclosures — “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to the Company’s consolidated financial statements.

          Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs described below, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

•	Level 1 – Quoted prices in active markets for identical assets or liabilities

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

          The fair values of cash and cash equivalents, accounts receivable, long term deposits and accounts payable for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments. The fair values of long term debt approximate their carrying amounts as they bear market rates of interest.

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

          If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

          Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

(p)	Income Taxes

          Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Provisions for income taxes include amounts that are currently payable, plus changes in deferred income tax assets and liabilities. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

          The Company records a provision for estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions taken at the largest amount that is greater than 50% likely of being realized.

          No provision is made for additional taxes, which would arise if the retained earnings of subsidiaries were distributed, on the basis that it is not anticipated that such distribution will be made.

(q)	Risk Management

          The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,030,960 (67%) as at December 31, 2009 (2008 - $961,931 or 60%).

          The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions.

          The Company is not exposed to significant interest rate risk to the extent that the long term debt maintained from the foreign government agencies is subject to a fixed rate of interest.

          In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalent, accounts receivable, and accounts payable.

(r)	Recent Accounting Pronouncements

          In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangement (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.

          In June 2009, the FASB issued ASU No. 2009-1 to FASB Codification Topic 105, Generally Accepted Accounting Principles, based on SFAS No. 168, FASB Accounting Guidance Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162. This statement establishes that the FASB Codification becomes the single official source of authoritative U.S. GAAP superseding all non-SEC accounting and reporting standards and literature. Only one level of authoritative U.S. GAAP will exist and all other literature will be considered non-authoritative. The FASB Codification became effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the FASB Codification beginning in the fourth quarter of fiscal 2009. Given that the FASB Codification does not change U.S. GAAP, this statement had no impact on the Company’s consolidated financial condition or results of operations. Where possible, previously disclosed FASB references have been replaced with FASB Codification references.

          In June 2009, an update was made to ASC 810, Consolidation. This update amends previous guidance to require the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The update is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.

          In May 2009, the FASB issued guidance which is included in FASB Codification Topic 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through March 30, 2010 for appropriate accounting and disclosure in accordance with this standard.

          In April 2009, the FASB issued guidance which is included in FASB Codification Topic 320, Investments — Debt and Equity Securities, (ASC 320). ASC 320 amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The Company’s implementation of this standard on May 1, 2009 did not have a significant impact on its consolidated statements of operations and financial position.

3.	Accounts Receivable

	2009	2008

Accounts receivable	$1,536,005	$1,672,772
Allowances for doubtful accounts	(8,359)	(30,771)

	$1,544,364	$1,642,001

          The Company has pledged $231,676 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 8b)

4.	Inventories

	2009	2008

Completed goods	$1,670,485	$2,394,723
Works in progress	96,935	56,036
Raw materials	1,028,887	1,140,353

	$2,796,307	$3,591,112

5.	Property, Equipment and Leaseholds

	2009	Accumulated	2009
	Cost	Depreciation	Net

Buildings	$4,171,305	$1,385,381	$2,785,924
Building Improvements	1,003,156	—	1,003,156
Computer hardware	83,725	63,022	20,703
Furniture and fixtures	26,170	15,693	10,477
Office equipment	21,973	16,929	5,044
Manufacturing equipment	4,481,619	1,608,101	2,873,518
Trailer	26,560	12,000	14,560
Technology	129,985	—	129,985
Trade show booth	8,268	7,088	1,180
Truck	11,313	4,582	6,731
Land	463,648	—	463,648

	$10,427,722	$3,112,796	$7,314,926

	2008	Accumulated	2008
	Cost	Depreciation	Net

Buildings	$4,017,334	$1,187,408	$2,829,926
Building Improvements	502,847	—	502,847
Computer hardware	78,121	50,962	27,159
Furniture and fixtures	19,884	11,875	8,009
Office equipment	29,396	21,262	8,134
Manufacturing equipment	3,335,089	1,402,423	1,932,666
Trailer	23,040	4,996	18,044
Leasehold improvements	23,665	19,378	4,287
Technology	112,759	—	112,759
Trade show booth	7,172	5,709	1,463
Truck	9,814	1,472	8,342
Land	428,587	—	428,587

	$8,587,708	$2,705,485	$5,882,223

          Amount of depreciation expense for 2009: $402,115 (2008: $447,831)

          The following carrying amount of capital assets held by Flexible Solutions Ltd. has not been amortized as they are not available for commercial production purposes as of December 31, 2009:

	2009 Cost	2008 Cost

Building	$1,003,057	$870,125
Building improvements	1,003,156	502,847
Manufacturing equipment	2,184,058	1,105,572
Technology	129,985	112,759

	$4,320,256	$2,591,303

          The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan (see Note 8b):

Land	$264,555
Building	1,003,057
Building improvements	1,003,156
Manufacturing equipment	2,271,134
Trailer	14,561
Truck	6,731
Trade show booth	1,180
Technology	129,985

6.	Patents

          In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

          Of the patents costs listed below, $75,347 are not subject to amortization as at December 31, 2009, as the patents are still in the process of being approved.

	2009 Cost	Accumulated Amortization	2009 Net

Patents	$252,273	$27,768	$224,505

	2008 Cost	Accumulated Amortization	2008 Net

Patents	$218,209	$14,006	$204,203

          Increase in 2009 cost was mainly due to currency conversion. 2009 cost in Canadian dollars - $265,102 (2008 - $264,244 in Canadian dollars).

          Amount of depreciation for 2009: $13,762 (2008: $3,444).

          Estimated depreciation expense over the next five years is as follows:

2010	$11,475
2011	11,475
2012	11,475
2013	11,475
2014	11,475

7.	Long Term Deposits

          The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2009	2008

Long term deposits	$7,499	$32,713

8.	Long Term Debt

(a)           Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 Canadian funds, the Company had borrowed $910,801 in Canadian funds ($866,627) as of December 31, 2009, on an unsecured basis. If the full amount is drawn, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 Canadian funds, the Company had borrowed $1,491,000 in Canadian funds ($1,418,687 US) as of December 31, 2009. The Company is required to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014. The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

Continuity	2009	2008

Balance, January 1	$1,546,836	—
Add: Proceeds from long term debt	462,155	1,546,836

Effect of exchange rate	276,323	—

Balance, December 31	$2,285,314	$1,546,836

Outstanding balance at:	2009	2008

a) Long term debt - AAFC	$866,627	$316,165

a) Long term debt - AFSC	1,418,687	1,230,671

Long-term Debt	$2,285,314	$1,546,836
Less: current portion	(74,146)	—

	$2,211,168	$1,546,836

9.	Mortgage

          Pursuant to the acquisition of the plant and property in Taber, Alberta, the Company agreed to assume a mortgage of $651,298 ($645,167 CAD) to the vendor to satisfy the balance of the purchase price. The mortgage was paid in full in June 2008.

10.	Comprehensive Income

	2009	2008

Net income (loss)	$(743,441)	$404,605
Other comprehensive income	575,990	(639,077)
Comprehensive income (loss)	$(234,451)	$(234,472)
Basic and diluted comprehensive loss per share	(0.02)	(0.02)

11.	Income Tax

          The provision for taxes on invoice is compromised of the following:

	2009	2008

Current tax, federal	$281,225	$24,802

Current tax, state	113,758	43,759

Current tax, foreign	—	—

Current tax, total	394,983	68,561

Deferred income tax, federal	(119,000)	—

Deferred income tax, state	—	—

Deferred income tax, foreign	—	—

Deferred income tax, total	(119,000)	—

Total	$275,983	$68,561

          Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) for the following reasons:

	2009	2008

Income before taxes, domestic	$947,312	$1,309,221

Income before taxes, foreign	(1,414,771)	(836,054)

Income before taxes, total	$(467,459	$473,167)

Expense (recovery) for income taxes at statutory rate (34%)	$(173,745)	$160,877

Impact of lower statutory rates on foreign subsidiary	70,739	37,622

Permanent difference – stock based compensation	94,246	115,401

Permanent difference - research	7,696	—

Non-deductible expenses	5,877	—

Miscellaneous	315	587

Change in valuation allowance	270,856	(245,927)

Income tax expense (recovery)	$275,983	$68,560

          Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and deferred income tax liabilities are calculated at a 34% tax rate consisting of the following:

	2009	2008

Non-capital loss carry forwards	$1,244,644	$917,030
Property and equipment	35,235	(35,439)
Deferred tax asset on alternative minimum tax	—	8,433
Valuation allowance	(1,160,879)	(890,024)

Net deferred tax asset (liability)	$119,000	—

          The Company’s carried losses for income tax purposes are $4,297,876 (2008 - $3,034,495), which may be carried forward to apply against future income tax, expiring between 2010 and 2029. The future tax benefit of these loss carry-forwards has been offset with a full $4,297,876 (2008 - $3,034,495) valuation allowance. These losses expire as follows:

2010	$103,369
2014	433,389
2022	—
2025	5
2026	889,259
2027	798,580
2028	715,560
2029	1,351,714

12.	EARNINGS (LOSS) PER SHARE.

	Net income (loss)	Shares (denominator)	Earnings (loss) per share amount

2009 Basic net loss	$(743,441)	14,020,375	$(0.05)

2008 Basic net income	$404,605	14,058,033	$0.03

          Options to purchase 1,546,700 shares of the Company’s common stock at prices ranging from $2.25 to $3.85 per share were outstanding during the year ended December 31, 2009 (2008: options to purchase 1,910,700 shares of the Company’s common stock at prices ranging from $3.00 to $4.55 per share), but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock and were anti-dilutive. There were no preferred shares issued and outstanding for the years ended December 31, 2009 or 2008.

13.	STOCK OPTIONS.

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

          The following table summarizes the Company’s stock option activity for the years ended December 31, 2009 and 2008:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2007	1,912,440	$3.040 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74

Balance, December 31, 2008	1,910,700	$3.00 - $4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(486,000)	$3.00 - $4.55	$3.44

Balance, December 31, 2009	1,546,700	$2.25 – 3.85	$3.25

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

          The fair value of each option grant is calculated using the following weighted average assumptions:

	2009	2008

Expected life – years	5.0	5.0
Interest rate	1.14%	2.27%
Volatility	65%	99%
Dividend yield	—%	—%
Weighted average fair value of options granted	$1.01	$1.15

          During the year ended December 31, 2009, the Company granted 61,000 (2008 – 41,000) stock options to consultants and has applied FAS No. 123 using the Black-Scholes option-pricing model, which resulted in additional expenses of $61,384 (2008 - $47,199). During the year ended December 31, 2009, employees were granted 61,000 (2008 – 162,000) stock options, which resulted in additional expenses of $61,384 (2008 – $48,350). Options granted in previous years resulted in additional expenses in the amount of $59,597 for consultants and $94,830 for employees during the year ended December 31, 2009. No stock options were exercised during this period.

14.	WARRANTS

          On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement. The investors in this offering purchased 900,000 shares of the Company’s common stock at a per-share price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company’s common stock. The warrants originally had a 4 year term and were exercisable at a price of $4.50 per share.

          On June 8, 2005, the Company announced that it had raised an additional $327,750 pursuant to a private placement. An investor purchased 87,400 shares of the Company’s common stock at a per share price of $3.75, together with a warrant to purchase up to 87,400 additional shares of the Company’s common stock. The warrants originally had a 4 year term and were exercisable at a price of $4.50 per share.

          In February 2009, the Company amended the warrants to a per share stock price of $4.00 and extended the exercise term until July 31, 2009.

          In May 2007 the Company closed a $3,042,455 private placement with institutional investors. The Company sold 936,140 units at a price of $3.25 per unit. Each unit consisted of one share of common stock and one-half warrant with a three year term and an exercise price of $4.50 per share. The Company also issued 21,970 warrants with the same terms for investment banking services related to this transaction. See Note 19 for information concerning modifications to the terms of the warrants

          The following table summarizes the Company’s warrant activity for the three years ended December 30, 2009:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2007 and 2008	1,477,440	$4.50	$4.50

Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	987,400	$4.50	$4.50

Balance, December 31, 2009	490,040	$4.50	$4.50

15.	CAPITAL STOCK.

          During the year ended December 31, 2009, the Company did not issue any stock. The Company cancelled 100,000 shares during the year ended December 31, 2009 (see Note 18).

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

          Year ended December 31, 2009:

	EWCP	TPA	Total

Revenue	$852,079	$8,931,417	$9,783,496
Interest expense	61,383	4,685	66,068
Depreciation and amortization	51,714	350,401	402,115
Segment profit (loss)	(1,636,424)	892,983	(743,441)
Segment assets	4,718,733	2,596,193	7,314,926
Expenditures for segment assets	1,236,204	39,515	1,275,719

Year ended December 31, 2008:

	EWCP	TPA	Total

Revenue	$1,203,333	$9,553,321	$10,756,654
Interest revenue	2,358	125	2,483
Interest expense	14,563	4,133	18,696
Depreciation and Amortization	46,155	401,676	447,831
Segment profit (loss)	(1,501,903)	1,906,508	404,605
Segment assets	2,975,588	2,906,635	5,882,223
Expenditures for segment assets	1,709,979	36,552	1,746,531

Sales by territory are shown below:

	2009	2008

Canada	$309,502	$229,000
United States and abroad	9,473,994	10,527,654

Total	$9,783,496	$10,756,654

The Company’s long-lived assets are located in Canada and the United States as follows:

	2009	2008

Canada	$4,943,238	$3,167,063
United States	2,596,193	2,909,651

Total	$7,539,431	$6,076,714

          Three customers accounted for $6,277,651 (64%) of sales made in the year (2008 - $4,928,678 or 46%).

17.	COMMITMENTS.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $440,550 over the term of three leases, the last expiring on July 31, 2014.

          Future minimum lease payments in each of the next five years are as follows:

2010	$159,639
2011	$87,611
2012	$72,478
2013	$75,417
2014	$45,406

18.	Contingencies.

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

          On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of the its common stock and the repayment of a $25,000 loan which were provided to the defendants for investment banking services. The services were not performed and in the proceedings the Company sought the return of the shares and the repayment of the loan. On the date of issuance, the transaction was recorded as shares issued for services at a fair market value of $0.80 per share. On April 30, 2009 the Supreme Court of British Columbia ruled in favor of the Company and ordered Equity Trust S.A. to return the 100,000 shares and repay the loan with interest ($30,514US). The Company has reversed the expense recorded for the shares in the year ended December 31, 2009.

19.	Subsequent Events.

          Subsequent to the year ended December 31, 2009:

          On January 1, 2010, the Company issued 94,000 stock options to employees and 61,000 stock options to consultants. The strike price varies from $1.50 – 2.25 and all have a term of five years and a vesting date of December 31, 2010.

          In February 2010, the Company amended the terms of 490,040 warrants that were originally granted in May 2007. The price changed from $4.50 to $3.00 share and the warrants will now expire on December 31, 2010

21.	Comparative Figures

          Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          On January 4, 2010, Cinnamon Jang Willoughby & Company (“CJW”) resigned as our independent registered public accounting firm as CJW was merged with Meyers Norris Penny LLP, Chartered Accountants (“MNP”). Most of the professional staff of CJW continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On March 19, 2010, we, through and with the approval of our Board of Directors, engaged MNP as our independent registered public accounting firm.

          Prior to engaging MNP, we did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on our financial statements, and MNP did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

          The reports of CJW regarding our financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2009 and 2008, and during the period from December 31, 2009 through January 4, 2010 there were no disagreements with CJW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CJW would have caused it to make reference to such disagreement in its reports.

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

          As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report on internal control in this annual report.

Item 9B.	Other Information.

          None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	53	President, Director
John H. Bientjes	56	Director
Dr. Robert N. O’Brien	88	Director
Dale Friend	55	Director
Eric Hodges	60	Director

          Daniel B. O’Brien has served as our President and Chief Executive Officer, as well as a director since June 1998. He has been involved in the swimming pool industry since 1990, when he founded our subsidiary, Flexible Solutions Ltd. From 1990 to 1998 Mr. O’Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

          John H. Bientjes has been a director since February 2000. Since 1984, Mr. Bientjes has served as the manager of the Commercial Aquatic Supplies Division of D.B. Perks & Associates, Ltd., located in Vancouver, British Columbia, a company that markets supplies and equipment to commercial swimming pools which are primarily owned by municipalities. Mr. Bientjes graduated in 1976 from Simon Fraser University in Vancouver, British Columbia with a Bachelor of Arts Degree in Economics and Commerce.

          Dr. Robert N. O’Brien has been a director since June 1998. Dr. O’Brien was a Professor of Chemistry at the University of Victoria from 1968 until 1986 at which time he was given the designation of Professor Emeritus. He held various academic positions since 1957 at the University of Alberta, the University of California at Berkley, and the University of Victoria. While teaching, Dr. O’Brien acted as a consultant and served on the British Columbia Research Council from 1968 to 1990. In 1987, Dr. O’Brien founded the Vancouver Island Advanced Technology and Research Association. Dr. O’Brien received his Bachelor of Applied Science in Chemical Engineering from the University of British Columbia in 1951; his Masters of Applied Science in Metallurgical Engineering from the University of British Columbia in 1952; his Ph.D. in Metallurgy from the University of Manchester in 1955; and was a Post Doctoral Fellow in Pure Chemistry at the University of Ottawa from 1955 through 1957. Dr. O’Brien is the father of Daniel B. O’Brien.

          Dale Friend has been a director since December 2002. She has a diversified background in the area of accounting and her experience has been primarily in business, offering a wide range of accounting knowledge. Ms. Friend has worked for a number of companies in their accounting departments, including Novas Capital Corp. and DB Perks & Associates.

          Eric Hodges has been a director since September 2004. Mr. Hodges is an accountant from Victoria who has over three decades of experience. He received his financial education from the University of Washington in Seattle where he played for the Huskies football program. Mr. Hodges continued playing football after college, with a successful, multiyear professional career with the British Columbia Lions of the Canadian Football League. In the past five years, Mr. Hodges has owned and operated Eric G. Hodges & Associates, a Victoria-based accounting firm with both Canadian and U.S. clientele. Mr. Hodges is extremely familiar with both Canadian and United States generally accepted accounting principles (“GAAP”), since he has clients in both countries. Furthermore, his wide range of experience with small and quickly growing companies is an asset to the board of directors.

          Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors. All executive offices are chosen by the board of directors and serve at the board’s discretion.

          John Bientjes, Dale Friend, and Eric Hodges are independent directors as that term is defined in section 803 of the listing standards of the NYSE AMEX.

          Our Audit Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications with our board of directors, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. Mr. Bientjes meets the SEC’s definition of audit committee financial expert. Each member of the Audit Committee is “independent” as that term is defined in Section 803 of the listing standards of the NYSE AMEX.

          Our Compensation Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2009, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

          We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff. Interested persons may also obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

Item 11.	Executive Compensation.

Summary Compensation Table

          The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2009.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2009	$177,000	—	—	—	—	$177,000
President and Chief	2008	$112,492	—	—	—	—	112,492
Executive Officer

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

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

          All options expire between one and five years after the date of grant and reflect exercise prices equal to the fair market value of a share of our common stock as determined by our board of directors on the date of grant. All of the options contain vesting provisions pursuant to which the options are 100% exercisable within a fixed number of months after the date of grant.

          All option grants made during a fiscal year are submitted for shareholder approval at the next annual shareholder meeting. To date, our shareholders have approved all of the grants.

          The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2009, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)

Stock Option Program	1,546,700	$3.25	Not Applicable

Total	1,546,700	$3.25

As of December 31, 2009 options to purchase 1,546,700 shares of our common stock were outstanding under our Stock Option Program. The exercise price of these options varies between $2.25 and $3.85 per share. The options expire at various dates between May 1, 2010 and January 1, 2014.

          The following tables show, during the fiscal year ended December 31, 2009, the options granted to, and the options exercised and held by, the persons named below. All options were granted pursuant to our Stock Option Program.

Options Granted

Name	Grant Date	Options Granted (#)	Exercise Price Per Share	Expiration Date

Daniel O’Brien	—	—	—	—

Options Exercised

Name	Shares Acquired On Exercise (1)	Value Realized (2)

Daniel O’Brien	—	—

(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2009.

(2)

With respect to options exercised during the fiscal year ended December 31, 2009, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

Name	Shares underlying unexercised options which are:		Exercise Price	Expiration Date

	Exercisable	Unexercisable

Daniel O’Brien	400,000	—	3.25	01/05/11
	—	100,000	3.25	01/05/11

Director Compensation

          We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $2,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

          Our directors received the following compensation in 2009:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

Robert N. O’Brien	—	—	—
John H. Bientjes	$2,000	—	$5,032
Dale Friend	$2,000	—	$5,032
Eric Hodges	$2,000	—	$5,032

(1)	The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.

(2)	The fair value of options granted computed in accordance with FAS 123R on the date of grant.

The terms of outstanding options granted to our directors are shown below.

Name	Option Price	No. of Options	Expiration Date

Robert N. O’Brien	$3.25	250,000	January 5, 2011
John H. Bientjes	$3.25	5,000	January 5, 2011
John H. Bientjes	$3.60	5,000	December 18, 2012
John H. Bientjes	$3.60	5,000	January 31, 2013
John H. Bientjes	$2.25	5,000	January 1, 2014
Dale Friend	$3.25	5,000	January 5, 2011
Dale Friend	$3.60	5,000	December 18, 2012
Dale Friend	$3.60	5,000	January 31, 2013
Dale Friend	$2.25	5,000	January 1, 2014
Eric Hodges	$3.25	5,000	January 5, 2011
Eric Hodges	$3.60	5,000	December 18, 2012
Eric Hodges	$3.60	5,000	January 31, 2013
Eric Hodges	$2.25	5,000	January 1, 2014

          Daniel B. O’Brien is not compensated for serving as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table shows the beneficial ownership of our common stock as of March 10, 2009 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien 2614 Queenswood Dr. Victoria, BC Canada V8N 1X5	5,021,900	36.0%

Dr. Robert N. O’Brien 2614 Queenswood Dr. Victoria, BC Canada V8N 1X5	2,025,000	14.5%

John Bientjes #1-230 West 13th Street North Vancouver, B.C. Canada V7M 1N7	35,000	0.3%

Dale Friend 3009 E. Kent Ave. Vancouver, BC Canada V5S 4P6	20,000	0.1%

Eric Hodges #110 - 4252 Commerce Circle Victoria, BC V8Z 4M2	20,000	0.1%

All officers and directors as a group (5 persons)	7,121,900	51.0%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of December 31, 2009, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Daniel O’Brien	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011
	100,000	$3.25	January 5, 2011

Name	No. of Options	Exercise Price	Expiration Date

Dr. Robert O’Brien	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011
	50,000	$3.25	January 5, 2011

John Bientjes	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014

Dale Friend	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014

Eric Hodges	5,000	$3.25	January 5, 2011
	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014

Item 13.	Certain Relationships and Related Transactions, Director Independence.

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

          Meyers Norris Penny LLP, Chartered Accountants (“MNP”) examined our financial statements for the year ended December 31, 2009. Cinnamon Jang Willoughby & Company, now named Meyers Norris Penny LLP (“CJW”), examined our financial statements for the year ended December 31, 2008.

Audit Fees

          CJW was paid $51,596 and $51,596 for the for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Audit-Related Fees

          CJW was paid $7,130 and $7,130 for the fiscal years ended December 31, 2009 and 2008, respectively, for the audit or review of our financial statements. Since we did not engage MNP until March 2010, MNP did not bill us for any services during the year ended December 31, 2009.

Tax Fees

          CJW was paid $28,143 and $28,143for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

          CJW was paid no other fees for professional services during the fiscal years ended December 31, 2009 and 2008.

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

          During the year ended December 31, 2009 our Audit Committee approved all of the fees paid to CJW. Our Audit Committee has determined that the rendering of all other non-audit services by CJW is compatible with maintaining CJW’s independence. During the year ended December 31, 2009, none of the total hours expended on our financial audit by CJW were provided by persons other than CJW’s full-time permanent employees.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description

3.1	Articles of Incorporation of the Registrant. (1)

3.2	Bylaws of the Registrant. (1)

21.1	Subsidiaries. (2)

23.1	Consent of Independent Accountants.

31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2010.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien
	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director	March 30, 2010
Daniel B. O’Brien

/s/ John H. Bientjes
	Director	March 30, 2010
John H. Bientjes

/s/ Robert N. O’Brien
	Director	March 30, 2010
Robert N. O’Brien

/s/ Dale Friend
	Director	March 30, 2010
Dale Friend

/s/ Eric G. Hodges
	Director	March 30, 2010
Eric G. Hodges