Form 10-Q
period 2010-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2010-05-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class of Stock	No. Shares Outstanding	Date

Common	13,962,567	April 30, 2010

FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for the purposes of the federal and state securities laws, including, but not limited to: any projections of earnings, revenue or other financials items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ii

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

At March 31, 2010

(U.S. Dollars)

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Current
Cash and cash equivalents	$1,635,930	$2,126,150
Accounts receivable	2,112,830	1,544,364
Inventory	2,998,962	2,796,307
Prepaid expenses	119,193	121,353
	6,866,915	6,588,175

Property, equipment and leaseholds	7,472,227	7,314,926
Patents	229,241	224,505
Long term deposits	7,741	7,499
Deferred tax asset	119,000	119,000
	$14,695,124	$14,254,105
Liabilities
Current
Accounts payable and accrued liabilities	$455,549	$597,307
Taxes payable	129,000	304,000
Current portion of long term debt	106,420	74,146
	690,969	975,453
Long Term
Loans	2,257,913	2,211,168
	$2,948,882	$3,186,621
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,962,567 (2009: 13,962,567) common shares	13,963	13,963
Capital in excess of par value	16,485,088	16,456,903
Other comprehensive income	466,109	331,208
Deficit	(5,218,918)	(5,734,591)

Total Stockholders’ Equity	11,746,242	11,067,483

Total Liabilities and Stockholders’ Equity	$14,695,124	$14,254,105

Commitments, Contingencies and Subsequent Events (Notes 13, 14 & 15)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2010	2009

Sales	$3,384,846		$2,659,548
Cost of sales	1,852,532		2,012,546

Gross profit	1,532,314		647,002

Operating expenses
Wages	377,153		306,590
Administrative salaries and benefits	84,355		88,431
Advertising and promotion	28,774		22,072
Investor relations and transfer agent fee	23,496		38,256
Office and miscellaneous	100,206		56,698
Insurance	50,616		52,903
Interest expense	18,742		11,385
Rent	41,183		56,619
Consulting	33,227		27,475
Professional fees	41,611		42,488
Travel	25,503		31,212
Telecommunications	9,772		6,783
Shipping	5,868		10,385
Research	18,855		2,894
Commissions	42,384		23,705
Bad debt expense (recovery)	5,253		(590)
Currency exchange	10,284		(13,518)
Utilities	30,359		13,443

Total operating expenses	947,641		780,231

Operating Income (loss)	584,673		(133,229)

Interest income	—		78

Income (loss) before income tax	584,673		(133,151)

Provision for income taxes	(69,000)		—

Net income (loss)	515,673		(133,151)

Net income (loss) per share (basic and diluted)	$0.04	$	(0.01)

Weighted average number of common shares	13,962,567		14,062,567

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2010	2009

Operating activities
Net income (loss)	$515,673	$(133,229)
Stock compensation expense	28,186	66,292
Depreciation	86,738	100,083
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(565,878)	(468,668)
(Increase) Decrease in inventory	(180,130)	299,484
(Increase) Decrease in prepaid expenses	3,630	46,621
Increase (Decrease) in accounts payable	(40,167)	(40,167)
Increase (Decrease) in taxes payable	69,000	—

Cash provided by (used in) operating activities	(429,588)	(129,584)

Investing activities
Long term deposits	—	5,606
Development of patents	—	9,783
Acquisition of property and equipment	(76,320)	(205,760)

Cash provided by (used in) investing activities	(76,320)	(190,371)

Financing activities
Loan	—	(61,092)
Proceeds from issuance of common stock	—	—

Cash provided by financing activities	—	(61,092)

Effect of exchange rate changes on cash	15,688	(4,741)

Inflow (outflow) of cash	(490,220)	(385,788)
Cash and cash equivalents, beginning	2,126,150	1,894,045

Cash and cash equivalents, ending	$1,635,930	$1,508,257

Supplemental disclosure of cash flow information:
Income taxes paid	$69,000	—
Interest paid	$18,742	$11,385

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended March 31, 2010

(U.S. Dollars)

1.	BASIS OF PRESENTATION.

These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2009 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2010, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. The Company’s primary product, HEAT$AVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

The Company has four major classes of inventory: finished goods, work in progress, raw materials and supplies. In all classes, inventory is valued at the lower of cost and market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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

(q)	Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.   The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,029,999 (49%) as at March 31, 2010 (2009 - $1,030,960 or 67%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions.

The Company is not exposed to significant interest rate risk to the extent that long term debt owed to foreign government agencies is subject to a fixed rate of interest.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalents, accounts receivable, and accounts payable.

( r )	Recent Accounting Pronouncements

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

In May 2009, the FASB issued guidance which is included in FASB Codification Topic 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through March 31, 2010 for appropriate accounting and disclosure in accordance with this standard.

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

3.	Accounts Receivable

	2010	2009
Accounts receivable	$2,126,856	$1,552,723
Allowances for doubtful accounts	(14,026)	(8,359)
	$2,112,830	$1,544,364

The Company has pledged $350,748 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 8b).

4.	INVENTORIES

	2010	2009
Completed goods	$2,010,150	$1,670,485
Works in progress	873	96,935
Raw materials	987,939	1,028,887
	$2,998,962	$2,796,307

5.	PROPERTY, PLANT & EQUIPMENT

	2010	Accumulated	2010
	Cost	Depreciation	Net
Buildings	$4,206,105	$1,430,072	$2,776,033
Building Improvements	1,044,367	—	1,044,367
Computer hardware	85,660	66,102	19,558
Furniture and fixtures	26,822	16,639	10,183
Office equipment	22,733	17,776	4,957
Manufacturing equipment	4,641,855	1,653,508	2,988,347
Trailer	27,479	13,544	13,935
Technology	134,480	—	134,480
Trade show booth	8,554	7,424	1,130
Truck	11,705	5,263	6,442
Land	472,795	—	472,795
	$10,682,555	$3,210,328	$7,472,227

	2009	Accumulated	2009
	Cost	Depreciation	Net
Buildings	$4,171,305	$1,385,381	$2,785,924
Building Improvements	1,003,156	—	1,003,156
Computer hardware	83,725	63,022	20,703
Furniture and fixtures	26,170	15,693	10,477
Office equipment	21,973	16,929	5,044
Manufacturing equipment	4,481,619	1,608,101	2,873,518
Trailer	26,560	12,000	14,560
Technology	129,985	—	129,985
Trade show booth	8,268	7,088	1,180
Truck	11,313	4,582	6,731
Land	463,648	—	463,648
	$10,427,722	$3,112,796	$7,314,926

Amount of depreciation expense for 2010: $83,806 (2009: $100,083)

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan. (See Note 8b):

Land	$273,703
Building	1,037,740
Building improvements	1,044,367
Manufacturing equipment	2,415,637
Trailer	13,934
Truck	6,441
Trade show booth	1,130
Technology	134,480

6.	PATENTS

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $77,932 are not subject to amortization as of March 31, 2010, as the patents are still in the process of being approved.

	2010 Cost	Accumulated Amortization	2010 Net
Patents	$260,975	$31,734	$229,241

	2009 Cost	Accumulated Amortization	2009 Net
Patents	$252,273	$27,768	$224,505

Increase in 2010 cost was mainly due to currency conversion. 2010 cost in Canadian dollars - $265,102 (2009 - $264, 519 in Canadian dollars).

Amount of depreciation for 2010 - $2,932 (2009 - $1,864)

Estimated depreciation expense over the next five years is as follows:

2010	$11,726
2011	11,726
2012	11,726
2013	11,726
2014	11,726

7.	LONG TERM DEPOSITS

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2010	2009
Long term deposits	$7,741	$7,499

8.	LONG TERM DEBT

(a)               Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 Canadian funds, the Company had borrowed $910,801 in Canadian funds ($896,592) as of March 31, 2010, on an unsecured basis. If the full amount is borrowed, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

(b)                Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 Canadian funds, the Company had borrowed $1,491,000 in Canadian funds ($1,418,687 US) as of March 31, 2010. The Company is required to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014. The Company has pledged its building in Taber, Alberta, as well as equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

Continuity:
Balance at December 31, 2008	$1,546,836
Add: proceeds from long term debt	462,155
Effect of exchange rate	276,323
Balance at December 31, 2009	$2,885,314
Effect of exchange rate	79,019
Balance at March 31, 2010	$2,364,333

Outstanding balance at:	2010	2009
a) Long term debt – AAFC	$896,593	$866,627
b) Long term debt – AFSC	1,467,740	1,418,687
Long term debt	$2,364,333	$2,285,314
Less current portion	(106,420)	(74,146)
	$2,257,913	$2,211,168

9.	STOCK OPTIONS

The Company adopted a stock option plan (“Plan”). The purpose of this Plan is to  provide  additional  incentives  to  key  employees, officers, directors and consultants  of  the  Company  and its subsidiaries in order to help attract and retain  the  best  available  personnel  for  positions  of  responsibility  and otherwise promoting the success of its business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years.

The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2008, 2009 and the period ended March 31, 2010:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2007	1,912,440	$3.040 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74
Balance, December 31, 2008	1,910,700	$3.00 - $4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(486,000)	$3.00 - $4.55	$3.44
Balance, December 31, 2009	1,546,700	$2.25 – 3.85	$3.25
Granted	155,000	$1.50 – 2.25	$1.84
Balance, March 31, 2010	1,701,700	$1.50 – 3.85	$3.12

The fair value of each option grant is calculated using the following weighted average assumptions:

	2010	2009
Expected life – years	5.0	5.0
Interest rate	1.4%	1.14%
Volatility	60%	65%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.31	$1.01

During the three months ended March 31, 2010 the Company granted 61,000 options to consultants that resulted in $5,008 in expenses this quarter. During the same period, 94,000 options were granted to employees, resulting in $7,021 in expenses this quarter. Options granted in previous quarters resulted in additional expenses in the amount of $5,285 for consultants and $10,871 for employees during the quarter ended March 31, 2010. No stock options were exercised during the period.

During the three months ended March 31, 2009 the Company granted 61,000 options to consultants that resulted in $15,346 in expenses during the quarter. During the same period, 61,000 options were granted to employees, resulting in $15,347 in expenses during the quarter. No stock options were exercised during this period.

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

In February 2009, the Company amended the warrants granted in 2005 to a per share exercise price of $4.00 and extended the exercise term until July 31, 2009.

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

In February 2010, the Company amended the warrants granted in 2007 to a per share exercise price of $3.00 and extended the exercise term until December 31, 2010.

The following table summarizes the Company’s warrant activity for the three years ended December 31, 2009 (no subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2007 and 2008	1,477,440	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	987,400	$4.50	$4.50
Balance, December 31, 2009	490,040	$3.00	$3.00

11.	CAPITAL STOCK.

The Company did not issue any shares of its common stock during the three months ended March 31, 2010.

12.	SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

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

Three months ended March 31, 2010:

	EWCP	BPCA	Total
Revenue	$280,800	$3,104,046	$3,384,846
Interest revenue	—	—	—
Interest expense	17,794	948	18,742
Depreciation and amortization	11,278	75,460	86,738
Segment profit (loss)	(413,520)	929,193	515,673
Segment assets	5,180,735	2,520,733	7,701,468
Expenditures for segment assets	75,876	444	76,320

Three months ended March 31, 2009:

	EWCP	BPCA	Total
Revenue	$211,267	$2,448,281	$2,659,548
Interest revenue	—	—	—
Interest expense	10,173	1,212	11,385
Depreciation and amortization	13,065	87,018	100,083
Segment profit (loss)	(307,893)	174,663	(133,230)
Segment assets	3,351,638	2,830,683	6,182,321
Expenditures for segment assets	202,857	2,903	205,760

The sales generated in the United States and Canada are as follows:

	2010	2009
Canada	$165,914	$87,572
United States and abroad	3,218,932	2,601,976
Total	$3,384,846	$2,659,548

The Company’s long-lived assets are located in Canada and the United States as follows:

	2010	2009
Canada	$5,180,735	$4,943,238
United States	2,520,733	2,596,193
Total	$7,701,468	$7,539,431

Three customers accounted for $2,025,581 (59%) of sales made in the period (2009 - $1,581,211 or 59%).

13.	COMMITMENTS.

The Company is committed to minimum rental payments for property and premises aggregating approximately $406,850 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2010	$120,364
2011	86,502
2012	74,983
2013	78,025
2014	46,976

14.	CONTINGENCIES.

On May 1, 2003, the Company filed a lawsuit in the Supreme Court of British Columbia, Canada, against John Wells and Equity Trust, S.A. seeking the return of 100,000 shares of its common stock and the repayment of a $25,000 loan which were provided to the defendants for investment banking services. The services were not performed and in the proceedings the Company sought the return of the shares and the repayment of the loan. On the date of issuance, the transaction was recorded as shares issued for services at a fair market value of $0.80 per share. On April 30, 2009 the Supreme Court of British Columbia ruled in favor of the Company and ordered Equity Trust S.A. to return the 100,000 shares and repay the loan with interest ($30,514US). The Company has reversed the expense recorded for the shares in the year ended December 31, 2009.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2010 are discussed below:

Three Months Ended March 31, 2010

Item	Increase (I) or Decrease (D)	Reason
Sales

EWCP products	I	Increase in customer inventory to more normal level has resulted in greater sales.

BPCA products	I	Return to more normalized business in 2010 as opposed to 2009 has resulted in greater revenue across the division.

Gross Profit	I	Increased sales.

Wages	I	Increased sales.

Research	I	New product development.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Rent	D	A lease at a former location expired in 2009.

Commissions	I	Increased sales for the quarter resulted in higher commissions.

Utilities	I	Increased work at the Taber plant has required increased used of energy. Once the facility is operational, these costs will be allocated to overhead.

Capital Resources and Liquidity

The sources and uses of funds are directly obtainable from the Consolidated Statement of Cash Flows included as part of the financial statements filed with this report.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2010 working capital was $6,175,947 (2009 - $6,242,378) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $406,850 over the term of three leases, the last expiring on December 31, 2011.

Commitments in each of the next five years are approximately as follows:

2010	$120,364
2011	86,502
2012	74,983
2013	78,025
2014	46,976

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2010. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 13, 2010

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer