Form 10-Q
period 2010-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2010-08-12
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                              No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class of Stock	No. Shares Outstanding	Date

Common	13,962,567	August 6, 2010

FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for the purposes of the federal and state securities laws, including, but not limited to any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

          Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

•	Increased competitive pressures from existing competitors and new entrants;

•	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

•	Deterioration in general or regional economic conditions;

•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	Loss of customers or sales weakness;

•	Inability to achieve future sales levels or other operating results;

•	The unavailability of funds for capital expenditures; and

•	Operational inefficiencies in distribution or other systems.

          For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ii

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 2010
(U.S. Dollars)

	June 30, 2010 (Unaudited)	December 31, 2009

Assets
Current
Cash and cash equivalents	$1,927,452	$2,126,150
Accounts receivable	1,807,426	1,544,364
Inventory	2,900,271	2,796,307
Prepaid expenses	245,745	121,353

	6,880,894	6,588,175

Property, equipment and leaseholds	7,252,279	7,314,926
Patents	215,897	224,505
Long term deposits	7,409	32,713
Deferred tax asset	89,000	119,000

	$14,445,479	$14,254,105

Liabilities
Current
Accounts payable and accrued liabilities	$381,487	$597,307
Taxes payable	353,870	304,000
Current portion of long term loan	111,824	74,146

	847,181	975,453

Long Term
Loans	2,119,798	2,211,168

	$2,966,979	$3,186,621
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,962,567 (2008: 14,062,567) common shares	13,963	13,963
Capital in excess of par value	16,523,522	16,456,903
Other comprehensive income	293,524	331,208
Deficit	(5,352,509)	(5,734,591)

Total Stockholders’ Equity	11,478,500	11,067,483

Total Liabilities and Stockholders’ Equity	$14,445,479	$14,254,105

Commitments, Contingencies and Subsequent Events (Notes 13, 14 & 15)

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(U.S. Dollars — Unaudited)

	Three Months Ended June 30,

	2010	2009

Sales	$2,833,552	$2,272,759
Cost of sales	1,592,647	1,569,433

Gross profit	1,240,905	703,326

Operating expenses
Wages	413,638	373,562
Administrative salaries and benefits	94,716	93,980
Advertising and promotion	23,424	21,187
Investor relations and transfer agent fee	25,351	(28,737)
Office and miscellaneous	94,418	115,515
Insurance	48,664	22,840
Interest expense	18,352	16,304
Rent	42,375	61,732
Consulting	23,556	50,636
Professional fees	50,790	71,279
Travel	25,434	31,419
Telecommunications	8,854	7,648
Shipping	10,490	11,068
Research	28,999	9,831
Commissions	35,071	25,653
Bad debt expense (recovery)	—	(105)
Currency exchange	(7,740)	20,713
Utilities	25,023	13,645

	961,414	918,170

Income (loss) before other items and income tax	279,490	(214,844)
Other expenses	—	—
Interest income	—	—

Income (loss) before income tax	279,490	(214,844)
Income tax (recovery)	413,080	—

Net income (loss)	(133,590)	(214,844)

Net income (loss) per share (basic and diluted)	$(0.01)	$(0.02)

Weighted average number of common shares	13,962,567	13,994,435

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010 and 2009
(U.S. Dollars — Unaudited)

	Six Months Ended June 30,

	2010	2009

Sales	$6,218,398	$4,932,307
Cost of sales	3,445,179	3,581,978

Gross profit	2,773,219	1,350,329

Operating expenses
Wages	790,791	680,152
Administrative salaries and benefits	179,071	182,411
Advertising and promotion	52,198	43,259
Investor relations and transfer agent fee	48,847	9,519
Office and miscellaneous	194,624	172,212
Insurance	99,280	75,743
Interest expense	37,094	27,689
Rent	83,558	121,351
Consulting	56,783	78,111
Professional fees	92,401	113,767
Travel	50,937	62,631
Telecommunications	18,626	14,431
Shipping	16,358	21,453
Research	47,854	12,725
Commissions	77,455	49,358
Bad debt expense (recovery)	5,253	(695)
Currency exchange	2,544	7,195
Utilities	55,382	27,088

	1,909,057	1,698,400

Income (loss) before other items and income tax	864,162	(348,071)
Other expenses	—	—
Interest income	—	—

Income (loss) before income tax	864,162	(348,071)
Income tax (recovery)	482,080

Net income (loss)	382,082	(348,071)

Net income (loss) per share (basic and diluted)	$0.03	$(0.02)

Weighted average number of common shares	13,962,567	14,028,313

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(U.S. Dollars — Unaudited)

	Six Months Ended June 30,

	2010	2009

Operating activities
Net income (loss)	$382,082	$(348,071)
Stock compensation expense	66,621	133,854
Depreciation	174,558	201,544
Judgment from lawsuit	—	(80,000)
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(280,038)	228,671
(Increase) Decrease in inventory	(106,132)	512,509
(Increase) Decrease in prepaid expenses	(94,104)	32,009
Increase (Decrease) in accounts payable	(156,220)	(361,290)

Cash provided by (used in) operating activities	(13,233)	319,226

Investing activities
Long term deposits	—	9,809
Development of patents	—	(3,973)
Acquisition of property and equipment	(170,367)	(975,042)

Cash provided by (used in) investing activities	(170,367)	(969,206)

Financing activities
Loan (repayment)	(25,110)	271,729

Cash provided by financing activities	(25,110)	271,729

Effect of exchange rate changes on cash	(2,789)	245,338

Inflow (outflow) of cash	(211,499)	(132,913)
Cash and cash equivalents, beginning	2,138,951	1,894,045

Cash and cash equivalents, ending	$1,927,452	$1,761,132

Supplemental disclosure of cash flow information:
Income taxes paid	$482,080	—
Interest paid	$37,094	$27,689

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
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

          In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2010, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

          These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”), and NanoChem Solutions Inc. All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

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
For the Period Ended June 30, 2010
(U.S. Dollars)

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

          The Company provides an allowance for doubtful accounts when management estimates collectibility to be uncertain. Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection. In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

          Costs capitalized on self-constructed assets are classified as plant under construction and include contracted costs and supplies, but do not include capitalized interest costs. The Company does not commence depreciating its plant under construction until it becomes operational.

(e)	Impairment of Long-Lived Assets.

          In accordance with ASC 360, “Property, Plant and Equipment, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

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
For the Period Ended June 30, 2010
(U.S. Dollars)

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
For the Period Ended June 30, 2010
(U.S. Dollars)

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
For the Period Ended June 30, 2010
(U.S. Dollars)

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

          The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,010,027 (56%) as at June 30, 2010 (2009 - $1,030,960 or 67%).

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
For the Period Ended June 30, 2010
(U.S. Dollars)

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

          In May 2009, the FASB issued guidance which is included in FASB Codification Topic 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through June 30, 2010 for appropriate accounting and disclosure in accordance with this standard.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

3.	ACCOUNTS RECEIVABLE

	2010	2009

Accounts receivable	$1,820,027	$1,552,723
Allowances for doubtful accounts	(12,601)	(8,359)

	$1,807,426	$1,544,364

4.	INVENTORIES

	2010	2009

Completed goods	$1,798,448	$1,670,485
Works in progress	1,274	96,935
Raw materials	1,100,549	1,028,887

	$2,900,271	$2,796,307

5.	PROPERTY, PLANT & EQUIPMENT

	June 30, 2010

	Cost	Accumulated Depreciation	Net

Buildings	$4,158,400	$1,474,482	$2,683,918
Building Improvements	1,004,564	—	1,004,564
Computer hardware	83,007	65,549	17,458
Furniture and fixtures	25,928	16,580	9,348
Office equipment	21,691	17,210	4,481
Manufacturing equipment	4,600,514	1,675,436	2,925,078
Trailer	26,220	14,002	12,218
Technology	128,319	—	128,319
Trade show booth	8,162	7,171	991
Truck	11,168	5,520	5,648
Land	460,256	—	460,256

	$10,528,229	3,275,950	$7,252,279

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

	December 31, 2009

	Cost	Accumulated Depreciation	Net

Buildings	$4,171,305	$1,385,381	$2,785,924
Building improvements	1,003,156	—	1,003,156
Computer hardware	83,725	63,022	20,703
Furniture and fixtures	26,170	15,693	10,477
Office equipment	21,973	16,929	5,044
Manufacturing equipment	4,481,619	1,608,101	2,873,518
Trailer	26,650	12,000	14,560
Technology	129,985	—	129,985
Trade show booth	8,268	7,088	1,180
Truck	11,313	4,582	6,731
Land	463,648	—	463,648

	$10,427,722	$3,112,796	$7,314,926

          Amount of depreciation expense for the six months ended June 30, 2010: $168,695 (2009: $201,544)

          The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan:

Land	$261,163
Building	990,196
Building improvements	1,004,564
Manufacturing equipment	2,364,831
Trailer	12,218
Truck	5,548
Trade show booth	990
Technology	128,319

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

6.	PATENTS

          Patents are amortized over their legal life of 17 years.

          Of the patents costs listed below, $74,388 are not subject to amortization as of yet, as the patents are still in the process of being approved.

	June 30, 2010

	Cost	Accumulated Amortization	Net

Patents	$249,046	$33,149	$215,897

	December 31, 2009

	Cost	Accumulated Amortization	Net

Patents	$252,273	$27,768	$224,505

          Amount of depreciation for six months ended June 30, 2010 - $5,863 (2009 - $5,069)

          Estimated depreciation expense over the next five years is as follows:

2010	$11,726
2011	11,726
2012	11,726
2013	11,726
2014	11,726

7.	LONG TERM DEPOSITS

          The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2010	2009

Long term deposits	$7,409	$7,499

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

8.	LONG TERM DEBT

(a) Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 Canadian funds, the Company had borrowed $910,801 in Canadian funds ($896,592) as of June 30, 2010, on an unsecured basis. If the full amount is borrowed, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

(b) Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 Canadian funds, the Company had borrowed $1,491,000 in Canadian funds ($1,418,687 US) as of June 30, 2010. The Company is required to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014. The Company has pledged its building in Taber, Alberta, as well as equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

Continuity:
Balance at December 31, 2008	$1,546,836
Add: proceeds from long term debt	462,155
Effect of exchange rate	276,323

Balance at December 31, 2009	$2,285,314
Effect of exchange rate	(53,692)

Balance at June 30, 2010	$2,231,622

	2010	2009
Outstanding balance at:
a) Long term debt – AAFC	$855,515	$866,627
b) Long term debt – AFSC	1,376,107	1,418,687

Long term debt	$2,231,622	$2,285,314
Less current portion	(111,824)	(74,146)

	$2,119,798	$2,211,168

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

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

          The following table summarizes the Company’s stock option activity for the years ended December 31, 2008 and, 2009 and the period ended June 30, 2010:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2007	1,912,440	$3.040 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74

Balance, December 31, 2008	1,910,700	$3.00 - $4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(486,000)	$3.00 - $4.55	$3.44

Balance, December 31, 2009	1,546,700	$2.25 – 3.85	$3.25
Granted	315,000	$1.50 – 2.25	$1.87
Cancelled or expired	(25,000)	$1.50 – 3.85	$1.97

Balance, June 30, 2010	1,836,700	$1.50 – 3.60	$3.03

          The fair value of each option grant is calculated using the following weighted average assumptions:

	2010	2009

Expected life – years	5.0	5.0
Interest rate	1.4 – 2.49%	1.14%
Volatility	60%	65%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.29 – 0.70	$1.00

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

          During the six months ended June 30, 2010 the Company granted 61,000 options to consultants that resulted in $10,016 in expenses this period. During the same period, 254,000 options were granted to employees, resulting in $24,291 in expenses this period. Options granted in previous quarters resulted in additional expenses in the amount of $10,570 for consultants and $21,742 for employees during the six months ended June 30, 2010. No stock options were exercised during the period.

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
For the Period Ended June 30, 2010
(U.S. Dollars)

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

          The Company did not issue nor cancel any shares of its common stock during the six months ended June 30, 2010.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

Six months ended June 30, 2010:

	EWCP	BPCA	Total

Revenue	$652,467	$5,565,931	$6,218,398
Interest revenue	—	—	—
Interest expense	35,829	1,265	37,094
Depreciation and amortization	22,686	151,872	174,558
Segment profit (loss)	(776,937)	1,159,019	382,082
Segment assets	5,005,246	2,462,930	7,468,176
Expenditures for segment assets	151,315	19,053	170,367

Six months ended June 30, 2009:

	EWCP	BPCA	Total

Revenue	$513,083	$4,419,224	$4,932,307
Interest revenue	—	—	—
Interest expense	26,477	1,212	27,689
Depreciation and amortization	27,176	174,368	201,544
Segment profit (loss)	(596,886)	278,815	(348,071)
Segment assets	4,109,503	2,754,394	6,863,897
Expenditures for segment assets	956,888	22,127	979,015

          The sales generated in the United States and Canada for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009

Canada	$271,961	$221,016
United States and abroad	5,946,437	4,711,291

Total	$6,218,398	$4,932,307

          The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2010	2009

Canada	$5,005,246	$4,943,238
United States	2,462,930	2,596,193

Total	$7,468,176	$7,539,431

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2010
(U.S. Dollars)

          Three customers accounted for $3,472,850 (56%) of sales made in the period (2009 - $2,693,620 or 55%).

13.	COMMITMENTS.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $353,292 over the term of three leases, the last expiring on June 30, 2014.

          Commitments in each of the next five years are approximately as follows:

2010	$75,984
2011	86,487
2012	71,547
2013	74,450
2014	44,824

14.	CONTINGENCIES.

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

BCPA products. The second product TPA’s (i.e. thermal polyaspartate biopolymers) are biodegradable polymers used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in the Company’s Statement of Operations for the periods presented are discussed below:

Six Months ended June 30, 2010

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increase in customers’ inventory to more normal level has resulted in greater sales.

BPCA products	I	Return to more normalized business in 2010 as opposed to 2009 has resulted in greater revenue across the division.

Gross Profit	I	Increased sales.

Wages	I	Increase of employees and annual wage increases.

Rent	D	A lease at a former location expired in 2009.

Commissions	I	Increased sales.

Utilities	I	Increased work at the Taber plant has required increased used of energy. Once the facility is operational, these costs will be allocated to overhead.

Three months ended June 30, 2010

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increase in customers’ inventory to more normal level has resulted in greater sales.

BPCA products	I	Return to more normalized business in 2010 as opposed to 2009 has resulted in greater revenue across the division.

Gross Profit	I	Increased sales.

Wages	I	Increase of employees and annual wage increases.

Investor relations and transfer agent fees	I

In the three months ended June 30, 2009 there as a one time reversal of $80,000 as shares were cancelled by the Supreme Court of British Columbia as per Note 14 to the financial statements included as part of this report.

Office and Miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Rent	D	A lease at a former location expired in 2009.

Research	I	New product development.

Capital Resources and Liquidity

          The sources and uses of funds are directly obtainable from the Consolidated Statement of Cash Flows included as part of the financial statements filed with this report.

          The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2010 working capital was $6,003,713 (2009 - $5,920,624) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $353,292 over the term of three leases, the last expiring on June 30, 2014.

          Commitments in each of the next five years are approximately as follows:

2010	$75,984
2011	86,487
2012	71,547
2013	74,450
2014	44,824

          See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2010. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 12, 2010

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	President and Chief Executive
Officer

By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	Chief Financial and Accounting
Officer