Form 10-Q
period 2010-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2010-11-12
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class of Stock	No. Shares Outstanding	Date

Common	13,962,567	November 5, 2010

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At September 30, 2010
(U.S. Dollars)

	September 30, 2010 (Unaudited)	December 31, 2009

Assets

Current
Cash and cash equivalents	$1,849,773	$2,126,150
Accounts receivable	1,993,161	1,544,364
Inventory	2,547,337	2,796,307
Prepaid expenses	253,105	121,353

	6,643,377	6,588,175

Property, equipment and leaseholds	7,588,409	7,314,926
Patents	220,379	224,505
Long term deposits	7,648	7,499
Deferred tax asset	89,000	119,000

	$14,548,812	$14,254,105

Liabilities

Current
Accounts payable and accrued liabilities	$420,631	$597,307
Deferred revenue	25,000
Taxes payable	330,000	304,000
Current portion of long term loan	117,639	74,146

	893,270	975,453

Long Term
Loans	2,162,442	2,211,168

	$3,055,713	$3,186,621
Stockholders’ Equity

Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,962,567 (2009: 13,962,567) common shares	13,963	13,963
Capital in excess of par value	16,565,441	16,456,903
Other comprehensive income	421,621	331,208
Deficit	(5,507,925)	(5,734,591)

Total Stockholders’ Equity	11,493,100	11,067,483

Total Liabilities and Stockholders’ Equity	$14,548,812	$14,254,105

Commitments, Contingencies and Subsequent Events (Notes 13, 14 & 15)

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009
(U.S. Dollars — Unaudited)

	Three Months Ended September 30,

	2010	2009

Sales	$2,676,921	$2,448,994
Cost of sales	1,833,666	1,476,046

Gross profit	843,255	972,948

Operating expenses
Wages	448,281	343,656
Administrative salaries and benefits	63,070	107,627
Advertising and promotion	12,004	6,567
Investor relations and transfer agent fee	24,970	29,874
Office and miscellaneous	155,294	159,854
Insurance	51,511	49,026
Interest expense	17,313	19,741
Rent	42,807	65,859
Consulting	23,583	42,565
Professional fees	50,634	58,152
Travel	29,741	34,807
Telecommunications	8,734	9,319
Shipping	7,063	11,672
Research	18,954	8,300
Commissions	10,525	8,510
Currency exchange	2,548	91,147
Utilities	22,497	16,762

	989,530	1,063,447

Income (loss) before income tax	(146,275)	(90,499)

Income tax	9,140	71,183

Net income (loss)	(155,415)	(161,862)

Net income (loss) per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares	13,962,567	13,962,567

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 and 2009
(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,

	2010	2009

Sales	$8,895,319	$7,381,301
Cost of sales	5,278,845	5,058,024

Gross profit	3,616,474	2,323,277

Operating expenses
Wages	1,239,072	1,023,809
Administrative salaries and benefits	242,141	290,038
Advertising and promotion	64,202	49,835
Investor relations and transfer agent fee	73,817	39,393
Office and miscellaneous	349,918	332,066
Insurance	150,791	124,769
Interest expense	54,407	47,431
Rent	126,365	187,211
Consulting	80,366	120,676
Professional fees	143,035	171,919
Travel	80,678	97,438
Telecommunications	27,360	23,749
Shipping	23,421	33,125
Research	66,808	21,025
Commissions	87,980	57,867
Bad debt expense (recovery)	5,253	(695)
Currency exchange	5,092	98,342
Utilities	77,879	43,850

	2,898,588	2,761,848

Income (loss) before income tax	717,886	(438,571)

Income tax	491,220	71,183

Net income (loss)	226,666	(509,754)

Net income (loss) per share (basic and diluted)	$0.02	$(0.04)

Weighted average number of common shares	13,962,567	14,028,313

See Notes to Unaudited Consolidated Financial Statements

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,

	2010	2009

Operating activities
Net income (loss)	$226,666	$(509,754)
Stock compensation expense	108,539	198,875
Depreciation	266,483	301,595
Judgment from lawsuit	—	(80,000)
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(450,232)	(38,251)
(Increase) Decrease in inventory	263,276	1,067,756
(Increase) Decrease in prepaid expenses	(130,286)	(26,307)
(Increase) Decrease in deferred tax asset	30,000
Increase (Decrease) in accounts payable	(150,133)	(246,172)
Increase (Decrease) in deferred revenue	25,000

Cash provided by (used in) operating activities	189,313	667,742

Investing activities
Long term deposits	—	13,911
Development of patents	—	(19,036)
Acquisition of property and equipment	(428,598)	(1,569,395)

Cash provided by (used in) investing activities	(428,598)	(1,574,520)

Financing activities
Loan (repayment)	(53,629)	428,670

Cash provided by financing activities	(53,629)	428,670

Effect of exchange rate changes on cash	16,537	493,962

Inflow (outflow) of cash	(276,377)	15,854
Cash and cash equivalents, beginning	2,126,150	1,894,045

Cash and cash equivalents, ending	$1,849,773	$1,909,899

Supplemental disclosure of cash flow information:
Income taxes paid	$491,220	—
Interest paid	$54,407	$47,431

— See Notes to Unaudited Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2010
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

          In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2010, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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
For the Period Ended September 30, 2010
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
For the Period Ended September 30, 2010
(U.S. Dollars)

          Costs capitalized on self-constructed assets are classified as plant under construction and include contracted costs and supplies, but do not include capitalized interest costs. The Company does not commence depreciating its plant under construction until it becomes operational.

(e)	Impairment of Long-Lived Assets.

          In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

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
For the Period Ended September 30, 2010
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

          The Company recognizes compensation expense for all share-based payments in accordance with ASC 718, Compensation — Stock Compensation,. Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

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
For the Period Ended September 30, 2010
(U.S. Dollars)

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
For the Period Ended September 30, 2010
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

(q) Risk Management

          The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,184,245 (59%) as at September 30, 2010 (2009 - $1,030,960 or 67%).

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
For the Period Ended September 30, 2010
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

          In May 2009, the FASB issued guidance which is included in FASB Codification Topic 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through September 30, 2010 for appropriate accounting and disclosure in accordance with this standard.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2010
(U.S. Dollars)

3.	ACCOUNTS RECEIVABLE

	2010	2009

Accounts receivable	$2,006,199	$1,552,723
Allowances for doubtful accounts	(13,038)	(8,359)

	$1,993,161	$1,544,364

4.	INVENTORIES

	2010	2009

Completed goods	$1,373,884	$1,670,485
Work in progress	26,843	96,935
Raw materials	1,146,610	1,028,887

	$2,547,337	$2,796,307

5.	PROPERTY, PLANT & EQUIPMENT

	September 30, 2010

	Cost	Accumulated Depreciation	Net

Buildings	$3,216,859	$1,521,120	$1,695,739
Plant under construction and equipment	4,576,371	—	4,576,371
Computer hardware	95,730	68,665	27,065
Furniture and fixtures	26,572	17,540	9,032
Office equipment	23,153	18,117	5,036
Manufacturing equipment	2,379,488	1,724,160	655,328
Trailer	27,127	15,601	11,526
Technology	132,758	—	132,758
Trade show booth	8,444	7,510	934
Truck	11,555	6,227	5,328
Land	469,292	—	469,292

	$10,967,349	3,378,940	$7,588,409

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2010
(U.S. Dollars)

	December 31, 2009

	Cost	Accumulated Depreciation	Net

Buildings	$3,168,247	$1,385,381	$1,782,866
Plant under construction and equipment	4,190,272	—	4,190,272
Computer hardware	83,725	63,022	20,703
Furniture and fixtures	26,170	15,693	10,477
Office equipment	21,973	16,929	5,044
Manufacturing equipment	2,297,561	1,608,101	689,460
Trailer	26,560	12,000	14,560
Technology	129,985	—	129,985
Trade show booth	8,268	7,088	1,180
Truck	11,313	4,582	6,731
Land	463,648	—	463,648

	$10,427,722	$3,112,796	$7,314,926

          Amount of depreciation expense for the nine months ended September 30, 2010: $269,209 (2009: $301,595)

          Capitalized costs pertaining to our new plant in Taber, Alberta are classified as Plant under construction and equipment and include contracted costs and supplies, but do not include capitalized interest costs. The Company will not begin depreciating the plant and equipment until it becomes operational.

          The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan:

Land	$270,199
Building	1,024,457
Building improvements	1,047,078
Manufacturing equipment	2,576,925
Trailer	11,525
Truck	5,328
Trade show booth	934
Technology	132,759

6.	PATENTS

          Patents are amortized over their legal life of 17 years.

          Patents with a cost of, $76,942 are not subject to amortization as of September 30, 2010, since the patents are still in the process of being approved.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2010
(U.S. Dollars)

	September 30, 2010

	Cost	Accumulated Amortization	Net

Patents	$257,642	$37,263	$220,379

	December 31, 2009

	Cost	Accumulated Amortization	Net

Patents	$252,273	$27,768	$224,505

          Amount of depreciation for nine months ended September 30, 2010 - $8,844 (2009 - $8,995)

          Estimated depreciation expense over the next five years is as follows:

2010	$11,871
2011	11,871
2012	11,871
2013	11,871
2014	11,871

7.	LONG TERM DEPOSITS

          The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30,	December 31,

	2010	2009

Long term deposits	$7,648	$7,499

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2010
(U.S. Dollars)

8.	LONG TERM DEBT

          (a) The Company has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 Canadian funds, the Company had borrowed $910,801 in Canadian funds ($885,116 US) as of September 30, 2010, on an unsecured basis. If the full amount is borrowed, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

          (b) The Company has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 Canadian funds, the Company had borrowed $1,491,000 in Canadian funds ($1,394,965 US) as of September 30, 2010. The Company is required to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014. The Company has pledged its building in Taber, Alberta, as well as equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

Continuity:

Balance at December 31, 2008	$1,546,836
Add: proceeds from long term debt	462,155
Effect of exchange rate	276,323

Balance at December 31, 2009	$2,285,314
Effect of exchange rate	(5,233)

Balance at September 30, 2010	$2,280,081

Outstanding balance at:

	2010	2009

Long term debt – AAFC	$885,116	$866,627
Long term debt – AFSC	1,394,965	1,418,687

Long term debt	$2,280,081	$2,285,314
Less current portion	(117,639)	(74,146)

	$2,162,442	$2,211,168

9.	STOCK OPTIONS

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
For the Period Ended September 30, 2010
(U.S. Dollars)

          The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

          The following table summarizes the Company’s stock option activity for the years ended December 31, 2008 and, 2009 and the period ended September 30, 2010:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2007	1,912,440	$3.04 - $4.60	$3.38
Granted	203,000	$3.60	$3.60
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74

Balance, December 31, 2008	1,910,700	$3.00 - $4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(486,000)	$3.00 - $4.55	$3.44

Balance, December 31, 2009	1,546,700	$2.25 – $3.85	$3.25
Granted	315,000	$1.50 – $2.25	$1.87
Cancelled or expired	(25,000)	$1.50 – $3.85	$1.97

Balance, September 30, 2010	1,836,700	$1.50 – $3.60	$3.03

          The fair value of each option grant is calculated using the following weighted average assumptions:

	2010	2009

Expected life – years	5.0	5.0
Interest rate	1.4 – 2.49%	1.14%
Volatility	60%	65%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.29 – 0.70	$1.00

          During the nine months ended September 30, 2010 the Company granted 61,000 options to consultants that resulted in $15,024 in expenses for the period. During the same period, 254,000 options were granted to employees, resulting in $45,046 in expenses for the period. Options granted in previous quarters resulted in additional expenses in the amount of $15,855 for consultants and $32,613 for employees during the nine months ended September 30, 2010. No stock options were exercised during the nine months ended September 30, 2010.

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
For the Period Ended September 30, 2010
(U.S. Dollars)

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

          The following table summarizes the Company’s warrant activity for the three years ended December 31, 2009 (no subsequent activity):

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2007 and 2008	1,477,440	$4.50	$4.50

Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	987,400	$4.50	$4.50

Balance, December 31, 2009 and September 30, 2010	490,040	$3.00	$3.00

11.	CAPITAL STOCK.

          The Company did not issue any shares of its common stock during the nine months ended September 30, 2009. The Company cancelled 100,000 shares during the nine months ended September 30, 2009. See Note 14.

          The Company did not issue or cancel any shares of its common stock during the nine months ended September 30, 2010.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2010
(U.S. Dollars)

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

Nine months ended September 30, 2010:

	EWCP	BPCA	Total

Revenue	$814,613	$8,080,706	$8,895,319
Interest revenue	—	—	—
Interest expense	53,142	1,265	54,407
Depreciation and amortization	34,631	234,578	269,209
Segment profit (loss)	(1,208,559)	1,435,225	226,666
Segment assets	5,315,657	2,493,131	7,808,788
Expenditures for segment assets	296,639	131,959	428,598

Nine months ended September 30, 2009:

	EWCP	BPCA	Total

Revenue	$686,811	$6,694,490	$7,381,301
Interest revenue	—	—	—
Interest expense	43,695	3,736	47,431
Depreciation and amortization	39,712	261,883	301,595
Segment profit (loss)	(1,130,656)	620,902	(509,754)
Segment assets	4,701,236	2,672,026	7,373,262
Expenditures for segment assets	1,564,173	24,258	1,588,431

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2010
(U.S. Dollars)

          The sales generated in the United States and Canada for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009

Canada	$292,226	$276,488
United States and abroad	8,603,093	7,104,831

Total	$8,895,319	$7,381,301

          The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2010	2009

Canada	$5,315,657	$4,943,238
United States	2,493,131	2,596,193

Total	$7,808,788	$7,539,431

          Three customers accounted for $5,358,184 (60%) of sales made in the period (2009 - $4,559,009 or 62%).

13.	COMMITMENTS.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $322,370 over the term of three leases, the last expiring on June 30, 2014.

          Commitments in each of the next five years are approximately as follows:

2010	$35,466
2011	89,480
2012	74,023
2013	77,026
2014	46,375

14.	CONTINGENCIES.

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
For the Period Ended September 30, 2010
(U.S. Dollars)

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

          The Company’s US subsidiary, Nanochem Solutions, Inc has normally generated income and paid income taxes on its profits. However, the Company’s Canadian subsidiary, Flexible Solutions Ltd., normally generates losses. The losses of the Company’s Canadian subsidiary cannot be used to reduce any taxes payable by the Company’s US subsidiary. As a result, and since for financial reporting purposes the operating results of the US and Canadian subsidiaries are consolidated, the income tax expense (benefit) shown in the Company’s statements of operations reflects the combined income tax (benefit) of the subsidiaries.

Material changes in the Company’s Statement of Operations for the periods presented are discussed below:

Nine Months ended September 30, 2010

Item	Increase (I) or Decrease (D)	Reason

Sales:
EWCP products	I	Increase in customers’ inventories to more normal levels.

BPCA products	I	Return to more normalized business in 2010 as opposed to 2009.

Gross Profit	I	Increase in sales.

Wages	I	Increase of employees and annual wage due to increase in sales.

Investor relations	I	During the nine months ended September 30, 2009

there as a one time reversal of $80,000 as shares of the Company’s common stock were cancelled by the Supreme Court of British Columbia. See Note 14 to the financial statements included as part of this report for more information.

Rent	D	A lease at a former location expired in 2009

Consulting	D

The granting of stock options to long-term consultants, which vest over a five year period beginning in 2006, resulted in a stock option expense of $11,325 in the nine months ended September 30, 2010 compared to $25,481 in the same period 2009.

Research	I	New product development.

Commissions	I	Increased sales.

Utilities	I	Increased work at the Taber plant has required increased used of energy. Once the facility is operational, these costs will be allocated to overhead.

Three months ended September 30, 2010

Item	Increase (I) or Decrease (D)	Reason

Sales:
BPCA products	I	Return to more normalized business in 2010 as opposed to 2009 has resulted in an increase in revenue.

Gross Profit	D	Increased costs, mainly shipping, led to a decrease in gross profit.

Wages	I	Increase of employees and annual wage increases.

Rent	D	A lease at a former location expired in 2009 resulting in a decrease in rent expense.

Capital Resources and Liquidity

          The Company’s sources and (uses) of cash for the nine months ended September 30, 2010 and 2009 are shown below:

	Nine Months Ended September 30

	2010	2009

Cash provided by operations	189,313	667,742
Construction of plant in Taber, Alberta	(296,639)	(1,545,137)
Purchases of equipment	(131,959)	(24,258)
Proceeds from (repayment) of loans	(53,629)	428,670
Changes in exchange rates	16,537	493,962
Other	—	(5,125)
Cash on hand at beginning of year	276,377	—

          In 2007, the Company began construction of a plant in Taber Alberta. The plant will be used to manufacture aspartic acid which is the major component of TPAs. Presently the Company buys its aspartic acid from China where the base raw material is oil. The Company’s plant in Taber will use sugar as the base raw material. Although the Company expects that it will still import some aspartic acid from China, using aspartic acid manufactured by it’s plant from sugar will reduce its raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

          The Company expects that the Taber plant will begin commercial production in late 2010 or early 2011 and expects to spend approximately another $500,000 before commercial production begins.

          The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2010 working capital was $5,796,857 (2009 - $5,724,264) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

          The Company is committed to minimum rental payments for property and premises aggregating approximately $322,370 over the term of three leases, the last expiring on June 30, 2014.

          Commitments in each of the next five years are approximately as follows:

2010	$35,466
2011	89,480
2012	74,023
2013	77,026
2014	46,375

          Other than as disclosed in this report, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

          Other than as disclosed in this report, the Company does not know of any significant changes in its expected sources and uses of cash.

          The Company does not have any lines of credit or similar financing arrangements.

          See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2010. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 11, 2010

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	President and Chief Executive Officer

By:	/s/ Daniel B. O’Brien

Name:	Daniel B. O’Brien
Title:	Chief Financial and Accounting Officer