Form 10-K
period 2010-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2011-03-31
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐ Yes     ☒ No

As of June 30, 2010 the aggregate market value of the Company’s common stock held by non-affiliates was approximately $12,549,377 based on the closing price for shares of the Company’s common stock on the NYSE AMEX for that date.

As of March 15, 2011, the Company had 13,169,991 issued and outstanding shares of common stock.

Documents incorporated by reference:	None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

          HEAT$AVR® retails for between $250 and $300 per four gallon case in the United States. ECO$AVR® has a suggested retail price of $11.99 in the United States. We market our HEAT$AVR® and ECO$AVR® products to homeowners with swimming pools and spas as well as operators of swimming pools and spas in hotels, motels, schools, and municipal and private recreational facilities.

          We also manufacture and sell products which automatically dispense HEAT$AVR® into commercial size swimming pools or spas at the rate of one ounce per 400 sq. ft. of water surface per day.

          We have 18 non-exclusive distributorships in Canada and the United States for the sale of bulk HEAT$AVR® (without the ECO$AVR® dispenser) and exclusive distributorships in Australia, Chile, Korea, Argentina, Taiwan, Romania and Western Europe. We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States. We also advertise in trade magazines and maintain a website which has information about our products.

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

          TPAs for the Agricultural Industry. TPAs have the ability to reduce fertilizer crystallization before, during and after application and can also prevent crystal formation between fertilizer and minerals present in the soil. Once crystallized, fertilizer and soil minerals are not able to provide plant nourishment. As a result, in select conditions the use of TPAs either blended with fertilizer or applied directly to crops can increase yields significantly. TPAs are designated for crop nutrient management programs and should not be confused with crop protection and pesticides or other agricultural chemical applications. Depending on the application, TPA products are marketed under a variety of brands including Amisorb, LYNX, MAGNET, AmGro and VOLT. Markets of significance include potatoes, sugar beets, cotton, tomatoes, almonds and other high value per acre crops.

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

          TPAs

          In the oil field and agricultural markets we have received government approval for all TPAs currently sold. In the detergent market, there are currently no regulatory requirements for use of TPAs in detergent formulations. For personal care products such as shampoo and toothpaste, there are various regulatory bodies, including the National Sanitation Foundation and the United States Food and Drug Administration, that regulate TPA use. If we begin to market our TPA products for personal care use, we will need to satisfy applicable regulatory requirements.

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

Research and Development

          We spent $70,993 for the year ended December 31, 2010 and $30,078 for the year ended December 31, 2009 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

          As of December 31, 2010 we had 33 employees, including one officer, twelve sales and customer support personnel, and twenty manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

          The use of our swimming pool products increases in summer months in most markets and results in our sales from January to June being greater than in July through December. Markets for our WATER$AVR® product are also seasonal, depending on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality. Our TPA business is the least seasonal, however there is a small increase in the spring related to inventory building for the crop season in the United States and a small slowdown in December as oilfield customers run down stock in advance of year end, but otherwise, little seasonal variation. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

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

          The marketing efforts of our WATER$AVR® product may result in continued losses. We introduced our WATER$AVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $200,000 on the marketing and production of our WATER$AVR® product in fiscal 2011.

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

          Revenues from shipments made outside of the United States accounted for approximately 79% of our revenues in the year ended December 31, 2010, 83% in the year ended December 31, 2009 and 79% in the year ended December 31, 2008. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

          We lease 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $6,238 per month, effective to June 2014, as well as 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $6,548 per month with a year to year lease. We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada. Our building in Taber will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs. Aspartic acid made in Taber will be shipped to Illinois for finishing as well as for manufacturing our swimming pool products. Our former manufacturing location in Calgary, AB, Canada was sublet through until the end of the lease, September 2009. Our former sales office in Richmond, BC, Canada has been sublet through the end of the lease pertaining to this location.

Item 3.	Legal Proceedings.

          None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

          Our common stock is traded on the NYSE AMEX under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2010	First Quarter	$2.29	$1.55
	Second Quarter	1.68	1.61
	Third Quarter	1.88	1.10
	Fourth Quarter	1.50	1.00

		High	Low

Year Ended December 31, 2009	First Quarter	$1.89	$1.01
	Second Quarter	1.42	0.98
	Third Quarter	1.80	1.20
	Fourth Quarter	2.47	1.641

          As of December 31, 2010 we had approximately 1,700 shareholders.

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

          During the year ended December 31, 2009 and 2010 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchase in the open market. None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the year ended December 31, 2009 and 2010

          As of March 15, 2011 we had 13,169,991 outstanding shares of common stock. The following table lists additional shares of our common stock which may be issued as of March 15, 2011:

	Number Of Shares	Note Reference

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,836,700	A

A.      Options are exercisable at prices ranging from $1.50 to $3.60 per share. See Item 11 of this report for more information concerning these options.

          On December 31, 2010 warrants to purchase 490,040 shares of our common stock expired. The warrants had an exercise price of $3.00 per share.

Item 6.	Selected Financial Data.

          Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

          The Company’s US subsidiary, Nanochem Solutions, Inc has normally generated income and paid income taxes on its profits. However, the Company’s Canadian subsidiary, Flexible Solutions Ltd., normally generates losses. The losses of the Company’s Canadian subsidiary cannot be used to reduce any taxes payable by the Company’s US subsidiary. As a result, and since for financial reporting purposes the operating results of the US and Canadian subsidiaries are consolidated, the income tax expense (benefit) shown in the Company’s statements of operations reflects the combine income tax (benefit) of the subsidiaries.

          Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2010

Item	Increase (I) or Decrease (D)	Reason

Sales - EWCP	I	Increase in customers’ inventories to more normal levels.

TPAs	I	Return to more normalized business in 2010 as opposed to 2009.

Gross profit, as a percent of sales	I	Reduced input costs.

Wages	I	Annual wage increases.

Administrative salaries and benefits	D	Reduced stock option expenses.

Rent	D	Lease at former location expired in 2009.

Consulting	D	More efficient allocation of staff resulted in a decrease in consulting expenses.

Commissions	I	Increase in sales.

Income Tax	I	Net income in the United States cannot be offset by losses in foreign jurisdictions.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2010 were:

Cash provided by operations	$1,319,151
Equipment purchases, primarily related to our new facility in Alberta, Canada	(613,902)
Loans	(82,995)
Exchange rate changes	15,016

Our material sources and <uses> of cash during the year ended December 31, 2009 were:

Cash (used by) operations	$788,313
Patent (used) development	(715)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(1,275,719)
Loan repayments	(633,472)
Loans	462,155
Exchange rate changes	231,626
Other	26,481

          In 2007, we began construction of a plant in Taber Alberta. The plant will be used to manufacture aspartic acid which is the major component of TPAs. Presently we buy aspartic acid from China where the base raw material is oil. Our plant in Taber will use sugar as the base raw material. Although we expect that we will still import some aspartic acid from China, using aspartic acid manufactured by our plant from sugar will reduce our raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

          We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2010 our working capital was $5,188,710 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

          We are committed to minimum rental payments for property and premises aggregating approximately $365,688 over the term of three leases, the last expiring on July 31, 2014.

          Commitments in each of the next five years are as follows:

2011	$163,608
2012	$75,760
2013	$78,837
2014	$47,463

          Other than as disclosed above, we do not anticipate any capital requirements for the twelve months ending December 31, 2011.

          Other than as disclosed in this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

          Other than as disclosed in this report, we do not know of any significant changes in our expected sources and uses of cash.

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

Recent Accounting Pronouncements

          We have evaluated recent accounting pronouncements issued since January 1, 2010 and determined that the adoption of this recent accounting pronouncements will not have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

          We have audited the accompanying consolidated balance sheets of Flexible Solutions International, Inc. (the “Company”) as of December 31, 2010 and 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 then ended in conformity with accounting principles generally accepted in the United States of America.

MEYERS NORRIS PENNY LLP

Vancouver, Canada
March 25, 2011

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS 2300 – 1055 DUNSMUIR STREET VANCOUVER, BC V7X 1J1 PH. (604) 685-8408 FAX (604) 685-8594 www.mnp.ca

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheet
As at December 31
(U.S. Dollars)

	2010	2009

Assets

Current
Cash and cash equivalents	$2,763,420	$2,126,150
Accounts receivable (see Note 3)	1,198,939	1,544,364
Inventories (see Note 4)	2,539,190	2,796,307
Prepaid expenses	192,269	121,353

Total current assets	6,693,819	6,588,174

Property, equipment and leaseholds, net (see Note 5)	7,867,672	7,314,926
Patents (see Note 6)	225,180	224,505
Long term deposits (see Note 7)	7,895	7,499
Deferred tax asset (see Note 11)	199,000	119,000

Total Assets	$14,993,565	$14,254,104

Liabilities

Current
Accounts payable and accrued liabilities	$512,380	$597,307
Deferred revenue	250,000	—
Income taxes payable	620,000	304,000
Current portion of long term debt (see Note 8)	122,726	74,146

Total current liabilities	1,505,106	975,453
Long term debt (see Note 8)	2,206,075	2,211,168

Total liabilities	3,711,181	3,186,621

Stockholders’ Equity

Capital stock (see Note 14)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,962,567 (2009: 13,962,567) common shares	13,963	13,963
Capital in excess of par value	16,638,227	16,456,903
Other comprehensive income (see Note 10)	554,865	331,208
Accumulated Deficit	(5,924,671)	(5,734,591)

Total Stockholders’ Equity	11,282,384	11,067,483

Total Liabilities and Stockholders’ Equity	$14,993,565	$14,254,104

Commitments, Contingencies and Subsequent events (See Notes 16, 17 and 18)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31
(U.S. Dollars)

	2010	2009

Sales	$11,491,401	$9,783,496
Cost of sales	7,018,339	6,502,446

Gross profit	4,473,062	3,281,050

Operating Expenses
Wages	1,652,814	1,381,183
Administrative salaries and benefits	336,769	391,519
Advertising and promotion	92,051	71,170
Investor relations and transfer agent fee	132,138	154,883
Office and miscellaneous	478,286	457,578
Insurance	205,459	171,638
Interest expense	77,216	66,068
Rent	169,829	230,531
Consulting	99,451	162,900
Professional fees	212,608	252,159
Travel	130,149	133,732
Telecommunications	39,047	32,526
Shipping	35,237	41,427
Research	70,993	30,078
Commissions	133,275	74,156
Bad debt expense (recovery)	5,253	(695)
Currency exchange (gain)	8,720	117,479
Utilities	93,667	60,176

Total operating expenses	3,972,962	3,828,508

Operating income (loss)	500,100	(547,458)
Gain on settlement of lawsuit (Note 17)	—	80,000

Income (loss) before income tax	500,100	(467,458)

Income taxes (Note 10)
Deferred income tax recovery	(80,000)	(119,000)
Income tax expense	770,180	394,983

	(690,180)

Loss for the year	$(190,080)	$(743,441)

Loss per share (basic and diluted)	$(0.01)	$(0.05)

Weighted average number of common shares (basic and diluted)	13,962,567	14,020,375

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31
(U.S. Dollars)

	2010	2009

Operating activities
Net income (loss)	$(190,080)	$(743,441)
Adjustments to reconcile net loss to net cash:
Stock based compensation	181,232	277,202
Depreciation	356,797	402,115
Gain on settlement of lawsuit	—	(80,000)
Deferred tax recovery	(80,000)	(119,000)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	349,083	137,270
(Increase) Decrease in inventories	292,049	759,643
(Increase) Decrease in prepaid expenses	(67,398)	(7,062)
Increase (Decrease) in accounts payable	(88,532)	(142,414)
Increase (Decrease) in taxes payable	316,000	304,000
Increase (Decrease) deferred revenue	250,000	—

Cash provided by (used in) operating activities	1,319,151	788,313

Investing activities
Proceeds from disposal of long term deposits	—	26,481
(Increase) Decrease in development of patents	—	(751)
Acquisition of equipment	(613,902)	(1,275,719)

Cash provided by (used in) investing activities	(613,902)	(1,249,989)

Financing activities
Proceeds from long-term debt	(82,995)	462,155

Cash provided by (used in) financing activities	(82,995)	462,155

Effect of exchange rate changes on cash	15,016	231,626

Inflow (outflow) of cash	637,270	232,105
Cash and cash equivalents, beginning	2,126,150	1,894,045

Cash and cash equivalents, ending	$2,763,420	$2,126,150

Supplemental disclosure of cash flow information:
Income taxes paid	454,180	394,983
Interest paid	77,216	66,068

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008
(U.S. Dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance December 31, 2008	14,062,567	$14,063	$16,259,614	$(4,991,149)	$(244,788)	$11,037,740

Translation adjustment	—	—	—	—	575,990	575,990
Net income	—	—	—	(734,441)	—	(734,441)

Comprehensive income	—	—	—	—	—	(167,451)

Shares issued:
Cancellation of stock	(100,000)	(100)	(79,900)	—	—	(80,000)
Stock option compensation	—	—	277,195	—	—	277,195

Balance December 31, 2009	13,062,567	$13,963	$16,456,909	$(5,734,591)	$331,202	$11,067,483

Translation adjustment	—	—	—	—	223,663	223,663

Net loss	—	—	—	(190,080)	—	(190,080)

Comprehensive income	—	—	—	—	—	33,583

Stock option compensation	—	—	181,318	—	—	181,318

Balance December 31, 2010	13,962,567	$13,963	$16,638,227	$(5,924,671)	$554,865	$11,282,384

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(U.S. Dollars)

1.	BASIS OF PRESENTATION.

          These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”) and NanoChem Solutions Inc. (“NanoChem”). All inter-company balances and transactions have been eliminated. The parent company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

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

          Revenue from product sales is recognized at the time the product is shipped since title and risk of loss is transferred to the purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery to the carrier has occurred, the fee is fixed or determinable, collectability is reasonably assured and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date there have been no such significant post-delivery obligations.

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

          Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2010 and 2009.

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

          The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments. Long term debt relates to borrowings from governmental entities and as such no interest has been imputed on the non-interest bearing loan.

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

          Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2010, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q) Risk Management

          The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $702,486 (59%) as at December 31, 2010 (2009 - $1,030,960 or 67%).

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

(r)	Recent Accounting Pronouncements

          In December 2010, the FASB issued ASU No. 2010-29, ―Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (―ASU 2010-29). The amendments in this ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 is not expected to have a material impact on our Consolidated Financial Statements.

          In December 2010, the FASB issued ASU No. 2010-28, ―Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (―ASU 2010-28). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have an impact on our Consolidated Financial Statements.

3.	ACCOUNTS RECEIVABLE

	2010	2009

Accounts receivable	$1,212,428	$1,552,723
Allowances for doubtful accounts	(13,489)	(8,359)

	$1,198,939	$1,544,364

          The Company has pledged $190,889 (2009 - $231,676) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 8b)

4.	INVENTORIES

	2010	2009

Completed goods	$1,354,578	$1,670,485
Work in progress	142,824	96,935
Raw materials	1,041,788	1,028,887

	$2,539,190	$2,796,307

5.	PROPERTY, EQUIPMENT AND LEASEHOLDS

	2010 Cost	Accumulated Depreciation	2010 Net

Buildings	$3,216,859	$1,566,462	$1,650,397
Plant under construction and equipment	4,922,148	—	4,922,148
Computer hardware	100,733	72,557	28,176
Furniture and fixtures	28,391	18,654	9,737
Office equipment	23,954	19,028	4,926
Manufacturing equipment	2,392,162	1,772,207	619,955
Trailer	28,0654	17,566	10,498
Technology	137,349	—	137,349
Trade show booth	8,736	7,863	873
Truck	11,954	6,975	4,979
Land	478,634	—	478,634

	$11,348,985	$3,481,313	$7,867,672

	2009 Cost	Accumulated Depreciation	2009 Net

Buildings	$3,168,248	$1,385,381	$1,782,867
Plant under construction and equipment	4,190,271	—	4,190,271
Computer hardware	83,725	63,022	20,703
Furniture and fixtures	26,170	15,693	10,477
Office equipment	21,973	16,929	5,044
Manufacturing equipment	2,297,561	1,608,101	689,460
Trailer	26,560	12,000	14,560
Technology	129,985	—	129,985
Trade show booth	8,268	7,088	1,180
Truck	11,313	4,582	6,731
Land	463,648	—	463,648

	$10,427,722	$3,112,796	$7,314,926

          Amount of depreciation expense for 2010: $343,215 (2009: $402,115)

          The following capitalized costs pertaining to our new plant in Taber, Alberta are classified as Plant Under Construction and Equipment and include contracted costs and supplies, but do not include capitalized interest costs. The Company will not begin depreciating the Plant and Equipment until it becomes operational.

	2010 Cost	2009 Cost

Building	$1,063,471	$1,003,057
Building improvements	1,085,613	1,003,156
Manufacturing equipment	2,773,064	2,184,058
Technology	137,349	129,985

	$5,059,497	$4,320,256

          The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan (see Note 8b):

Land	$279,541
Building	1,059,878
Building improvements	1,085,878
Manufacturing equipment	2,845,205
Trailer	10,498
Truck	4,979
Trade show booth	873
Technology	137,349

6.	PATENTS

          In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

          Of the patents costs listed below, $79,582 (2009 - $75,347) are not subject to amortization as at December 31, 2010, as the patents are still in the process of being approved.

	2010 Cost	Accumulated Amortization	2010 Net

Patents	$266,530	$41,350	$225,180

	2009 Cost	Accumulated Amortization	2009 Net

Patents	$252,273	$27,768	$224,505

          Increase in 2010 cost was due to currency conversion. 2010 cost in Canadian dollars - $265,102 (2009 - $265,102 in Canadian dollars).

          Amount of depreciation for 2010: $13,582 (2009: $13,762).

          Estimated depreciation expense over the next five years is as follows:

2011	$12,224
2012	12,224
2013	12,224
2014	12,224
2015	12,224

7.	LONG TERM DEPOSITS

          The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2010	2009

Long term deposits	$7,896	$7,499

8.	LONG TERM DEBT

(a)      Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$915,719) as of December 31, 2010 on an unsecured basis (2009 - $910,801CDN; US$866,627). If the full amount is drawn, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

(b)      Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 in Canadian funds, the Company had borrowed $1,491,000 in Canadian funds ($1,499,051 US) as of December 31, 2010. The Company is required to make interest payments until May 1, 2010 and then must pay down the principal in equal payments until May 1, 2014. The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

Continuity	2010	2009

Balance, January 1	$2,285,314	1,546,836
Less: Payments on loan	75,642	462,155

Effect of exchange rate	(32,155)	276,323

Balance, December 31	$2,328,801	$2,285,314

Outstanding balance at December 31,	2010	2009

a) Long term debt - AAFC	$915,719	$866,627

a) Long term debt - AFSC	1,413,082	1,418,687

Long-term Debt	$2,328,801	$2,285,314
Less: current portion	(122,726)	(74,146)

	$2,206,075	$2,211,168

9.	COMPREHENSIVE INCOME

	2010	2009

Net income (loss)	$(190,080)	$(743,441)
Other comprehensive income	223,655	575,990
Comprehensive income (loss)	$33,575	$(234,451)
Basic and diluted comprehensive loss per share	0.00	(0.02)

10.	INCOME TAX

          The provision for income tax expense (benefit) is compromised of the following:

	2010	2009

Current tax, federal	$604,340	$281,225
Current tax, state	165,840	113,758
Current tax, foreign	—	—

Current tax, total	770,180	394,983

Deferred income tax, federal	(80,000)	(119,000)
Deferred income tax, state	—	—
Deferred income tax, foreign	—	—

Deferred income tax, total	(80,000)	(119,000)

Total	$690,180	$275,983

          Income taxes vary from the amount that would be computed by applying the U.S. statutory federal income tax rate (34%) to income (loss) before income tax expense (benefit):

	2010	2009

Income before taxes, domestic	$1,864,781	$947,312
Income before taxes, foreign	(1,364,681)	(1,414,771)

Income before taxes, total	$500,100	$(467,458)

Expense (recovery) for income taxes at statutory rate (34%)	$170,034	$(173,745)
Impact of lower statutory rates on foreign subsidiary	81,881	70,739
Impact of change in tax rate on foreign subsidiary	111,348	—
Permanent difference – stock based compensation	61,651	94,246
Permanent difference - research	—	7,696
Non-deductible expenses	19,980	6,192
Change in valuation allowance	245,285	270,856

Income tax expense (recovery)	$690,180	$275,983

          Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are consisting of the following:

	US	Foreign	Total 2010	Total 2009

Non-capital loss carry forwards	$—	$1,507,733	$1,507,733	$1,244,644
Property and equipment	199,000	(61,395)	137,605	35,235
Stock based compensation	44,862	—	44,862	—

Valuation allowance	(44,862)	(1,446,338)	(1,491,200)	(1,160,879)

Net deferred tax assets	$199,000	$—	$199,000	$119,000

          A valuation allowance of $1,491,200 has been recorded as of December 31, 2010 (2009 - $1,160,879). Due to uncertainties related to Company’s ability to utilize some of the deferred income tax assets, primarily consisting of the foreign operations in Canada. The valuation allowance is based on the estimates of taxable income in the various jurisdictions in which the company operates and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets of $199,000 as of December 31, 2010 (2009 - $119,000) is primarily dependent upon the ability to generate future taxable income in the U.S.

          The Company’s foreign subsidiary in Canada carried losses for foreign income tax purposes of $6,030,934 (2009 - $4,297,876), which may be carried forward to apply against future income tax in Canada, expiring between 2014 and 2030. The deferred tax benefit of these loss carry-forwards has been offset with a full valuation allowance, due to uncertainties related to the foreign subsidiary to utilize those deferred tax assets before they expire. These losses expire as follows:

2014	457,940
2025	727,789
2026	939,633
2027	843,817
2028	756,095
2029	1,041,470
2030	1,264,190

Accounting for uncertainty for Income Tax

          Effective January 1, 2009, the Company adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

          As at December 31, 2010 and 2009, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2007 through 2010. Loss carryforwards generated or utilized in years earlier than 2007 are also subject to examination and adjustment. The Company has no income tax examinations in process.

          The operating income shown in the income statement is on a consolidated basis. As shown in the income tax reconciliation in Note 10, net income and net loss has been segregated so that the financial statement reader can see that the company has a significant net income before tax in the United States, and a significant loss before tax in ‘foreign’ jurisdictions. On a consolidated basis, the net income earned in the States is being offset by the losses in Canada.

11.          EARNINGS (LOSS) PER SHARE.

	Net income (loss)	Shares (denominator)	Earnings (loss) per share amount

2010 Basic net loss	$(190,080)	13,962,567	$(0.01)

2009 Basic net loss	$(743,441)	14,020,375	$(0.05)

          Options to purchase 1,836,700 shares of the Company’s common stock at prices ranging from $1.50 to $3.60 per share were outstanding during the year ended December 31, 2010 (2009: options to purchase 1,546,700 shares of the Company’s common stock at prices ranging from $2.25 to $3.85 per share were outstanding during the year ended December 31, 2009), but were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock and were anti-dilutive. There were no preferred shares issued and outstanding during the years ended December 31, 2010 or 2009.

12.          STOCK OPTIONS.

          The Company adopted a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years.

          The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

          The following table summarizes the Company’s stock option activity for the years ended December 31, 2010 and 2009:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2008	1,910,700	$3.00 - $4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74

Balance, December 31, 2009	1,546,700	$2.25 - $3.85	$3.25
Granted	315,000	$1.50 – 2.25	$1.87
Cancelled or expired
	(25,000)	$1.50 - $3.85	$1.97

Balance, December 31, 2010	1,836,700	$1.50 – $3.60	$3.03

Exercisable, December 31, 2010	1,708,700	$1.50 – 3.60	$3.03

          The fair value of each option grant is calculated using the following weighted average assumptions:

	2010	2009

Expected life – years	5.0	5.0
Interest rate	1.40 – 2.49%	1.14%
Volatility	60%	65%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.29 – 0.70	$1.01

          During the year ended December 31, 2010, the Company granted 61,000 (2009 – 61,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $20,032 (2009 - $61,384). During the year ended December 31, 2010, employees were granted 254,000 (2009 – 61,000) stock options, which resulted in additional expenses of $65,801 (2009 – $61,384). Options granted in previous years resulted in additional expenses in the amount of $34,690 for consultants and $60,801 for employees during the year ended December 31, 2010. No stock options were exercised during this period.

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

          The following table summarizes the Company’s warrant activity for the three years ended December 30, 2010:

	Number of Shares	Exercise price per share	Weighted average exercise price

Balance December 31, 2007 and 2008	1,477,440	$4.50	$4.50
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	987,400	$4.50	$4.50

Balance December 31, 2009	490,040	$3.00	$3.00
Granted
Exercised
Cancelled/Expired	490,040	$3.00	$3.00

Balance December 31, 2010	—	—	—

14.	CAPITAL STOCK.

          During the year ended December 31, 2010, the Company did not issue any stock.

          During the year ended December 31, 2009, the Company did not issue any stock. The Company cancelled 100,000 shares during the year ended December 31, 2009 (see Note 17).

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

Year ended December 31, 2010:

	EWCP	TPA	Total

Revenue	$936,832	$10,554,569	$11,491,401
Interest expense	75,951	1,265	77,216
Depreciation	46,337	313,205	359,542
Income tax expense	—	690,180	690,180
Segment profit (loss)	(1,634,570)	1,444,490	(190,080)
Segment property, equipment and leaseholds	5,449,885	2,417,787	7,867,672
Expenditures for segment assets	479,811	134,091	613,902

Year ended December 31, 2009:

	EWCP	TPA	Total

Revenue	$852,079	$8,931,417	$9,783,496
Interest expense	61,383	4,685	66,068
Depreciation	51,714	350,401	402,115
Income tax expense	—	394,983	394,983
Segment profit (loss)	(1,636,424)	892,983	(743,441)
Segment property, equipment and leaseholds	4,718,733	2,596,193	7,314,926
Expenditures for segment assets	1,236,204	39,515	1,275,719

Sales by territory are shown below:

	2010	2009

Canada	$357,646	$309,502
United States and abroad	11,133,755	9,473,994

Total	$11,491,401	$9,783,946

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2010	2009

Canada	$5,675,065	$4,943,238
United States	2,417,787	2,596,193

Total	$8,092,852	$7,539,431

          Three customers accounted for $7,033,072 (61%) of sales made in the year (2009 - $6,277,651 or 64%).

16.	COMMITMENTS.

          We are committed to minimum rental payments for property and premises aggregating approximately $365,688 over the term of three leases, the last expiring on July 31, 2014.

          Commitments in each of the next five years are as follows:

2011	$163,608
2012	$75,760
2013	$78,837
2014	$47,463

17.	CONTINGENCIES.

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

18.	SUBSEQUENT EVENTS.

          Subsequent to the year ended December 31, 2010:

          On January 1, 2011, the Company issued 157,000 stock options to employees and 201,000 stock options to consultants. The strike price varies from $1.50 – 2.00, with vesting dates varying from December 31, 2011 to December 31, 2015 and all expire December 31, 2015.

          In February 2011, the Company purchased and cancelled 792,576 shares of its common stock. The stock was purchased from an institutional fund that would have preferred to retain its position, but due to a change in mandate was required to divest. The purchase price was $1.30 per share for a total expenditure of $1,030,349. The issued and outstanding shares of the company are reduced by 5.7% to 13,169,991 from 13,962,567.

19.	COMPARATIVE FIGURES

          Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

          As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

          None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	54	President, Director
John H. Bientjes	57	Director
Dr. Robert N. O’Brien	89	Director
Dale Friend	56	Director
Eric Hodges	67	Director

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

          Dale Friend has been a director since December 2002. She has a diversified background in the area of accounting and her experience has been primarily in business, offering a wide range of accounting knowledge. Ms. Friend has worked for a number of companies in their accounting departments, including Novas Capital Corp. and DB Perks & Associates. She is currently working as Contract Accountant for Monexa Solutions as well as Delcor Holdings. Monexa is a leader in Flexible Subscription Billing and recurring payments and Delcor is a privately held investment company.

          Eric Hodges has been a director since September 2004. Mr. Hodges is an accountant from Victoria who has over three decades of experience. He received his financial education from the University of Washington in Seattle where he played for the Huskies football program. Mr. Hodges continued playing football after college, with a successful, multiyear professional career with the British Columbia Lions of the Canadian Football League. Since 2001, Mr. Hodges has owned and operated Eric G. Hodges & Associates, a Victoria-based accounting firm with both Canadian and U.S. clientele. Mr. Hodges is extremely familiar with both Canadian and United States generally accepted accounting principles (“GAAP”), since he has clients in both countries. Furthermore, his wide range of experience with small and quickly growing companies is an asset to the board of directors.

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

          Our Audit Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications with our board of directors, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. Mr. Hodges meets the SEC’s definition of audit committee financial expert. Each member of the Audit Committee is “independent” as that term is defined in Section 803 of the listing standards of the NYSE AMEX.

          Our Compensation Committee, consisting of John Bientjes, Dale Friend and Eric Hodges, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2010, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

          We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff. Interested persons may also obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

          We believe our directors are qualified to act as such due to their longstanding relationship with us.

Item 11.	Executive Compensation.

Summary Compensation Table

          The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2010.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2010	$175,624	—	—	—	—	$175,624
President and Chief Executive Officer	2009	$177,000	—	—	—	—	177,000

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

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

          The options are subject to adjustment by reason of a recapitalization, reclassification, stock split, combination of shares, dividend or other distribution payable in capital stock. Upon a merger, liquidation, dissolution or other consolidation, we will provide each option holder with one-months’ prior written notice informing the option holder that he or she may exercise the option in full (to the extent it has not been previously exercised) within the one-month period. Following the expiration of the one month period, the option will terminate.

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

          The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2010, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

	(a)	(b)	(c)

Stock Option Program	1,836,700	$3.03	Not Applicable

Total	1,836,700	$3.03

As of December 31, 2010 options to purchase 1,836,700 shares of our common stock were outstanding under our Stock Option Program. The exercise price of these options varies between $1.50 and $3.60 per share. The options expire at various dates between January 5, 2011 and April 16, 2015.

          The following tables show, during the fiscal year ended December 31, 2010, the options granted to, and the options exercised and held by, the persons named below. All options were granted pursuant to our Stock Option Program.

Options Granted

Name	Grant Date	Options Granted (#)	Exercise Price Per Share	Expiration Date

Daniel O’Brien	—	—	—	—

Options Exercised

Name	Shares Acquired On Exercise (1)	Value Realized (2)

Daniel O’Brien	—	—

(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2010.

(2)

With respect to options exercised during the fiscal year ended December 31, 2010, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying unexercised options which are:
			Exercise Price	Expiration Date
Name	Exercisable	Unexercisable

Daniel O’Brien	500,000	—	3.25	01/05/11

Director Compensation

          We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $2,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

          Our directors received the following compensation in 2010:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

Robert N. O’Brien	—	—	—
John H. Bientjes	$2,000	—	$2,178
Dale Friend	$2,000	—	$2,178
Eric Hodges	$2,000	—	$2,178

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

The terms of outstanding options granted to our directors are shown below.

Name	Option Price	No. of Options	Expiration Date

Robert N. O’Brien	$3.25	250,000	January 5, 2011
John H. Bientjes	$3.25	5,000	January 5, 2011
John H. Bientjes	$3.60	5,000	December 18, 2012
John H. Bientjes	$3.60	5,000	January 31, 2013
John H. Bientjes	$2.25	5,000	January 1, 2014
John H. Bientjes	$1.50	5,000	December 31, 2014
Dale Friend	$3.25	5,000	January 5, 2011
Dale Friend	$3.60	5,000	December 18, 2012
Dale Friend	$3.60	5,000	January 31, 2013
Dale Friend	$2.25	5,000	January 1, 2014
Dale Friend	$1.50	5,000	December 31, 2014
Eric Hodges	$3.25	5,000	January 5, 2011
Eric Hodges	$3.60	5,000	December 18, 2012
Eric Hodges	$3.60	5,000	January 31, 2013
Eric Hodges	$2.25	5,000	January 1, 2014
Eric Hodges	$1.50	5,000	December 31, 2014

          Daniel B. O’Brien is not compensated for serving as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table shows the beneficial ownership of our common stock as of March 10, 2011 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	34.3%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

Dr. Robert N. O’Brien	1,775,000	13.5%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

John Bientjes	35,000	0.3%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Dale Friend	20,000	0.2%
3009 E. Kent Ave.
Vancouver, BC
Canada V5S 4P6

Eric Hodges	20,000	0.2%
#110 - 4252 Commerce Circle
Victoria, BC V8Z 4M2

All officers and directors as a group (5 persons)	6,371,900	48.38%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 10, 2011, listed below.

Name	No. of Options	Exercise Price	Expiration Date

John Bientjes	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014
	5,000	$1.50	December 31, 2014

Dale Friend	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014
	5,000	$1.50	December 31, 2014

Eric Hodges	5,000	$3.60	December 18, 2012
	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014
	5,000	$1.50	December 31, 2014

Item 13.	Certain Relationships and Related Transactions, Director Independence.

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

          Meyers Norris Penny LLP, Chartered Accountants (“MNP”) examined our financial statements for the year ended December 31, 2010 and 2009. . Since we did not engage MNP until March 2010, MNP did not bill us for any services during the year ended December 31, 2009. See Item 9 of this report.

Audit Fees

          MNP was paid $55,809 and CJW was paid $51,596 for the for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Audit-Related Fees

          MNP was paid $7,376 and CJW was paid $7,130 for the fiscal years ended December 31, 2010 and 2009, respectively, for the audit or review of our financial statements

Tax Fees

          MNP was paid $9,706 and CJW was paid $28,143 for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2009 and 2008.

All Other Fees

          MNP nor CJW was paid no other fees for professional services during the fiscal years ended December 31, 2010 and 2009.

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

          During the year ended December 31, 2010 our Audit Committee approved all of the fees paid to MNP. Our Audit Committee has determined that the rendering of all other non-audit services by MNP is compatible with maintaining MNP’s independence. During the year ended December 31, 2010, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

Dated: March 31, 2011.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

By:

Name: Daniel B. O’Brien
Title: President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

	President, Chief Executive	March 31, 2011
Daniel B. O’Brien	Officer, Principal Financial and
Accounting Officer and a
Director

	Director	March 31, 2011

John H. Bientjes

	Director	March 31, 2011

Robert N. O’Brien

	Director	March 31, 2011

Dale Friend

	Director	March 31, 2011

Eric G. Hodges