Form 10-Q
period 2011-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2011-05-16
CIK 1069394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 001-31540


                      FLEXIBLE SOLUTIONS INTERNATIONAL INC.
                     --------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                  Nevada                            91-1922863
      --------------------------------         -------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)


                  615 Discovery St.
        Victoria, British Columbia, Canada                      V8T 5G4
  -------------------------------------------------           ----------
  (Address of Issuer's Principal Executive Offices)           (Zip Code)

  Issuer's telephone number:     (250) 477-9969


                                       N/A
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes [ ]                        No [X]

         Class of Stock           No. Shares Outstanding           Date
         --------------           ----------------------           ----
             Common                     13,169,991            April 30, 2011

                                    FORM 10-Q

                                      Index

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

              (a)Unaudited Consolidated Balance Sheets at March 31, 2011 and
                 December 31, 2010.

              (b)Unaudited Consolidated Statements of Operations for the
                 Three Months Ended
                 March 31, 2011 and 2010.

              (c)Unaudited Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2011 and 2010.

              (d)Notes to Unaudited Consolidated Financial Statements for
                 the Period Ended
                 March 31, 2011.

Item 2.       Management's Discussion and Analysis or Plan of Operation.

Item 4 and 4T.Controls and Procedures.

PART II.      OTHER INFORMATION

Item 6.       Exhibits.

SIGNATURES

      CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for the purposes of the federal and state securities laws, including, but not limited to: any projections of earnings, revenue or other financials items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

     For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010.

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements.

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                At March 31, 2011
                                 (U.S. Dollars)

                                                 March 31,
                                                   2011          December
                                                                    31,
                                                (Unaudited)        2010
                                                ------------    ------------
Assets
Current
  Cash and cash equivalents                     $   525,709     $ 2,763,420
  Accounts receivable                             3,124,584       1,198,939
  Inventory                                       2,529,348       2,539,190
  Prepaid expenses                                  158,984         192,269
                                                ------------    ------------
                                                  6,338,625       6,693,819

Property, equipment and leaseholds                8,222,659       7,867,672
Patents                                             227,832         225,180
Long term deposits                                    8,087           7,895
Deferred tax asset                                  199,000         199,000
                                                ------------    ------------
                                                $14,996,203     $14,993,565
                                                ============    ============
Liabilities
Current
  Accounts payable and accrued liabilities      $   619,806         512,380
  Deferred revenue                                  304,975         250,000
  Taxes payable                                     940,000         620,000
  Current portion of long term debt                 127,273         122,726
                                                ------------    ------------
                                                  1,992,054       1,505,106
Long Term
  Loans                                           2,230,479       2,206,075
                                                ------------    ------------
                                                  4,222,533       3,711,181
Stockholders' Equity
Capital stock
Authorized
 50,000,000 Common shares with a par value
 of $0.001 each
 1,000,000 Preferred shares with a par
 value of $0.01 each
Issued and outstanding
  13,169,991 (2010: 13,962,567) common
  shares                                             13,170          13,963
Capital in excess of par value                   15,645,509      16,638,227
Other comprehensive income                          681,555         554,865
Deficit                                          (5,566,564)     (5,924,671)
                                                ------------    ------------
Total Stockholders' Equity                       10,773,670      11,282,384
                                                ------------    ------------
Total Liabilities and Stockholders' Equity      $14,996,203     $14,993,565
                                                ============    ============
Commitments (Note 13)

         -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2011 and 2010
                           (U.S. Dollars -- Unaudited)

                                                 Three Months Ended March
                                                           31,
                                                ---------------------------
                                                    2011           2010
                                                --------------  -----------

Sales                                           $  4,357,467    $3,384,846
Cost of sales                                      2,573,948     1,852,532
                                                --------------  -----------
Gross profit                                       1,783,519     1,532,314
                                                --------------  -----------
Operating expenses
  Wages                                              470,838       377,153
  Administrative salaries and benefits                93,614        84,355
  Advertising and promotion                           37,610        28,774
  Investor relations and transfer agent fee           25,824        23,496
  Office and miscellaneous                            97,335       100,206
  Insurance                                           56,098        50,616
  Interest expense                                    19,281        18,742
  Rent                                                44,665        41,183
  Consulting                                          30,691        33,227
  Professional fees                                   44,931        41,611
  Travel                                              32,650        25,503
  Telecommunications                                   8,908         9,772
  Shipping                                             8,119         5,868
  Research                                            14,115        18,855
  Commissions                                         66,658        42,384
  Bad debt expense (recovery)                              -

                                                                     5,253
  Currency exchange                                   12,923        10,284
  Utilities                                           41,152        30,359
                                                --------------  -----------
Total operating expenses                           1,105,412       947,641
                                                --------------  -----------
Operating income (loss)                              678,107       584,673
Interest income                                            -             -
                                                --------------  -----------
Income (loss) before income tax                      678,107       584,673
                                                --------------  -----------
Provision for income taxes                          (320,000)      (69,000)
                                                --------------  -----------
Net income (loss)                                    358,107       515,673

Net income (loss) per share (basic and
 diluted)                                       $       0.03     $    0.04
                                                --------------  -----------
Weighted average number of  common shares         13,592,698    13,962,567
                                                --------------  -----------

         -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2011 and 2010
                           (U.S. Dollars -- Unaudited)

                                                 Three Months Ended March
                                                           31,
                                                ---------------------------
                                                   2011            2010
                                                ------------    -----------

Operating activities
  Net income (loss)                             $   358,107     $  515,673
  Stock compensation expense                         36,839         28,186
  Depreciation                                       81,153         86,738
Changes in non-cash working capital items:
  (Increase) Decrease in accounts receivable     (1,916,725)      (565,878)
  (Increase) Decrease in inventory                   24,899       (180,130)
  (Increase) Decrease in prepaid expenses            34,666          3,630
  Increase (Decrease) in accounts payable           110,908        (40,167)
  Increase (Decrease) in taxes payable              320,000         69,000
  Increase (Decrease) in deferred revenue            54,975              -
                                                ------------    -----------

Cash provided by (used in) operating
 activities                                        (895,178)      (429,588)
                                                ------------    -----------
Investing activities
  Acquisition of property and equipment            (287,698)       (76,320)
                                                ------------    -----------

Cash provided by (used in) investing
 activities                                        (287,698)       (76,320)
                                                ------------    -----------
Financing activities
  Loan                                              (30,758)             -
  Purchase of common stock                       (1,030,349)             -
                                                ------------    -----------

Cash provided (used) by financing activities     (1,061,107)             -
                                                ------------    -----------

Effect of exchange rate changes on cash               6,272        15,688
                                                ------------    -----------

Inflow (outflow) of cash                         (2,237,711)      (490,220)
Cash and cash equivalents, beginning              2,763,420      2,126,150
                                                ------------    -----------

Cash and cash equivalents, ending               $   525,709     $1,635,930
                                                ------------    -----------
Supplemental disclosure of cash flow
 information:
Income taxes paid                               $         -     $   69,000
Interest paid                                   $    19,281     $   18,742
                                                ------------    -----------


         -- See Notes to Unaudited Consolidated Financial Statements --

                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Period Ended March 31, 2011
                                 (U.S. Dollars)

1.    BASIS OF PRESENTATION.

     These unaudited consolidated financial statements of Flexible Solutions International, Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2010 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2011, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

     These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the "Company"), and its wholly-owned subsidiaries Flexible Solutions, Ltd. ("Flexible Ltd.") and NanoChem Solutions Inc. All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

     The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. The Company's primary product, HEAT$AVR(R), is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATER$AVR(R), is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as "TPAs"), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

       (d) Property, Equipment and Leaseholds.

     The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

                 -----------------------------------------------------
                 Computer hardware             30% Declining balance
                 Automobile                    30% Declining balance
                 Trade show booth              30% Declining balance
                 Furniture and fixtures        20% Declining balance
                 Manufacturing equipment       20% Declining balance
                 Office equipment              20% Declining balance
                 Building and improvements     10% Declining balance
                 Leasehold improvements        Straight-line over
                                               lease term
                 -----------------------------------------------------

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

      (e) Impairment of Long-Lived Assets.

     In accordance with FASB Codification Topic 360, "Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the sum of the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset's carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

      (f)   Foreign Currency.

     The functional currency of one of the Company's subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the subsidiary's functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in stockholders' equity.

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

      (h) Stock Issued in Exchange for Services.

     The Company's common stock issued in exchange for services is valued at an estimated fair market value based upon trading prices of the Company's common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

      (i) Stock-based Compensation.

     The Company recognizes compensation expense for all share-based payments, in accordance with FASB Codification Topic 718, Compensation -- Stock Compensation, (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

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

      (k) Income (loss) Per Share.

     Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2011 and 2010.

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

      (m) Financial Instruments.

     The fair market value of the Company's financial instruments comprising cash and cash equivalents, accounts receivable, and accounts payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

     The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

      (n) Fair Value of Financial Instruments

     In August 2009, an update was made to Fair Value Measurements and Disclosures -- "Measuring Liabilities at Fair Value." This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to the Company's consolidated financial statements.

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

     o Level 1 - Quoted prices in active markets for identical assets or liabilities

     o Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

     o Level 3 -- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

     Per FASB ASC 740 "Income taxes" under the liability method, it is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2011, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company's tax positions are recorded as Interest Expense.

     (q) Risk Management

     The Company's credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company's management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,615,743 (52%) as at March 31, 2011 (2010 - $702,486 or 59%).

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

     (r)  Recent Accounting Pronouncements

     In December 2010, the FASB issued ASU No. 2010-29, -Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (-ASU 2010-29). The amendments in this ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not have a material impact on the Company's Consolidated Financial Statements.

     In December 2010, the FASB issued ASU No. 2010-28, -Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (-ASU 2010-28). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 on January 1, 2011 did not have an impact on the Company's Consolidated Financial Statements.

3.    ACCOUNTS RECEIVABLE

      -----------------------------------------------------------
                                         2011           2010
                                     ----------------------------
      Accounts receivable            $3,138,422      $1,212,428
      Allowances for doubtful
       accounts                         (13,838)        (13,489)
                                     -------------- -------------
                                     $3,124,584      $1,198,939
      -----------------------------------------------------------

     The Company has pledged $350,748 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 8b).

4.    INVENTORIES

      ----------------------------------------------------
                                  2011           2010
                              ----------------------------
      Completed goods          $1,204,443    $1,354,578
      Works in progress            75,511       142,824
      Raw materials             1,249,394     1,041,788
                              -------------  -------------
                               $ 2,529,348   $2,539,190
      ----------------------------------------------------

5.    PROPERTY, PLANT & EQUIPMENT

    ----------------------------------------------------------------------
                                      2011      Accumulated     2011
                                      Cost      Depreciation    Net
                                   ------------ -----------  -----------
    Buildings                       $3,216,859  $1,607,905   $1,608,954
    Plant under  construction and
     equipment                       5,346,283          --    5,346,283
    Computer hardware                  102,391      75,967      26,424
    Furniture and fixtures              28,907      19,511       9,396
    Office equipment                    24,573      19,772       4,801
    Manufacturing equipment          2,397,907   1,813,384     584,523
    Trailer                             28,790      18,828       9,962
    Technology                         140,901           -      140,901
    Trade show booth                     8,962       8,134          828
    Truck                               12,263       7,539        4,724
    Land                               485,863           -      485,863
                                   ------------ -----------  -----------
                                   $11,936,699  $3,571,040   $8,222,659
    ----------------------------------------------------------------------


    --------------------------------------------------------------------------
                                            2010     Accumulated    2010
                                            Cost    Depreciation     Net
                                       --------------------------------------
    Buildings                           $3,216,859   $1,566,462    $1,650,397
    Plant under construction and
     equipment                           4,922,148           --     4,922,148
    Computer hardware                      100,733       72,557        28,176
    Furniture and fixtures                  28,391       18,654         9,737
    Office equipment                        23,954       19,028         4,926
    Manufacturing equipment              2,392,162    1,772,207       619,955
    Trailer                                28,0654       17,566        10,498
    Technology                             137,349           --       137,349
    Trade show booth                         8,736        7,863           873
    Truck                                   11,954        6,975         4,979
    Land                                   478,634           --       478,634
                                       --------------------------------------
                                       $11,348,985   $3,481,313    $7,867,672
    --------------------------------------------------------------------------

     Amount of depreciation expense for 2011: $81,153 (2010: $83,806)

     As of March 31, 2011, the following capitalized costs pertaining to our new plant in Taber, Alberta are classified as Plant Under Construction and Equipment and include contracted costs and supplies, but do not include capitalized interest costs. The Company will not begin depreciating the Plant and Equipment until it becomes operational.

           --------------------------------------------------------------------
                                                      2011             2010
                                                       ----             ----
           Building                                 1,090,972       1,063,471
           Building improvements                    1,116,492       1,085,613
           Manufacturing equipment                  3,117,387       2,773,064
           Technology                                 140,901         137,349
                                                  -----------      -----------
                                                    5,487,184       5,059,497
           --------------------------------------------------------------------

     The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan. (See Note 8b):

         ----------------------------------------
         Land                      $  286,770
         Building                   1,090,972
         Building improvements      1,116,492
         Manufacturing equipment    3,185,982
         Trailer                        9,962
         Truck                          4,725
         Trade show booth                 828
         Technology                   140,901
         ----------------------------------------

6.    PATENTS

     In fiscal 2005, the Company started the patent process for additional WATER$AVR(R) products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

     Of the patents costs listed below, $81,042 (2010 - $79,582) are not subject to amortization as of March 31, 2011, as the patents are still in the process of being approved.

                        2011       Accumulated       2011
                        Cost       Amortization      Net
      -------------------------------------------------------

      Patents        $273,408      $ 45,575          $227,832
      -------------------------------------------------------


                        2010       Accumulated       2010
                        Cost       Amortization      Net
      ---------------------------------------------------------

      Patents        $266,530      $ 41,350          $225,180
      ---------------------------------------------------------

     Increase in 2011 cost was due to currency conversion. 2011 cost in Canadian dollars - $265,102 (2010 - $265,102 in Canadian dollars).

     Amount of depreciation for 2011 - $2,932 (2010 - $2,932)

     Estimated depreciation expense over the next five years is as follows:

      -----------------------
      2011      $   11,865
      2012          11,865
      2013          11,865
      2014          11,865
      2015          11,865
      -----------------------


7.    LONG TERM DEPOSITS

     The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

      ----------------------------------------------------
                                        2011         2010
                                      --------------------
      Long term deposits              $ 8,087      $ 7,895

      ----------------------------------------------------

8.    LONG TERM DEBT

(a) Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada ("AAFC"). Eligible for up to $1,000,000 Canadian funds, the Company had an outstanding balance of $910,801 in Canadian funds ($939,400 US) as of March 31, 2011, on an unsecured basis. If the full amount is borrowed, the repayment schedule is as follows:

      Amount Due (in CDN funds) Payment Due Date
      ------------------------  ----------------
              $200,000           January 1, 2012
              $200,000           January 1, 2013
              $200,000           January 1, 2014
              $200,000           January 1, 2015
              $200,000           January 1, 2016

(b) Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. ("AFSC"). Eligible for up to $2,000,000 Canadian funds, the Company had an outstanding balance of $1,375,172 in Canadian funds ($1,418,352 US) as of March 31, 2011. The Company was required to make interest payments until May 1, 2010 and then effective May 1, 2010 equal monthly payments of principal and interest of $15,829 in Canadian funds ($16,325 US) until May 1, 2014. The Company has pledged its building in Taber, Alberta, as well as equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

Continuity:
Balance at December 31, 2009           $     2,285,314
Less: loan repayment                           (75,642)
Effect of exchange rate                        119,129
                                     -------------------

Balance at December 31, 2010           $     2,328,801
Less: loan repayment                           (30,757)
Effect of exchange rate                         59,708
                                     -------------------

Balance at March 31, 2011              $     2,357,752
                                     ===================

Outstanding balance at:                  2011           2010
a)    Long term debt - AAFC        $  939,400     $  915,719
b)    Long term debt - AFSC         1,418,352      1,413,082
                                 -------------    -----------
Long term debt                    $ 2,357,752     $2,328,801
Less current portion                 (127,273)       (122,726)
                                 -------------    -----------
                                  $ 2,230,479     $2,206,075
                                 =============    ===========

9.    STOCK OPTIONS

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

     The following table summarizes the Company's stock option activity for the years ended December 31, 2009, 2010 and the period ended March 31, 2011:

  -----------------------------------------------------------------------------
                                                   Exercise      Weighted
                                   Number of         price        average
                                    shares         per share   exercise price
                                ----------------  -----------  --------------

  Balance, December 31, 2008      1,910,700       $3.00-$4.55      $3.38
  Granted                           122,000             $2.25      $2.25
  Cancelled or expired             (204,740)      $3.00-$4.60      $3.74
                                ----------------  -----------  --------------
  Balance, December 31, 2009      1,546,700       $2.25-$3.85      $3.25
  Granted                           315,000       $1.50-$2.25      $1.87
  Cancelled or expired              (25,000)      $1.50-$3.85      $1.97
                                ----------------  -----------  --------------
  Balance, December 31, 2010      1,836,700       $1.50-$3.60      $3.03
                                ----------------  -----------  --------------
  Granted                           358,000       $1.50-$2.00      $1.61
  Cancelled or expired            1,134,000       $1.90-$3.60      $3.20
                                ----------------  -----------  --------------
  Balance, March 31, 2011         1,060,700       $1.50-$3.60      $2.38
                                ----------------  -----------  --------------
  Exercisable, March 31, 2011       611,700       $1.50-$3.60      $2.85
  -----------------------------------------------------------------------------

     The fair value of each option grant is calculated using the following weighted average assumptions:

   -------------------------------------------------------------------
                                            2011           2010
                                         -----------    ------------
   Expected life - years                     5.0            5.0
   Interest rate                             1.8%     1.4 - 2.49%
   Volatility                                 62%             60%
   Dividend yield                             --%             --%
   Weighted average fair value of
    options granted                   $0.39-0.50      $0.29-0.70
   -------------------------------------------------------------------

     During the three months ended March 31, 2011 the Company granted 196,000 options to consultants that resulted in $13,550 in expenses this quarter. During the same period, 162,000 options were granted to employees, resulting in $17,317 in expenses this quarter. Options granted in previous quarters resulted in additional expenses in the amount of $5,971 for employees during the quarter ended March 31, 2011. No stock options were exercised during the period.

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


10.   WARRANTS

     On April 14, 2005, the Company announced that it had raised $3,375,000 pursuant to a private placement. The investors in this offering purchased 900,000 shares of the Company's common stock at a per-share price of $3.75, together with warrants to purchase up to 900,000 additional shares of the Company's common stock. The warrants originally had a 4 year term and were exercisable at a price of $4.50 per share.

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

     The following table summarizes the Company's warrant activity for the three years ended December 30, 2010 (no subsequent activity):

                                    Number of       Exercise        Weighted
                                     Shares        price per         average
                                                     share       exercise price
                                   ------------   -------------  ---------------
Balance  December  31,  2007 and     1,477,440          $ 4.50            $ 4.50
2008
Granted                                      -               -                 -
Exercised                                    -               -                 -
Cancelled/Expired                      987,400          $ 4.50            $ 4.50
                                   ------------   -------------  ---------------
Balance December 31, 2009              490,040          $ 3.00            $ 3.00
Granted
Exercised
Cancelled/Expired                      490,040          $ 3.00            $ 3.00
                                   ------------   ------------------------------
Balance December 31, 2010 and                -               -                 -
March 31, 2011

11.   CAPITAL STOCK.

     On February 16, 2011 the Company repurchased and cancelled 792,576 shares of common stock for $1.30 per share, for a total of $1,030,349.

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

     (b) Manufacture of biodegradable polymers ("BCPA's") used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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


      Three months ended March 31, 2011:
      -------------------------------------------------------------------
                                     EWCP         BPCA          Total
                                   ----------   ----------   ------------
      Revenue                      $411,317     $3,946,150   $ 4,357,467
      Interest revenue                   -               -             -
      Interest expense              19,281               -        19,281
      Depreciation and
        amortization                10,807          70,346        81,153
      Segment profit (loss)       (470,252)        828,359       358,107
      Segment assets             5,857,849       2,364,810     8,222,659
      Expenditures for
       segment assets              270,329          17,369       287,698
      -------------------------------------------------------------------

      Three months ended March 31, 2010:
      -------------------------------------------------------------------
                                     EWCP         BPCA          Total
                                   ----------   ----------   ------------
      Revenue                      $280,800     $3,104,046   $ 3,384,846
      Interest revenue                   -               -             -
      Interest expense              17,794             948        18,742
      Depreciation and
       amortization                 11,278          75,460        86,738
      Segment profit (loss)       (413,520)        929,193       515,673
      Segment assets             5,180,735       2,520,733     7,701,468
      Expenditures for
       segment assets               75,876             444        76,320
      -------------------------------------------------------------------

      The sales generated in the United States and Canada are as follows:
    ---------------------------------------------------------------------
                                                   2011          2010
                                                -----------    ----------
    Canada                                      $  205,766     $ 165,914

    United States and abroad                     4,151,701     3,218,932
                                                -----------    ----------
    Total                                       $4,357,467    $3,384,846
    ---------------------------------------------------------------------

      The Company's long-lived assets are located in Canada and the United States as follows:
    ---------------------------------------------------------------------
                                                   2011          2010
                                                -----------    ----------
    Canada                                      $6,226,649     $5,675,065
    United States                                2,223,842      2,417,787
                                                -----------    ----------
    Total                                       $8,450,491     $8,092,852
    ---------------------------------------------------------------------

       Three customers accounted for $2,506,107 (64%) of sales made in the period (2010 - $2,025,581 or 59%).

13.   COMMITMENTS.

     The Company is committed to minimum rental payments for property and premises aggregating approximately $333,119 over the term of three leases, the last expiring on July 31, 2014.

     Commitments in each of the next four years are approximately as follows:

        ---------------------
        2011          123,587
        2012           78,563
        2013           81,750
        2014           49,219
        ---------------------

14.   COMPARATIVE FIGURES.

     Certain of the comparative figures have been reclassified to conform with the current year's presentation.

Item 2. Management's Discussion and Analysis of Results of Operation and Financial Condition.

Overview

     The Company develops, manufactures and markets specialty chemicals that slow the evaporation of water. The Company also manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries.

Results of Operations

     The Company has two product lines:

     Energy and Water Conservation products - The Company's HEAT$AVR(R) product is used in swimming pools and spas. The product forms a thin, transparent layer on the water's surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water. WATER$AVR(R), a modified version of HEAT$AVR(R), can be used in reservoirs, potable water storage tanks, livestock watering ponds, canals, and irrigation ditches.

     BCPA products - The second product, TPA's (i.e. thermal polyaspartate biopolymers), are biodegradable polymers used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

     Material changes in the Company's Statement of Operations for the three months ended March 31, 2011 are discussed below:

Three Months Ended March 31, 2011
---------------------------------
                 Increase (I) or
Item              Decrease (D)     Reason
----              ------------     ------
Sales
    EWCP products       I       Increase in customer inventory to more normal
                                level has resulted in greater sales.

    BPCA products       I       Increased sales across all market verticals due
                                to increased success in sales activity.

Gross Profit            I       Increased sales.

Wages                   I       Increased sales.

Administrative          I       Increased sales.
salaries and
benefits

Commissions             I       Increased sales for the quarter  resulted
                                in higher commissions.

Utilities               I       Increased work at the Taber plant has required
                                increased used of energy. Once the facility is operational, these costs will be allocated to overhead.

Capital Resources and Liquidity

The Company's sources and (uses) of cash for the three months ended March 31, 2011 and 2010 are shown below:
                                               2011          2010
                                               ----          ----
Cash used by operations                       (895,178)     (429,588)
Construction of plant in                      (270,329)      (75,876)
Taber, AB
Purchases of equipment                         (17,369)         (444)
Repayment of loans                             (30,758)            -
Purchase of common stock                    (1,030,349)
Changes in exchange rates                        6,272        15,688

     In February 2011, the Company purchased 792,576 shares of its common stock from unrelated third parties. The shares were acquired in privately negotiated transactions for a total purchase price of $1,030,349. None of the share were acquired in open market transactions.

     In 2007, the Company began construction of a plant in Taber Alberta. The plant will be used to manufacture aspartic acid which is the major component of TPAs. Presently the Company buys its aspartic acid from China where the base raw material is oil. The Company's plant in Taber will use sugar as the base raw material. Although the Company expects that it will still import some aspartic acid from China, using aspartic acid manufactured by its plant from sugar will reduce its raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

     The Company expects that the Taber plant will begin commercial production in 2011 and expects to spend approximately another $200,000 before commercial production begins.

     The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2011 working capital was $3,376,569 (2010 - $5,188,713) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

     The Company is committed to minimum rental payments for property and premises aggregating approximately $333,119 over the term of three leases, the last expiring on July 31, 2014.

     Commitments in each of the next four years are approximately as follows:

        ---------------------
        2011          123,587
        2012           78,563
        2013           81,750
        2014           49,219
        ---------------------

     Other than as disclosed in this report, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Other than as disclosed in this report, the Company does not know of any significant changes in its expected sources and uses of cash.

     The Company does not have any lines of credit or similar financing arrangements.

     See Note 2 to the financial statements included as part of this report for a description of the Company's significant accounting policies and recent accounting pronouncements.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2011. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.     Exhibits.

Number           Description
-----            -----------
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

May 16, 2011

                                     FLEXIBLE SOLUTIONS INTERNATIONAL, INC.


                                     By:     /s/ Daniel B. O'Brien
                                             --------------------------------
                                     Name:    Daniel B. O'Brien
                                     Title:   President and Principal
                                              Executive Officer

                                     By:       /s/ Daniel B. O'Brien
                                              --------------------------------
                                     Name:    Daniel B. O'Brien
                                     Title:   Principal Financial and
                                              Accounting Officer