Form 10-Q
period 2011-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2011-08-15
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission File Number:  001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
 (Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery St. Victoria, British Columbia, Canada	V8T 5G4
(Address of Issuer's Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:  (250) 477-9969

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	August 1, 2011

FORM 10-Q

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures; and

●	Operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 2011
(U.S. Dollars)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Current
Cash and cash equivalents	$197,618	$2,763,420
Accounts receivable	2,950,909	1,198,939
Inventory	3,209,832	2,539,190
Prepaid expenses	195,580	192,269
	6,553,939	6,693,819

Property, equipment and leaseholds	8,507,384	7,867,672
Patents	225,850	225,180
Long term deposits	8,127	7,895
Deferred tax asset	199,000	199,000
	$15,494,300	$14,993,565
Liabilities
Current
Accounts payable and accrued liabilities	$1,034,090	$512,380
Deferred revenue	304,975	250,000
Taxes payable	310,000	620,000
Short term line of credit	500,000	-
Current portion of long term debt	336,924	122,726
	2,278,629	1,505,106
Long Term
Loans	2,001,351	2,206,075
	$4,487,340	$3,711,181
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (2010: 13,962,567) common shares	13,170	13,963
Capital in excess of par value	15,680,743	16,638,227
Other comprehensive income	704,877	554,865
Deficit	(5,391,830)	(5,924,671

Total Stockholders’ Equity	11,006,960	11,282,384

Total Liabilities and Stockholders’ Equity	$15,494,300	$14,993,565

Commitments and contingencies (Note 14 and 15)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2011	2010

Sales	$3,930,075	$2,833,552
Cost of sales	2,246,652	1,592,647

Gross profit	1,683,423	1,240,905

Operating expenses
Wages	418,113	413,638
Administrative salaries and benefits	92,777	94,716
Advertising and promotion	18,865	23,424
Investor relations and transfer agent fee	61,842	25,351
Office and miscellaneous	156,990	94,418
Insurance	58,725	48,664
Interest expense	20,808	18,352
Rent	44,541	42,375
Consulting	22,703	23,556
Professional fees	174,368	50,790
Travel	39,804	25,434
Telecommunications	9,604	8,854
Shipping	8,317	10,490
Research	21,314	28,999
Commissions	30,581	35,071
Currency exchange	21,683	(7,740)
Utilities	12,654	25,023

Total operating expenses	1,213,689	961,414

Operating income (loss)	469,734	279,490

Interest income	-	-

Income (loss) before income tax	469,734	279,490

Provision for income taxes	(295,000)	(413,080)

Net income (loss)	174,734	(133,590)

Net income (loss) per share (basic)	$0.01	$(0.01)
Net income (loss) per share (diluted)	$0.01	$(0.01)
Weighted average number of common shares (basic)	13,169,991	13,962,567
Weighted average number of common shares (diluted)	13,294,503	13,962,567

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2011 and 2010
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2011	2010

Sales	$8,287,542	$6,218,398
Cost of sales	4,820,600	3,445,179

Gross profit	3,466,942	2,773,219

Operating expenses
Wages	888,951	790,791
Administrative salaries and benefits	186,391	179,071
Advertising and promotion	56,475	52,198
Investor relations and transfer agent fee	87,666	48,847
Office and miscellaneous	254,325	194,624
Insurance	114,823	99,280
Interest expense	40,089	37,094
Rent	89,206	83,558
Consulting	53,394	56,783
Professional fees	219,299	92,401
Travel	72,454	50,937
Telecommunications	18,512	18,626
Shipping	16,436	16,358
Research	35,429	47,854
Commissions	97,239	77,455
Bad debt expense (recovery)	-	5,253
Currency exchange	34,606	2,544
Utilities	53,806	55,382
	2,319,101	1,909,057

Income (loss) before other items and income tax	1,147,841	864,162
Other expenses	-	-
Interest income	-	- -

Income (loss) before income tax	1,147,841	864,162
Income tax (recovery)	615,000	482,080 -

Net income (loss)	532,841	382,082

Net income (loss) per share (basic)	$0.04	$0.03
Net income (loss) per share (diluted)	$0.04	$0.03
Weighted average number of common shares (basic)	13,353,904	13,962,567
Weighted average number of common shares (diluted)	13,412,237	13,962,567

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2011	2010

Operating activities
Net income (loss)	$532,841	$382,082
Stock compensation expense	71,920	66,621
Depreciation	163,346	174,558
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,743,084)	(280,038)
(Increase) Decrease in inventory	(652,391)	(106,132)
(Increase) Decrease in prepaid expenses	(646)	(94,104)
Increase (Decrease) in accounts payable	522,043	(156,220)
Increase (Decrease) in taxes payable	(310,000)	-
Increase (Decrease) in deferred revenue	54,975	-

Cash provided by (used in) operating activities	(1,360,996)	(13,233)

Investing activities
Acquisition of property and equipment	(619,253)	(170,367)

Cash provided by (used in) investing activities	(619,253)	(170,367)

Financing activities
Short term line of credit	500,000
Loan (repayment)	(62,466)	(25,110)
Purchase of common stock	(1,030,349)	-

Cash provided (used) by financing activities	(592,815)	(25,110)

Effect of exchange rate changes on cash	7,262	(2,789)

Inflow (outflow) of cash	(2,565,802)	(211,499)
Cash and cash equivalents, beginning	2,763,420	2,138,951

Cash and cash equivalents, ending	$197,618	$1,927,452

Supplemental disclosure of cash flow information:
Income taxes paid	$925,000	$482,080
Interest paid	$40,089	$37,094

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2011
(U.S. Dollars)

1.             Basis of Presentation.

These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2010 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Costs capitalized on self-constructed assets classified as plant under construction, include contracted costs and supplies.  Interest costs are expensed as incurred.  The Company does not commence depreciating its plant under construction until it becomes operational.

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

Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in operating income (loss) if realized during the year and in comprehensive income (loss).

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010.

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

(m)           Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities

●
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2011, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

    (q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,683,464 (57%) as at June 30, 2011 (2010 - $1,010,027 or 56%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions.

The Company is not exposed to significant interest rate risk to the extent that the long term debt maintained from the foreign government agencies is subject to a fixed rate of interest.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

( r)               Recently Adopted  Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, ―Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (―ASU 2010-29). The amendments in this ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-28, ―Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (―ASU 2010-28). For reporting units with zero or negative carrying amounts, this ASU requires that an entity perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 on January 1, 2011 did not have an impact on the Company’s Consolidated Financial Statements.

( s)               Recent Accounting Pronouncements

    In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS). The amendments in this Update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact this standard may have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This standard is effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is evaluating the impact this standard may have on its consolidated financial statements.

 3.             Accounts Receivable

	June 30, 2011	December 31, 2010
Accounts receivable	$2,964,819	$1,212,428
Allowances for doubtful accounts	(13,910)	(13,489)
	$2,950,909	$1,198,939

The Company has pledged $381,129 (2010 - $190,889) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.             Inventories

	June 30, 2011	December 31, 2010
Completed goods	$2,295,989	$1,354,578
Works in progress	179,743	142,824
Raw materials	734,100	1,041,788
	$3,209,832	$2,539,190

5.             Property, Plant & equipment

	2011	Accumulated	2011
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,649,274	$1,567,585
Plant under construction and equipment	5,818,794	—	5,818,794
Computer hardware	102,735	78,385	24,350
Furniture and fixtures	29,014	20,084	8,930
Office equipment	24,702	20,130	4,572
Manufacturing equipment	2,430,178	1,848,721	581,457
Trailer	28,941	19,739	9,202
Trade show booth	9,009	8,244	765
Truck	12,327	7,963	4,364
Land	487,365	—	487,365
	$12,159,924	$3,652,540	$8,507,384

	2010	Accumulated	2010
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,566,462	$1,650,397
Plant under construction and equipment	5,059,497	—	5,059,497
Computer hardware	100,733	72,557	28,176
Furniture and fixtures	28,391	18,654	9,737
Office equipment	23,954	19,028	4,926
Manufacturing equipment	2,392,162	1,772,207	619,955
Trailer	28,065	17,566	10,498
Trade show booth	8,736	7,863	873
Truck	11,954	6,976	4,979
Land	478,634	—	478,634
	$11,348,985	$3,481,313	$7,867,672

Amount of depreciation expense for 2011: $163,345 (2010: $174,558)

As of June 30, 2011, the following capitalized costs pertaining to the Company’s new plant in Taber, Alberta are classified as Plant Under Construction and Equipment and include contracted costs and supplies.  Interest costs are expensed as incurred.  The Company will not begin depreciating the Plant and Equipment until it becomes operational.

	June 30, 2011	December 31, 2010
Building	1,096,684	1,063,471
Building improvements	1,122,338	1,085,613
Manufacturing equipment	3,458,134	2,773,064
Technology	141,638	137,349
	5,818,794	5,059,497

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$288,272
Building	1,092,980
Building improvements	1,122,338
Manufacturing equipment	3,522,096
Trailer	9,202
Truck	4,364
Trade show booth	765
Technology	141,638

6.             Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $81,466(2010 - $79,582) are not subject to amortization as of June 30, 2011, as the patents are still in the process of being approved.

	2011 Cost	Accumulated Amortization	2011 Net
Patents	$274,836	$48,986	$225,850

	2010 Cost	Accumulated Amortization	2010 Net
Patents	$266,530	$41,350	$225,180

Increase in 2011 cost was due to currency conversion.  2011 cost in Canadian dollars - $265,102 (2010 - $265,102 in Canadian dollars).

Amount of depreciation for 2011 - $6,264 (2010 - $5,069)

Estimated depreciation expense over the next five years is as follows:

2011	$12,688
2012	12,688
2013	12,688
2014	12,688
2015	12,688

7.             Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2011	2010
Long term deposits	$8,127	$7,895

8.             Short-Term Line of Credit

On February 28, 2011, the Company entered into a Business Loan Agreement (the Revolving Line of Credit Agreement) with Harris Bank (the Bank). The Revolving Line of Credit Agreement provides for a secured working capital-based revolving line of credit (the ―Revolving Line) in an aggregate amount of up to the lesser of (i) $1,500,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender’s prime rate plus 0.75%. Interest on the Revolving Line is due monthly, with the balance due on February 28, 2012, which is the scheduled maturity date for the Revolving Line.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted to the Bank a security interest in substantially all of its assets of NanoChem Solutions Inc., which assets do not include its intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of June 30, 2011 were $500,000. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2011 was 4.0%.

9.             Long Term Debt

(a)           The Company has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 Canadian funds, the Company had an outstanding balance of $910,801 in Canadian funds ($944,319 US) as of June 30, 2011, on an unsecured basis.  If the full amount is borrowed, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

(b)           The Company has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 Canadian funds, the Company had an outstanding balance of $1,344,479 in Canadian funds ($1,393,956 US) as of June 30, 2011.  The Company was required to make interest payments until May 1, 2010 and then effective May 1, 2010 equal monthly payments of principal and interest of $15,829 in Canadian funds ($16,412 US) until May 1, 2014.  The Company has pledged its building in Taber, Alberta, as well as equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

Continuity:
Balance at December 31, 2009	$2,285,314
Less: loan repayment	(75,642)
Effect of exchange rate	119,129
Balance at December 31, 2010	$2,328,801
Less: loan repayment	(62,465)
Effect of exchange rate	71,939
Balance at June 30, 2011	$2,338,275

Outstanding balance at:	2011	2010
a) Long term debt – AAFC	$944,319	$915,719
b) Long term debt – AFSC	1,393,956	1,413,082
Long term debt	$2,338,275	$2,328,801
Less current portion	(336,924)	(122,726)
	$2,001,351	$2,206,075

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

The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company.  The exercise price of all options is not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2009, 2010 and the period ended June 30, 2011:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2008	1,910,700	$3.00 - $4.55	$3.38
Granted	122,000	$2.25	$2.25
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74
Balance, December 31, 2009	1,546,700	$2.25 - $3.85	$3.25
Granted	315,000	$1.50 – 2.25	$1.87
Cancelled or expired	(25,000)	$1.50 – 3.85	$1.97
Balance, December 31, 2010	1,836,700	$1.50 – 3.60	$3.03
Granted	358,000	$1.50 – 2.00	$1.61
Cancelled or expired	1,177,000	$1.90 – 3.60	$3.20
Balance, June 30, 2011	1,017,700	$1.50 – 3.60	$2.34
Exercisable, June 30, 2011	568,700	$1.50 – 3.60	$2.10

The fair value of each option grant is calculated using the following weighted average assumptions:

	2011	2010
Expected life – years	5.0	5.0
Interest rate	1.8%	1.4 – 2.49%
Volatility	62%	60%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.39 – 0.50	$0.29-0.70

During the six months ended June 30, 2011 the Company granted 196,000 options to consultants that resulted in $25,495 in expenses this period.  During the same period, 162,000 options were granted to employees, resulting in $34,635 in expenses this period.  Options granted in previous quarters resulted in additional expenses in the amount of $11,942 for employees during the six months ended June 30, 2011.  No stock options were exercised during the period.

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

The following table summarizes the Company’s warrant activity for the three years ended December 30, 2010 (no subsequent activity):

	Number of Shares	Exercise price per share	Weighted average exercise price
Balance December 31, 2007 and 2008	1,477,440	$4.50	$4.50
Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	987,400	$4.50	$4.50
Balance December 31, 2009	490,040	$3.00	$3.00
Granted
Exercised
Cancelled/Expired	490,040	$3.00	$3.00
Balance December 31, 2010 and June 30, 2011	-	-	-

12.          Capital Stock.

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

Six months ended June 30, 2011:
	EWCP	BPCA	Total
Revenue	$686,567	$7,600,975	$8,287,542
Interest revenue	-	-	-
Interest expense	36,500	3,589	40,089
Depreciation and amortization	21,812	141,533	163,345
Segment profit (loss)	(868,823)	1,401,664	532,841
Segment assets	6,204,106	2,303,278	8,507,384
Expenditures for segment assets	592,229	27,024	619,253

Six months ended June 30, 2010:
	EWCP	BPCA	Total
Revenue	$652,467	$5,565,931	$6,218,398
Interest revenue	-	-	-
Interest expense	35,829	1,265	37,094
Depreciation and amortization	22,686	151,872	174,558
Segment profit (loss)	(776,937)	1,159,019	382,082
Segment assets	5,005,246	2,462,930	7,468,176
Expenditures for segment assets	151,315	19,053	170,368

The sales generated in the United States and Canada are as follows:
	2011	2010
Canada	$388,500	$271,961
United States and abroad	7,899,042	5,946,437
Total	$8,287,542	$6,218,398

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:
	2011	2010
Canada	$6,430,809	$5,675,065
United States	2,302,425	2,417,787
Total	$8,733,234	$8,092,852

 Three customers accounted for $4,583,941 (55%) of sales made in the period (2010 - $3,472,850 or 56%).

14.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $291,101 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next four years are approximately as follows:

2011	80,472
2012	78,974
2013	82,178
2014	49,477

15.           Contingencies

On June 29, 2011, WaterSavr Singapore Pte. Ltd., a former distributor of the Company’s WATERSAVR product, filed a dispute with the American Arbitration Association of New York, NY, USA for multiple claims.  The Company denied the allegations and intends to defend itself vigorously. At this time the amount and outcome of the claim is indeterminable.

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

Material changes in the Company’s Statement of Operations for the three and six months ended June 30, 2011 are discussed below:

Six Months ended June 30, 2011

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increase in customers’ inventory to more normal level has resulted in greater sales.

BPCA products	I	Increased sales across all markets due to increased success in marketing.

Gross Profit	I	Increased sales.

Wages	I	Increased sales.

Office and miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead

Professional fees	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and some litigation costs.

Commissions	I	Increased sales.

Three months ended June 30, 2011

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increase in customers’ inventory to more normal level has resulted in greater sales.

BPCA products	I	Increased sales across all markets due to increased success in marketing.

Gross Profit	I	Increased sales.

Investor relations and transfer agent fees	I	Additional costs have been contracted to increase investor awareness of the Company

Office and Miscellaneous	I	Various administrative costs associated with the start up of the new facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Professional fees	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and some litigation costs.

Commission	D	Uncommissionable sales increased against commissionable sales.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2011 and 2010 are shown below:

	2011	2010

Cash used by operations	(1,360,996)	(13,233)
Construction of plant in Taber, AB	(593,082)	(151,315)
Purchases of equipment	(26,171)	(19,053)
Short term line of credit	500,000	-
Repayment of loans	(62,466)	(25,110)
Purchase of common stock	(1,030,349)	-
Changes in exchange rates	7,272	(2,789)

In February 2011 the Company purchased 792,576 shares of its common stock from unrelated third parties. The shares were acquired in privately negotiated transactions for a total purchase price of $1,030,349. None of the share were acquired in open market transactions.

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

The Company expects that the Taber plant will begin commercial production in 2011 and expects to spend approximately another $50,000 before commercial production begins.

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of June 30, 2011 working capital was $4,067,950 (2010 - $5,118,713) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year other than repayment of the long-term loans.

The Company is committed to minimum rental payments for property and premises aggregating approximately $291,101 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next four years are approximately as follows:

2011	80,472
2012	78,974
2013	82,178
2014	49,477

Other than as disclosed in this report, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

Other than as disclosed in this report, the Company does not know of any significant changes in its expected sources and uses of cash.

See Note 8 to the financial statements included as part of this report for a description of the Company’s  revolving line of credit.

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2011.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

August 15, 2011	By:	/s/ Daniel B. O’Brien
	Name	Daniel B. O’Brien
	Title	President and Principal Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Principal Financial and Accounting Officer