Form 10-Q
period 2011-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2011-11-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission File Number:  001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
 (Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

615 Discovery St. Victoria, British Columbia, Canada	V8T 5G4
(Address of Issuer's Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:     (250) 477-9969

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
                          Non-accelerated filer ☐                                                          Smaller reporting company ☑
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).                     Yes  ☐   No ☑

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	November 1, 2011

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	(a) Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.	4

	(b) Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010.	5

	(c) Unaudited Consolidated Statements of Operations for the Nine Months Ended September 30, 2011 and 2010.	6

	(dc) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010.	7

	(e) Notes to Unaudited Consolidated Financial Statements for the Period Ended September 30, 2011.	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	23

Item 4.	Controls and Procedures.	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	26

SIGNATURES		27

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

PART I        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At September 30, 2011
(U.S. Dollars)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Current
Cash and cash equivalents	$319,306	$2,763,420
Accounts receivable (Note 3)	2,692,759	1,198,939
Inventory (Note 4)	3,872,770	2,539,190
Prepaid expenses	168,641	192,269
	7,053,476	6,693,819

Property, equipment and leaseholds (Note 5)	8,047,530	7,867,672
Patents (Note 6)	204,945	225,180
Long term deposits (Note 7)	7,518	7,895
Deferred tax asset	219,000	199,000
	$15,532,469	$14,993,565
Liabilities
Current
Accounts payable and accrued liabilities	$688,594	$512,380
Deferred revenue	313,005	250,000
Taxes payable	330,000	620,000
Short term line of credit (Note 8)	1,500,000	-
Current portion of long term debt (Note 9)	330,368	122,726
	3,161,967	1,505,106
Long Term
Loans	1,791,566	2,206,075
	$4,953,533	$3,711,181
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (2010: 13,962,567) common shares	13,170	13,963
Capital in excess of par value	15,730,843	16,638,227
Other comprehensive income	319,049	554,865
Deficit	(5,484,126)	(5,924,671)

Total Stockholders’ Equity	10,578,936	11,282,384

Total Liabilities and Stockholders’ Equity	$15,532,469	$14,993,565

Commitments and contingencies (Note 14 and 15)
See Notes to Unaudited Consolidated Financial Statements

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011 and 2010
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2011	2010

Sales	$3,861,195	$2,676,921
Cost of sales	2,708,051	1,833,666

Gross profit	1,153,144	843,255

Operating expenses
Wages	410,470	448,281
Administrative salaries and benefits	86,651	63,070
Advertising and promotion	21,073	12,004
Investor relations and transfer agent fee	50,115	24,970
Office and miscellaneous	92,953	155,294
Insurance	66,144	51,511
Interest expense	28,568	17,313
Rent	47,171	42,807
Consulting	26,981	23,583
Professional fees	89,911	50,634
Travel	24,090	29,741
Telecommunications	8,745	8,734
Shipping	8,752	7,063
Research	20,836	18,954
Commissions	6,888	10,525
Currency exchange	(12,566)	2,548
Utilities	21,074	22,497

Total operating expenses	997,856	989,530

Operating income (loss)	155,288	(146,275)

Interest income	53	-

Income (loss) before income tax	155,341	(146,275)
Deferred tax (recovery)	(20,000)
Provision for income taxes	267,634	9,140

Net income (loss)	(92,293)	(155,415)

Net income (loss) per share (basic)	$(0.01)	$(0.01)
Net income (loss) per share (diluted)	$(0.01)	$(0.01)
Weighted average number of common shares (basic)	13,169,991	13,962,567
Weighted average number of common shares (diluted)	13,507,833	13,962,567

See Notes to Unaudited Consolidated Financial Statements

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011 and 2010
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2011	2010

Sales	$12,148,737	$8,895,319
Cost of sales	7,528,651	5,278,845

Gross profit	4,620,086	3,616,474

Operating expenses
Wages	1,299,421	1,239,072
Administrative salaries and benefits	273,042	242,141
Advertising and promotion	77,548	64,202
Investor relations and transfer agent fee	137,781	73,817
Office and miscellaneous	347,278	349,918
Insurance	180,967	150,791
Interest expense	68,657	54,407
Rent	136,377	126,365
Consulting	80,375	80,366
Professional fees	309,210	143, 035
Travel	96,544	80,678
Telecommunications	27,257	27,360
Shipping	25,188	23,421
Research	56,265	66,808
Commissions	104,127	87,980
Bad debt expense (recovery)	-	5,253
Currency exchange	22,040	5,092
Utilities	74,880	77,879
	3,316,957	2,898,588

Income (loss) before other items and income tax	1,303,129	717,886
Other expenses	-	-
Interest income	53	-

Income (loss) before income tax	1,303,182	717,886
Deferred tax (recovery)	(20,000)	-
Income tax (recovery)	882,634	491,220 -

Net income (loss)	440,548	226,666

Net income (loss) per share (basic)	$0.03	$0.02
Net income (loss) per share (diluted)	$0.03	$0.02
Weighted average number of common shares (basic)	13,269,926	13,962,567
Weighted average number of common shares (diluted)	13,443,795	13,962,567

See Notes to Unaudited Consolidated Financial Statements

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2011		2010

Operating activities
Net income (loss)	$440,548		$226,666
Stock compensation expense	122,027		108,539
Depreciation	248,084		266,483
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,506,121)		(450,232)
(Increase) Decrease in inventory	(1,359,881)		263,276
(Increase) Decrease in prepaid expenses	18,784		(130,286)
(Increase) Decrease in deferred tax asset	(20,000)		30,000
Increase (Decrease) in accounts payable	206,476		(150,133)
Increase (Decrease) in taxes payable	(290,000)		-
Increase (Decrease) in deferred revenue	62,975		25,000

Cash provided by (used in) operating activities	(2,077,108)		189,313

Investing activities
Acquisition of property and equipment	(740,816)		(428,598)

Cash provided by (used in) investing activities	(740,816)		(428,598)

Financing activities
Short term line of credit	1,500,000		-
Loan (repayment)	(94,164)		(53,629)
Purchase of common stock	(1,030,349)		-

Cash provided (used) by financing activities	375,487		(53,629)

Effect of exchange rate changes on cash	(1,677)		16,537

Inflow (outflow) of cash	(2,444,114	) )	(276,377	) )
Cash and cash equivalents, beginning	2,763,420		2,126,150

Cash and cash equivalents, ending	$319,306		$1,849,773

Supplemental disclosure of cash flow information:
Income taxes paid	$1,175,000		$491,220
Interest paid	$68,657		$54,407

See Notes to Unaudited Consolidated Financial Statements

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2011
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2011, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in operating income (loss).

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2011, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totals $1,893,827 (70%) as at September 30, 2011 (2010 - $1,184,245 or 59%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions.

The Company is not exposed to significant interest rate risk to the extent that the long term debt maintained from the foreign government agencies is subject to a fixed rate of interest.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities.

( r )               Recently Adopted Accounting Pronouncements

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

(s)               Recent Accounting Pronouncements

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

3.           Accounts Receivable

	September 30, 2011	December 31, 2010
Accounts receivable	$2,705,558	$1,212,428
Allowances for doubtful accounts	(12,799)	(13,489)
	$2,692,759	$1,198,939

The Company has pledged $233,473 (2010 - $190,889) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.           Inventories

	September 30, 2011	December 31, 2010
Completed goods	$1,713,547	$1,354,578
Works in progress	63,534	142,824
Raw materials	2,095,689	1,041,788
	$3,872,770	$2,539,190

5.           Property, Plant & equipment

	September 30,		September 30,
	2011	Accumulated	2011
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,690,328	$1,526,531
Plant under construction and equipment	5,429,844	—	5,429,844
Computer hardware	101,748	76,700	25,048
Furniture and fixtures	27,372	19,353	8,019
Office equipment	22,729	18,756	3,973
Manufacturing equipment	2,433,990	1,856,246	577,744
Trailer	26,630	18,910	7,720
Trade show booth	8,228	7,586	642
Truck	11,343	7,682	3,661
Land	464,348	—	464,348
	$11,743,091	$3,695,561	$8,047,530

	December 31,		December 31,
	2010	Accumulated	2010
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,566,462	$1,650,397
Plant under construction and equipment	5,059,497	—	5,059,497
Computer hardware	100,733	72,557	28,176
Furniture and fixtures	28,391	18,654	9,737
Office equipment	23,954	19,028	4,926
Manufacturing equipment	2,392,162	1,772,207	619,955
Trailer	28,065	17,566	10,498
Trade show booth	8,736	7,863	873
Truck	11,954	6,976	4,979
Land	478,634	—	478,634
	$11,348,985	$3,481,313	$7,867,672

Amount of depreciation expense for nine months ended September 30, 2011: $248,076 (nine months ended September 30, 2010: $269,209)

As of September 30, 2011, the following capitalized costs pertaining to the Company’s new plant in Taber, Alberta are classified as Plant Under Construction and Equipment and include contracted costs and supplies.  The Company will not begin depreciating the Plant and Equipment until it becomes operational.

	September 30, 2011	December 31, 2010
Building	1,009,119	1,063,471
Building improvements	1,032,991	1,085,613
Manufacturing equipment	3,257,405	2,773,064
Technology	130,329	137,349
	5,429,844	5,059,497

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$265,255
Building	1,005,710
Building improvements	1,032,991
Manufacturing equipment	3,313,479
Trailer	7,720
Truck	3,661
Trade show booth	642
Technology	130,329

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $82,945 (2010 - $79,942) are not subject to amortization as of September 30, 2011, as the patents are still in the process of being approved.

	September 30,		September 30,
	2011 Cost	Accumulated Amortization	2011 Net
Patents	$252,938	$47,993	$204,945

	December 31,		December 31,
	2010 Cost	Accumulated Amortization	2010 Net
Patents	$266,530	$41,350	$225,180

Decrease in 2011 cost was due to currency conversion.  2011 cost in Canadian dollars - $265,102 (2010 - $265,102 in Canadian dollars).

Amount of depreciation for nine months ended September 30, 2011 - $9,265 (nine months ended September 30, 2010 - $8,844)

Estimated depreciation expense over the next five years is as follows:

2011	$12,828
2012	12,828
2013	12,828
2014	12,828
2015	12,828

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2011	2010
Long term deposits	$7,518	$7,895

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

Short-term borrowings outstanding under the Revolving Line as of September 30, 2011 were $1,500,000. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2011 was 4.0%.

9.           Long Term Debt

(a)           The Company has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 Canadian funds, the Company had an outstanding balance of $910,801 in Canadian funds ($910,801 US) as of September 30, 2011, on an unsecured basis.  If the full amount is borrowed, the repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$200,000	January 1, 2012
$200,000	January 1, 2013
$200,000	January 1, 2014
$200,000	January 1, 2015
$200,000	January 1, 2016

(b)           The Company has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had an outstanding balance of $1,313,410 in Canadian funds ($1,253,015 US) as of September 30, 2011.  The Company was required to make interest payments until May 1, 2010 and then effective May 1, 2010 equal monthly payments of principal and interest of $15,829 in Canadian funds ($15,101 US) until May 1, 2014.  The Company has pledged its building in Taber, Alberta, as well as equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral.

Continuity:
Balance at December 31, 2009	$2,285,314
Less: loan repayment	(75,642)
Effect of exchange rate	119,129
Balance at December 31, 2010	$2,328,801
Less: loan repayment	(94,143)
Effect of exchange rate	(112,724)
Balance at September 30, 2011	$2,121,934

Outstanding balance at:	2011	2010
a) Long term debt – AAFC	$868,919	$915,719
b) Long term debt – AFSC	1,253,015	1,413,082
Long term debt	$2,121,934	$2,328,801
Less current portion	(330,368)	(122,726)
	$1,791,566	$2,206,075

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2009, 2010 and the period ended September 30, 2011:

	Number of shares	Exercise price per share	Weighted average exercise price	Weighted average remaining contractual life

Balance, December 31, 2008	1,910,700	$3.00 - $4.55	$3.38	2 years
Granted	122,000	$2.25	$2.25
Cancelled or expired	(204,740)	$3.00 - $4.60	$3.74
Balance, December 31, 2009	1,546,700	$2.25 - $3.85	$3.25	1.25 years
Granted	315,000	$1.50 – 2.25	$1.87
Cancelled or expired	(25,000)	$1.50 – 3.85	$1.97
Balance, December 31, 2010	1,836,700	$1.50 – 3.60	$3.03	1.25 years
Granted	543,000	$1.50 – 2.00	$1.61
Cancelled or expired	1,177,000	$1.90 – 3.60	$3.20
Balance, September 30, 2011	1,202,700	$1.50 – 3.60	$2.34	3 years
Exercisable, September 30, 2011	448,700	$1.50 – 3.60	$2.10

The intrinsic value at September 30, 2011 is $564,140 (December 31, 2010: nil)

The fair value of each option grant is calculated using the following weighted average assumptions:

	2011	2010
Expected life – years	5.0	5.0
Interest rate	0.79 - 1.8%	1.4 – 2.49%
Volatility	60 - 62%	60%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.39 – 0.50	$0.29-0.70

During the nine months ended September 30, 2011 the Company granted 231,000 options to consultants that resulted in $39,697 in expenses this period.  During the same period, 312,000 options were granted to employees, resulting in $52,572 in expenses this period.  Options granted in previous quarters resulted in additional expenses in the amount of $29,744 for employees during the nine months ended September 30, 2011.  No stock options were exercised during the period.

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

The following table summarizes the Company’s warrant activity for the three years ended December 30, 2010 (no subsequent activity):

	Number of Shares	Exercise price per share	Weighted average exercise price
Balance December 31, 2007 and 2008	1,477,440	$4.50	$4.50
Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	987,400	$4.50	$4.50
Balance December 31, 2009	490,040	$3.00	$3.00
Granted
Exercised
Cancelled/Expired	490,040	$3.00	$3.00
Balance December 31, 2010 and September 30, 2011	-	-	-

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

Nine months ended September 30, 2011:

	EWCP	BPCA	Total
Revenue	$855,060	$11,293,677	$12,148,737
Interest revenue	53	-	53
Interest expense	53,109	15,548	68,657
Depreciation and amortization	32,674	215,402	248,076
Segment profit (loss)	(1,299,359)	1,739,904	440,545
Segment assets	5,984,588	2,267,888	8,252,476
Expenditures for segment assets	675,313	65,503	740,816

Nine months ended September 30, 2010:

	EWCP	BPCA	Total

Revenue	$814,613	$8,080,706	$8,895,319
Interest revenue	-	-	-
Interest expense	53,142	1,265	54,407
Depreciation and amortization	34,631	234,578	269,209
Segment profit (loss)	(1,208,559)	1,435,225	226,666
Segment assets	5,315,657	2,493,131	7,808,788
Expenditures for segment assets	296,639	131,959	428,598

The sales generated in the United States and Canada are as follows:

	2011	2010
Canada	$443,064	$292,226
United States and abroad	11,705,673	8,603,093
Total	$12,148,737	$8,895,319

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30,	December 30,
	2011	2010
Canada	$5,984,587	$5,675,065
United States	2,267,888	2,417,787
Total	$8,252,475	$8,092,852

 Three customers accounted for $7,150,435 (59%) of sales made in the period (2010 - $5,358,184 or 60%).

14.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $249,781 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next four years are approximately as follows:

2011	37,225
2012	79,842
2013	82,693
2014	50,021

15.           Contingencies

On June 29, 2011, WaterSavr Singapore Pte. Ltd., a former distributor of the Company’s WATERSAVR product, initiated an arbitration proceeding with the American Arbitration Association in New York, NY asserting multiple claims.  The Company denies the allegations and intends to defend itself vigorously.  At this time the amount and outcome of the claims are indeterminable.
.
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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2011 are discussed below:

Nine Months ended September 30, 2011

Item	Increase (I) or Decrease (D)	Reason

Sales BPCA products	I	Increased sales across all markets due to increased success in marketing.

Gross Profit	I	Increased sales.

Investor relations and transfer again fees	I	Additional costs have been contracted to increase investor awareness of the Company.

Professional fees	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and some litigation costs.

Commissions	I	Increased sales.

Income tax	I	The effective tax rate differs from the statutory rate principally due to losses in the company's Canadian subsidiary offsetting profits in the company's US subsidiary on a consolidated basis.

Three months ended September 30, 2011

Item	Increase (I) or Decrease (D)	Reason

Sales BPCA products	I	Increased sales across all markets due to increased success in marketing.

Gross Profit	I	Increased sales.

Investor relations and transfer agent fees	I	Additional costs have been contracted to increase investor awareness of the Company

Office and Miscellaneous	D	Various administrative costs associated with the start up of the new manufacturing facility have been allocated to this account. Once the facility is operational, these costs will be allocated to overhead.

Professional fees	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and some litigation costs.

Commissions	D	Sales not subject to commissions increased against sales subject to commissions.

Income tax	I	The effective tax rate differs from the statutory rate principally due to losses in the company's Canadian subsidiary offsetting profits in the company's US subsidiary on a consolidated basis.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2011 and 2010 are shown below:

	2011	2010

Cash provided (used) by operations	(2,080,340)	189,313
Construction of plant in Taber, AB	(675,313)	(269,639)
Purchases of equipment	(65,503)	(131,959)
Short term line of credit	1,500,000	-
Repayment of loans	(94,164)	(53,629)
Purchase of common stock	(1,030,349)	-
Changes in exchange rates	(1,677)	16,537

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

The Company announced commercial production at its Taber plant subsequent to the end of the third quarter.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of September 30, 2011 working capital was $3,891,509 (2010 - $5,118,713) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year other than repayment of the long-term loans.

The Company is committed to minimum rental payments for property and premises aggregating approximately $249,781 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next four years are approximately as follows:

2011	37,225
2012	79,842
2013	82,693
2014	50,021

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2011.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

November 14, 2011	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Principal Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Principal Financial and Accounting Officer