Form 10-K
period 2011-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2012-03-29
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐  Yes   ☑  No

As of June 30, 2011 the aggregate market value of the Company’s common stock held by non-affiliates was approximately $18,286,865 based on the closing price for shares of the Company’s common stock on the NYSE AMEX for that date.

As of March 15, 2012, the Company had 13,169,991 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

WATER$AVR—BTI™

WATER$AVR—BTI™ combines evaporation control with an environmentally friendly method of killing mosquito larvae during the first, second and third stages of development.  Combined with our  original WATER$AVR® product, WATER$AVR—BTI™ can be quickly and evenly spread across large and small water surfaces where larvae rise to obtain air.  Tests conducted by the Entomology Department at the Louisiana State University Agricultural Center showed that the use of WATER$AVR—BTI™ resulted in a 100% kill rate of mosquito larvae in contact with the product.

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

Research and Development

We spent $73,200 during the year ended December 31, 2011 and $70,993 during year ended December 31, 2010 on research and development.  This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2011 we had 30 employees, including one officer, eleven sales and customer support personnel, and eighteen manufacturing personnel.  None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

We have experienced operating losses and negative cash flow from operations and we currently have an accumulated deficit.  If our revenues do not increase, our results of operations and liquidity may be materially adversely affected.  If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not be profitable.  Even if we become profitable in the future, we may not remain profitable.

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

The marketing efforts of our WATER$AVR® product may result in continued losses.  We introduced our WATER$AVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use.  This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product.  We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product.  We expect to spend $200,000 on the marketing and production of our WATER$AVR® product in fiscal 2012.

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

Revenues from shipments made outside of the United States accounted for approximately 73% of our revenues in the year ended December 31, 2011, 79% in the year ended December 31, 2010 and 83% in the year ended December 31, 2009.  Since we sell our products worldwide, our business is subject to risks associated with doing business internationally.  We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue.  Accordingly, our future results could be harmed by a variety of factors, including:

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.        PROPERTIES.

We lease 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $6,378 per month, effective to June 2014, as well as 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $7,203 per month with a year to year lease.  We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada.  Our building in Taber will be renovated and operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber will be shipped to Illinois for finishing as well as for manufacturing our swimming pool products.

ITEM 3.        LEGAL PROCEEDINGS.

On June 29, 2011, WaterSavr Singapore Pte. Ltd., a former distributor of the Company’s WATERSAVR product, initiated an arbitration proceeding with the American Arbitration Association in New York, NY asserting multiple claims.  The Company has denied the allegations of WaterSavr Singapore Pte. Ltd. and is defending itself vigorously.  At this time the amount and outcome of the claims are indeterminable, and may be monetarily favorable to FSI.  The company has included in deferred revenue $250,000 of cash received from WaterSavr Singapore Pte. Ltd. related to the arbitration proceedings.

ITEM 4.        MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our common stock is traded on the NYSE AMEX under the symbol “FSI”.  The following is the range of high and low closing prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2011	First Quarter	$1.59	$1.22
	Second Quarter	2.85	1.50
	Third Quarter	3.39	2.31
	Fourth Quarter	3.20	2.07

		High	Low

Year Ended December 31, 2010	First Quarter	$2.29	$1.55
	Second Quarter	1.68	1.61
	Third Quarter	1.88	1.10
	Fourth Quarter	1.50	1.00

As of December 31, 2011 we had approximately 1,700 shareholders.

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

On February 16, 2011 the Company repurchased and cancelled 792,576 shares of common stock for $1.30 per share, for a total of $1,030,349.  None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the year ended December 31, 2010 and 2011

As of March 15, 2012 we had 13,169,991 outstanding shares of common stock.  The following table lists additional shares of our common stock, including those not yet vested, which may be issued as of March 15, 2012:

	Number Note Of Shares	Reference

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,193,700	A

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

Our US subsidiary, Nanochem Solutions, Inc has normally generated income and paid income taxes on its profits. However,  our Canadian subsidiary, Flexible Solutions Ltd., normally generates losses. The losses of our Canadian subsidiary cannot be used to reduce any taxes payable by our US subsidiary. As a result, and since for financial reporting purposes the operating results of the US and Canadian subsidiaries are consolidated, the income tax expense (benefit) shown in our statements of operations reflects the combine income tax (benefit) of the subsidiaries.

Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2011

Item	Increase (I) or Decrease (D)	Reason

Sales - EWCP TPAs	I I	Increase in customers’ inventories to more normal levels. Increased sales across all markets due to increased success in marketing.
Wages Administrative salaries and benefits	I I	Annual wage increases as well as grant of five year stock options to key employees. Annual wage increases as well as grant of five year stock options granted in 2011 to key employees.
Consulting Professional fees Income Tax	I I I
Increase in sales.

Legal costs to protect the Company’s intellectual property have increased due to new patent filings and some litigation costs.

Net income in the United States cannot be offset by losses in foreign jurisdictions.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2011 were:

Cash provided by operations	$(798,800)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(794,848)
Borrowing from short term line of credit	650,000
Repayment of loans	(309,056)
Repurchase of common stock	(1,030,349)
Exchange rate changes	26,536

Our material sources and <uses> of cash during the year ended December 31, 2010 were:

Cash provided by operations	$1,319,151
Equipment purchases, primarily related to our new facility in Alberta, Canada	(613,902)
Repayment of loans	(82,995)
Exchange rate changes	15,016

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

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2011 our working capital was $3,601,122 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $278,636 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next five years are as follows:

2012	$149,496
2013	$80,609
2014	$48,532

Other than as disclosed above, we do not anticipate any capital requirements for the twelve months ending December 31, 2012.

Other than as disclosed in this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed in this report, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

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

Allowances for Doubtful Accounts Receivable.  We evaluate our accounts receivable to determine if they will ultimately be collected.  This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a review of large accounts.  If, for example, the financial condition of a customer deteriorates resulting in an impairment of its ability to pay or a pattern of late payment develops, an allowance may be required.

Provisions for Inventory Obsolescence.  We may need to record a provision for estimated obsolescence and shrinkage of inventory.  Our estimates would consider the cost of inventory, the estimated market value, the shelf life of the inventory and our historical experience.  If there are changes to these estimates, provisions for inventory obsolescence may be necessary.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2011 and determined that the adoption of this recent accounting pronouncements will not have a material effect on our financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Flexible Solutions International, Inc. (the “Company”) as of December 31, 2011 and 2010 and the consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2011.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 then ended in conformity with accounting principles generally accepted in the United States of America.

MNP LLP, Chartered Accountants

Vancouver, Canada
March 23, 2012

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
As at December 31
(U.S. Dollars)

	2011	2010

Assets

Current
Cash and cash equivalents	$506,903	$2,763,420
Accounts receivable (see Note 3)	2,332,019	1,198,939
Inventories (see Note 4)	2,890,511	2,539,190
Prepaid expenses	135,361	192,269
Total current assets	5,864,794	6,693,819

Property, equipment and leaseholds, net (see Note 5)	8,205,514	7,867,672
Patents (see Note 6)	208,206	225,180
Long term deposits (see Note 7)	7,733	7,895
Deferred tax asset (see Note 11)	219,000	199,000

Total Assets	$14,505,247	$14,993,565

Liabilities

Current
Accounts payable and accrued liabilities	$514,890	$512,380
Deferred revenue	312,392	250,000
Income taxes payable	437,998	620,000
Current portion of long term debt (see Notes 8 and 9)	979,389	122,726
Total current liabilities	2,244,669	1,505,106
Long term debt (see Note 9)	1,647,603	2,206,075
Total liabilities	3,892,272	3,711,181

Stockholders’ Equity

Capital stock (see Note 15)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,169,991 (2010: 13,962,567) common shares	13,170	13,963
Capital in excess of par value	15,864,348	16,638,227
Other comprehensive income (see Note 10)	477,139	554,865
Accumulated Deficit	(5,741,682)	(5,924,671)

Total Stockholders’ Equity	10,612,975	11,282,384

Total Liabilities and Stockholders’ Equity	$14,505,247	$14,993,565

Commitments, Contingencies and Subsequent events (See Notes 17, 18 and 19)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended December 31
(U.S. Dollars)

	2011	2010

Sales	$15,518,635	$11,491,401
Cost of sales	9,663,189	7,018,339

Gross profit	5,855,446	4,473,062

Operating Expenses
Wages	1,767,078	1,652,814
Administrative salaries and benefits	362,807	336,769
Advertising and promotion	105,621	92,051
Investor relations and transfer agent fee	200,789	132,138
Office and miscellaneous	484,899	478,286
Insurance	256,654	205,459
Interest expense	95,749	77,216
Rent	184,473	169,829
Consulting	133,602	99,451
Professional fees	410,926	212,608
Travel	136,597	130,149
Telecommunications	35,912	39,047
Shipping	35,252	35,237
Research	73,200	70,993
Commissions	139,215	133,275
Bad debt expense	-	5,253
Currency exchange	9,409	8,720
Utilities	114,800	93,667

Total operating expenses	4,546,983	3,972,962

Operating income	1,308,463	500,100
Interest income	159	-
Income before income tax	1,308,622	500,100

Income taxes (Note 11)
Deferred income tax recovery	(20,000)	(80,000)
Income tax expense	1,145,632	770,180

Net income (loss) for the year	$182,990	$(190,080)

Net income (loss) per share (basic)	$0.01	$(0.01)
Net income (loss) per share (diluted)	$0.01	-

Weighted average number of common shares (basic)	13,272,049	13,962,567
Weighted average number of common shares (diluted)	13,478,009	-

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31
(U.S. Dollars)

	2011	2010

Operating activities
Net income (loss)	$182,990	$(190,080)
Adjustments to reconcile net loss to net cash:
Stock based compensation	255,773	181,232
Depreciation	330,423	356,797
Deferred tax recovery	(20,000)	(80,000)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,138,262)	349,083
(Increase) Decrease in inventories	(363,860)	292,049
(Increase) Decrease in prepaid expenses	55,538	(67,398)
Increase (Decrease) in accounts payable	18,031	(88,532)
Increase (Decrease) in taxes payable	(182,002)	316,000
Increase (Decrease) deferred revenue	62,569	250,000

Cash provided by (used in) operating activities	(798,800)	1,319,151

Investing activities
Proceeds from disposal of long term deposits	-	-
(Increase) Decrease in development of patents	-	-
Acquisition of equipment	(794,848)	(613,902)

Cash provided by (used in) investing activities	(794,848)	(613,902)

Financing activities
Proceeds from short term line of credit	650,000	-
Proceeds from long-term debt	(309,056)	(82,995)
Proceeds from issuance for common stock	(1,030,349)	-

Cash provided by (used in) financing activities	(689,405)	(82,995)

Effect of exchange rate changes on cash	26,536	15,016

Inflow (outflow) of cash	(2,256,517)	637,270
Cash and cash equivalents, beginning	2,763,420	2,126,150

Cash and cash equivalents, ending	$506,903	$2,763,420

Supplemental disclosure of cash flow information:
Income taxes paid	1,330,000	454,180
Interest paid	95,749	77,216

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity

Balance December 31, 2009	13,062,567	$13,963	$16,456,909	$(5,734,591)	$331,202	$11,067,483

Translation adjustment	—	—	—	—	223,663	223,663
Net loss	—	—	—	(190,080)	—	(190,080)

Comprehensive income	—	—	—	—	—	33,583

Stock option compensation	—	—	181,318	—	—	181,318

Balance December 31, 2010	13,962,567	$13,963	$16,638,227	$(5,924,671)	$554,865	$11,282,384

Translation adjustment	—	—	—	—	(77,726)	(77,726)
Net income	—	—	—	182,990	—	182,990

Comprehensive income	—	—	—	—	—	105,264

Shares issued:
Repurchase of shares	(792,576)	(793)	(1,029,556)	—	—	(1,030,349)
Stock option compensation	—	—	255,677	—	—	255,677

Balance December 31, 2011	13,169,991	$13,170	$15,864,348	$(5,741,682)	$477,139	$10,612,976

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
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

Costs capitalized on self-constructed assets, classified as plant under construction, include contracted costs and supplies, but not capitalized interest costs.  The Company does not commence depreciating its plant under construction until it becomes operational.

(e)           Impairment of Long-Lived Assets.

In accordance with FASB Codification Topic 360, “Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets, including, but not limited to, property and equipment, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable.  The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets.  If the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated.  Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value.  Accordingly, actual results could vary significantly from such estimates.  There were no impairment charges during the periods presented.

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

Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until the criteria for revenue recognition have been met, and payments become due or cash is received from these distributors.

(h)           Stock Issued in Exchange for Services.

The Company’s common stock issued in exchange for services is valued at estimated fair market value based upon trading prices of the Company’s common stock on the dates of the stock transactions.  The corresponding expense of the services rendered is recognized over the period that the services are performed.

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

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model.  Compensation expense is recognized on a straight-line basis over the stock option vesting period based on the estimated number of stock options that are expected to vest.  Shares are issued from treasury upon exercise of stock options.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2011 and 2010.

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

Estimates and underlying assumptions are reviewed at each period end. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Significant areas requiring the use of management estimates include assumptions and estimates relating to the asset impairment analysis, share-based payments and warrants, valuation allowances for deferred income tax assets, determination of useful lives of property, plant and equipment, and the valuation of inventory.

(m)           Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, and short term line of credit were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

•	Level 3 — Unobservable inputs that are supported by little or no market activity which is significant to the fair value of the assets or liabilities.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.  Long term debt relates to borrowings from governmental entities and as such no interest has been imputed on the non-interest bearing loan.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Legal fees associated with loss contingencies are expensed as incurred.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2011, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)            Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,696,526 (73%) at December 31, 2011 (2010 - $702,486 or 59%).

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

( r )           Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. The Company does not anticipate that this amendment will have a material impact on its financial position or results of operations.

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for the Company in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

3.             Accounts Receivable

	2011	2010

Accounts receivable	$2,345,211	$1,212,428
Allowances for doubtful accounts	(13,192)	(13,489)
	$2,332,019	$1,198,939

The Company has pledged $210,923 (2010 - $190,889) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b)

4.             Inventories

	2011	2010

Completed goods	$1,702,842	$1,354,578
Work in progress	20,317	142,824
Raw materials	1,167,352	1,041,788
	$2,890,511	$2,539,190

5.             Property, Equipment and Leaseholds

	2011 Cost	Accumulated Depreciation	2011 Net
Buildings	$3,216,859	$1,731,782	$1,485,077
Plant under construction and equipment	5,520,598	—	5,520,598
Computer hardware	103,614	80,475	23,139
Furniture and fixtures	27,953	20,268	7,685
Office equipment	23,427	19,573	3,854
Manufacturing equipment	2,447,864	1,900,110	547,754
Trailer	27,447	20,260	7,187
Technology	134,327	—	134,327
Truck	11,691	8,283	3,408
Land	472,485	—	472,485
	$11,986,265	$3,780,751	$8,205,514

	2010 Cost	Accumulated Depreciation	2010 Net
Buildings	$3,216,859	$1,566,462	$1,650,397
Plant under construction and equipment	4,922,148	—	4,922,148
Computer hardware	100,733	72,557	28,176
Furniture and fixtures	28,391	18,654	9,737
Office equipment	23,954	19,028	4,926
Manufacturing equipment	2,392,162	1,772,207	619,955
Trailer	28,064	17,566	10,498
Technology	137,349	—	137,349
Trade show booth	8,736	7,863	873
Truck	11,954	6,975	4,979
Land	478,634	—	478,634
	$11,348,985	$3,481,313	$7,867,672

Amount of depreciation expense for 2011: $330,939 (2010: $343,215)

The following capitalized costs pertaining to the Company’s  new plant in Taber, Alberta are classified as Plant Under Construction and Equipment and include contracted costs and supplies, but do not include capitalized interest costs. The Company will not begin depreciating the Plant and Equipment until it becomes operational.

	2011 Cost	2010 Cost

Building	$1,040,078	$1,063,471
Building improvements	1,068,606	1,085,613
Manufacturing equipment	3,411,914	2,773,064
Technology	134,327	137,349
	$5,654,925	$5,059,497

The following carrying amount of property, equipment and leaseholds held by Flexible Solutions Ltd. serves as collateral for the AFSC loan (see Note 9b):

Land	$273,392
Building	1,036,564
Building improvements	1,068,606
Manufacturing equipment	3,464,421
Trailer	7,187
Truck	3,408
Technology	134,327

6.             Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patent costs listed below, $77,844 (2010 - $79,582) are not subject to amortization as at December 31, 2011, as the patents are still in the process of being approved.

	2011 Cost	Accumulated Amortization	2011 Net

Patents	$260,680	$52,474	$208,206

	2010 Cost	Accumulated Amortization	2010 Net

Patents	$266,530	$41,350	$225,180

Decrease in 2011 cost was due to currency conversion.  2011 cost in Canadian dollars - $265,102 (2010 - $265,102 in Canadian dollars).

Amount of depreciation for 2011: $11,124 (2010: $13,582).

Estimated depreciation expense over the next five years is as follows:

2012	$12,033
2013	12,033
2014	12,033
2015	12,033
2016	12,033

7.             Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2011	2010

Long term deposits	$7,733	$7,895

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

Short-term borrowings outstanding under the Revolving Line as of December 31, 2011 were $650,000 (2010 - $Nil). The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2011 was 4.0%.

9.             Long Term Debt

(a)           Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$915,719) as of December 31, 2011 on an unsecured basis (2010 - $910,801CDN; US$915,719).  The balance owing at December 31, 2011 was $728,641 in Canadian funds (US$716,461).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2011
$182,160	December 31, 2012
$182,160	December 31, 2013
$182,160	December 31, 2014
$182,160	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds and the balance as of December 31, 2010 was $1,405,492 in Canadian funds ($1,413,082US).  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014.  The borrowing balance as December 31, 2011 was $1,281,960 in Canadian funds ($1,260,531US).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2012	$193,172
2013	$193,172
2014	$80,488

Continuity	2011	2010
Balance, January 1	$2,328,801	2,285,314
Less: Payments on loan	309,055	75,642
Effect of exchange rate	(42,754)	(32,155)
Balance, December 31	$1,976,992	$2,328,801

Outstanding balance at December 31,	2011	2010
a) Long term debt - AAFC	$716,461	$915,719
b) Long term debt - AFSC	1,260,531	1,413,082
Long-term Debt	$1,976,992	$2,328,801
Less: current portion	(329,389)	(122,726)
	$1,647,603	$2,206,075

10.           Comprehensive Income

	2011	2010

Net income (loss)	$182,990	$(190,080)
Other comprehensive income (loss)	(77,726)	223,655
Comprehensive income (loss)	$105,264	$33,575
Basic and diluted comprehensive loss per share	0.01	0.00

11.           Income Tax

The provision for income tax expense (benefit) is compromised of the following:

	2011	2010
Current tax, federal	$852,316	$604,340
Current tax, state	293,850	165,840
Current tax, foreign	-	-
Current tax, total	1,146,166	770,180

Deferred income tax, federal	(20,000)	(80,000)
Deferred income tax, state	-	-
Deferred income tax, foreign	-	-
Deferred income tax, total	(20,000)	(80,000)
Total	$1,126,166	$690,180

Income taxes vary from the amount that would be computed by applying the U.S. statutory federal income tax rate (34%) to income (loss) before income tax expense (benefit):

	2011	2010

Income before taxes, domestic	$2,682,495	$1,864,781
Income before taxes, foreign	(1,373,873)	(1,364,681)
Income before taxes, total	$1,308,622	$500,100
Expense (recovery) for income taxes at statutory rate (34%)	$444,931	$170,034
Impact of lower statutory rates on foreign subsidiary	114,131	280,972
Non-deductible expenses	82,340	40,303
Other items	(116,981)	(131,450)
Change in valuation allowance	311,357	330,321
Income tax expense (recovery)	$835,785	$690,180

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax assets are consisting of the following:

	US	Foreign	Total 2011	Total 2010

Non-capital loss carry forwards	$-	$1,741,452	$1,741,452	$1,507,733
Property and equipment	219,000	(53,287)	165,713	137,605
Stock based compensation	114,400	-	114,400	44,862
Valuation allowance	(114,400)	(1,688,165)	(1,802,565)	(1,491,200)
Net deferred tax assets	$219,000	$-	$219,000	$199,000

A valuation allowance of $1,822,450 has been recorded as of December 31, 2011 (2010 - $1,491,200). Due to uncertainties related to Company’s ability to utilize some of the deferred income tax assets, primarily consisting of the foreign operations in Canada. The valuation allowance is based on the estimates of taxable income in the various jurisdictions in which the company operates and the period over which deferred income tax assets will be recoverable. The realization of net deferred income tax assets of $219,000 as of December 31, 2011 (2010 - $199,000) is primarily dependent upon the ability to generate future taxable income in the U.S.

The Company's foreign subsidiary in Canada carried losses for foreign income tax purposes of $6,965,807 (2010 - $6,030,934), which may be carried forward to apply against future income tax in Canada, expiring between 2014 and 2031.  The deferred tax benefit of these loss carry-forwards has been offset with a full valuation allowance, due to uncertainties related to the foreign subsidiary to utilize those deferred tax assets before they expire.  These losses expire as follows:

2014	447,873
2025	711,791
2026	918,978
2027	825,269
2028	739,475
2029	1,018,577
2030	1,063,777
2031	1,240,066

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

As at December 31, 2011 and 2010, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties.  The Company is subject to income taxation at the federal and state levels.  The Company is subject to US federal tax examinations for the tax years 2008 through 2011.  Loss carryforwards generated or utilized in years earlier than 2008 are also subject to examination and adjustment.  The Company has no income tax examinations in process.

The operating income shown in the income statement is on a consolidated basis.   As shown in the income tax reconciliation in Note 11, net income and net loss has been segregated so that the financial statement reader can see that the company has a significant net income before tax in the United States, and a significant loss before tax in 'foreign' jurisdictions.  On a consolidated basis, the net income earned in the States is being offset by the losses in Canada.

12.           Earnings (Loss) Per Share.

We present both basic and diluted EPS on the face of our consolidated statements of operations. Basic and diluted EPS are calculated as follows:

	2011	2010

Net income (loss)	$182,990	$(190,080)
Weighted average common shares outstanding:
Basic	13,272,049	13,962,567
Effect of dilutive options	205,960	-
Diluted	13,478,009	13,962,567
Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Certain stock options whose terms and conditions are described in Note 13, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  Those anti-dilutive options are as follows.

	2011	2010

Anti-dilutive options	180,700	1,836,700

There were no preferred shares issued and outstanding during the years ended December 31, 2011 or 2010.

13.           Stock Options.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2011 and 2010:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2009	1,546,700	$2.25 - $3.85	$3.25
Granted	315,000	$1.50 - 2.25	$1.87
Cancelled or expired	(25,000)	$1.50 - $3.85	$1.97
Balance, December 31, 2010	1,836,700	$1.50 - $3.60	$3.03
Granted	663,000	$1.50 – 2.45	$1.63
Cancelled or expired	(1,306,000)	$1.90 – 3.60	$3.23
Balance, December 31, 2011	1,193,700	$1.50 – 3.60	$2.04
Exercisable, December 31, 2011	774,700	$1.50 – 3.60	$2.28

The weighted-average remaining contractual life of outstanding options is 4.5 years. The aggregate intrinsic value of options outstanding at December 31, 2011 is $414,000.  The weighted-average remaining contractual life of outstanding options exercisable is 4.5 years. The aggregate intrinsic value of exercisable options outstanding at December 31, 2011 is $184,000.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2011	2010

Expected life – years	5.0	5.0
Interest rate	0.79 – 1.83%	1.40 – 2.49%
Volatility	60 - 62%	60%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.39 – 1.02	$0.29 – 0.70

        During the year ended December 31, 2011, the Company granted 231,000 (2010 – 61,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $58,497 (2010 - $20,032).  During the year ended December 31, 2011, employees were granted 432,000 (2010 – 254,000) stock options, which resulted in additional expenses of $78,483 (2010 – $65,801).  Options granted in previous years resulted in additional expenses in the amount of $118,538 for employees during the year ended December 31, 2011 (2010 - $60,801).  No stock options were exercised during this period.

As of December 31, 2011, there was approximately $218,587 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 4 years.

14.           Warrants

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

The following table summarizes the Company’s warrant activity for the three years ended December 30, 2010:

	Number of Shares	Exercise price per share	Weighted average exercise price
Balance December 31, 2007 and 2008	1,477,440	$4.50	$4.50
Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	987,400	$4.50	$4.50
Balance December 31, 2009	490,040	$3.00	$3.00
Granted
Exercised
Cancelled/Expired	490,040	$3.00	$3.00
Balance December 31, 2010	-	-	-

15.           Capital Stock.

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

Year ended December 31, 2011:

	EWCP	TPA	Total

Revenue	$1,032,596	$14,486,039	$15,518,635
Interest expense	69,273	26,476	95,749
Depreciation	43,597	287,342	330,939
Income tax expense	-	1,145,632	1,145,632
Segment profit (loss)	(1,788,841)	1,971,831	182,990
Segment property, equipment and leaseholds	6,006,733	2,198,781	8,205,514
Expenditures for segment assets	726,512	68,336	794,848

Year ended December 31, 2010:

	EWCP	TPA	Total

Revenue	$936,832	$10,554,569	$11,491,401
Interest expense	75,951	1,265	77,216
Depreciation	46,337	313,205	359,542
Income tax expense	-	690,180	690,180
Segment profit (loss)	(1,634,570)	1,444,490	(190,080)
Segment property, equipment and leaseholds	5,449,885	2,417,787	7,867,672
Expenditures for segment assets	479,811	134,091	613,902

Sales by territory are shown below:

	2011	2010

Canada	$512,499	$357,646
United States and abroad	15,006,136	11,133,755
Total	$15,518,635	$11,491,401

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2011	2010

Canada	$6,214,939	$5,675,065
United States	2,198,781	2,417,787
Total	$8,413,720	$8,092,852

Three customers accounted for $9,702,119 (63%) of sales made in 2011 (2010 - $7,033,072 or 61%).

17.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $278,636 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next five years are as follows:

2012	$149,496
2013	$80,609
2014	$48,532

18.           Contingencies.

On June 29, 2011, WaterSavr Singapore Pte. Ltd., a former distributor of the Company’s WATERSAVR product, initiated an arbitration proceeding with the American Arbitration Association in New York, NY asserting multiple claims.  The Company has denied the allegations of WaterSavr Singapore Pte. Ltd. and is defending itself vigorously.  At this time the amount and outcome of the claims are indeterminable, and may be monetarily favorable to FSI.  The company has included in deferred revenue $250,000 of cash received from WaterSavr Singapore Pte. Ltd. related to the arbitration proceedings.

19.           Subsequent Events.

On January 1, 2012, the Company issued 61,000 stock options to employees and 28,000 stock options to consultants.  The strike price is $2.22, with a vesting date of December 31, 2012 and all expire December 31, 2016.

On March 19, 2012, the Company received a $5.0 million revolving line of credit (LOC) at 3.75% and a $1.4 million secured loan at the same interest rate.  This combined credit access of $6.4 million replaces the existing $1.5 million LOC obtained last year and will be used for working capital requirements.

20.           Comparative Figures

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position

Daniel B. O’Brien	55	President, Director
John H. Bientjes	59	Director
Dr. Robert N. O’Brien	90	Director
Dale Friend	57	Director
Robert Helina	46	Director

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

Dale Friend has been a director since December 2002. She has a diversified background in the area of accounting and her experience has been primarily in business, offering a wide range of accounting knowledge. Ms. Friend has worked for a number of companies in their accounting departments, including Telus, Novas Capital Corp. and DB Perks & Associates.  She is currently working as Contract Accountant for Delcor Holdings which is a privately held investment company.

Robert T. Helina has been a director since October 2011.  Mr. Helina has been involved in the business financial services industry for over 20 years which has given him extensive knowledge in business economics and finance.  He currently serves as the Executive Chairman on the Board of Directors for SunCentro Corporation, providing corporate governance and guidance.  Mr.  Helina is also the CFO and director of Metron Captial Corp., which is a publically traded company.  Mr. Helina holds a Bachelor of Arts degree from Trinity Western University.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified.  All executive offices are chosen by the board of directors and serve at the board’s discretion.

John Bientjes, Dale Friend, and Robert Helina are independent directors as that term is defined in section 803 of the listing standards of the NYSE AMEX.

Our Audit Committee, consisting of John Bientjes, Dale Friend and Robert Helina, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications with our board of directors, senior management and our independent auditors.  Our Audit Committee also serves as an independent and objective party which monitors our financial reporting process and internal control system.  In addition, our Audit Committee reviews and appraises the efforts of our independent auditors.  Our Audit Committee meets periodically with management and our independent auditors.  John Bientjes meets the SEC’s definition of audit committee financial expert.  Each member of the Audit Committee is “independent” as that term is defined in Section 803 of the listing standards of the NYSE AMEX.

Our Compensation Committee, consisting of John Bientjes, Dale Friend and Robert Helina, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program.  None of our officers participated in deliberations of the compensation committee concerning executive officer compensation.    During the year ended December 31, 2011, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff.  Interested persons may also obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

We believe our directors benefit us for the following reasons:

Name	Reason

Daniel B. O’Brien	Long standing relationship with us.
John J. Bientjes	Long standing relationship with us.
Dr. Robert N. O’Brien	Long standing relationship with us.
Dale Friend	Long standing relationship with us.
Robert Helina	Corporate finance experience.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2011.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2011	$174,505	--	--	$29,799	--	$204,304
President and Chief	2010	$175,624	--	--	--	--	175,624
Executive Officer

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.
(4)	The value of all stock options granted during the periods covered by the table.
(5)	All other compensation received that we could not properly report in any other column of the table.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2011, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Stock Option Program	1,193,700	$2.04	Not Applicable
Total	1,193,700	$2.04

As of December 31, 2011 options to purchase 1,193,700 shares of our common stock were outstanding under our Stock Option Program.  The exercise price of these options varies between $1.50 and $3.60 per share.  The options expire at various dates between December 18, 2012 and September 22, 2016.

The following tables show, during the fiscal year ended December 31, 2011, the options granted to, and the options exercised and held by, the persons named below.  All options were granted pursuant to our Stock Option Program.

	Options Granted
			Exercise
	Grant	Options	Price Per	Expiration
Name	Date	Granted (#)	Share	Date

Daniel O’Brien	1/1/2011	150,000	$1.50	1/1/2016

Options Exercised
Name	Shares Acquired On Exercise (1)	Value Realized (2)

Daniel O’Brien	--	--

(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2011.

(2)
With respect to options exercised during the fiscal year ended December 31, 2011, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

	Shares underlying unexercised options which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Daniel O’Brien	30,000	120,000	1.50	01/01/16

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings.  We also compensate directors $2,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2011:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)
Robert N. O’Brien	--	--	$15,066
John H. Bientjes	$2,000	--	$2,511
Dale Friend	$2,000	--	$2,511
Eric Hodges (3)	$2,000	--	$2,511
Robert Helina	$2,000	--	$5,088

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

(3)	Eric Hodges died in 2011.

The terms of outstanding options granted to our directors are shown below.

Name	Option Price	No. of Options	Expiration Date
Robert N. O’Brien	$1.50	10,000	1-Jan-16
John H. Bientjes	$3.60	5,000	18-Dec-12
John H. Bientjes	$3.60	5,000	31-Jan-13
John H. Bientjes	$2.25	5,000	1-Jan-14
John H. Bientjes	$1.50	5,000	31-Dec-14
John H. Bientjes	$1.50	5,000	1-Jan-16
Dale Friend	$3.60	5,000	18-Dec-12
Dale Friend	$3.60	5,000	31-Jan-13
Dale Friend	$2.25	5,000	1-Jan-14
Dale Friend	$1.50	5,000	31-Dec-14
Dale Friend	$1.50	5,000	1-Jan-16
Robert Helina	$2.45	5,000	22-Sep-16

Daniel B. O’Brien is not compensated for serving as a director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock as of March 15, 2012 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,551,900	34.6%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

Dr. Robert N. O’Brien	1,785,000	13.6%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

John Bientjes	40,000	0.3%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Dale Friend	25,000	0.2%
3009 E. Kent Ave.
Vancouver, BC
Canada V5S 4P6

Robert Helina	5,000	0.0%
Suite 262 505-8840 210TH Street
Langley, BC
Canada V1M 2Y2

All officers and directors as a group (5 persons)	6,406,900	48.7%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 15, 2012, listed below.

Name	No. of	Exercise	Expiration
	Options	Price	Date

Daniel O'Brien	30,000	$1.50	1-Jan-16

Robert O'Brien	10,000	$1.50	1-Jan-16

John Bientjes	5,000	$3.60	18-Dec-12
	5,000	$3.60	31-Jan-13
	5,000	$2.25	1-Jan-14
	5,000	$1.50	31-Dec-14
	5,000	$1.50	1-Jan-16

Dale Friend	5,000	$3.60	18-Dec-12
	5,000	$3.60	31-Jan-13
	5,000	$2.25	1-Jan-14
	5,000	$1.50	31-Dec-14
	5,000	$1.50	1-Jan-16

Robert Helina	5,000	$2.45	22-Sep-16

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Meyers Norris Penny LLP, Chartered Accountants (“MNP”) examined our financial statements for the year ended December 31, 2011 and 2010.

Audit Fees

MNP was paid $72,185 and $63,185 for the fiscal years ended December 31, 2011 and 2010, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Audit-Related Fees

MNP was not paid any audit related fee for the fiscal years ended December 31, 2011 and 2010, respectively, for the audit or review of our financial statements

Tax Fees

MNP was paid $22,394 and $9,706 for the fiscal years ended December 31, 2011 and 2010, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2011 and 2010.

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

During the year ended December 31, 2011 our Audit Committee approved all of the fees paid to MNP.  Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence.  During the year ended December 31, 2011, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

Dated:  March 29, 2012.

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 29, 2012
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 29, 2012
John H. Bientjes

/s/ Robert N. O’Brien	Director	March 29, 2012
Robert N. O’Brien

/s/ Dale Friend	Director	March 29, 2012
Dale Friend

/s/ Robert Helina	Director	March 29, 2012
Robert Helina