Form 10-Q
period 2012-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2012-05-15
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

Class of Stock	No. Shares Outstanding	Date

Common	13,169,991	April 30, 2012

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	(a) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.	4

	(b) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011.	5

	(c) Unaudited Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	6

	(d) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011.	7

	(e) Notes to Unaudited Consolidated Financial Statements for the Three Months Ended March 31, 2012.	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	21

Item 4	Controls and Procedures.	24

PART II.	OTHER INFORMATION	25

Item 2.	Legal Proceedings.	25

Item 6.	Exhibits.	25

SIGNATURES		26

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 2012
(U.S. Dollars)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current
Cash and cash equivalents	$752,858	$506,903
Accounts receivable (see Note 3)	2,650,296	2,332,019
Inventory (see Note 4)	3,089,661	2,890,511
Prepaid expenses	146,889	135,361
	6,639,704	5,864,794

Property, equipment and leaseholds (see Note 5)	8,025,980	8,205,514
Patents (see Note 6)	209,196	208,206
Long term deposits (see Note 7)	7,874	7,733
Deferred tax asset	229,000	219,000
Total Assets	$15,111,754	$14,505,247
Liabilities
Current
Accounts payable and accrued liabilities	$570,508	$514,890
Deferred revenue	312,537	312,392
Taxes payable	540,998	437,998
Line of credit (see Note 8)	725,000	650,000
Current portion of long term debt (see Note 9)	330,067	329,389
	2,479,110	2,244,669
Long Term
Loans	1,653,644	1,647,603
Total Liabilities	$4,132,754	$3,892,272
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (2011: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	15,896,705	15,864,348
Accumulated other comprehensive income	588,147	477,139
Deficit	(5,519,022)	(5,741,682)

Total Stockholders’ Equity	10,978,000	10,612,975

Total Liabilities and Stockholders’ Equity	$15,111,754	$14,505,247

Commitments (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2012	2011

Sales	$5,194,071	$4,357,467
Cost of sales	3,219,897	2,573,948

Gross profit	1,974,174	1,783,519

Operating expenses
Wages	388,563	470,838
Administrative salaries and benefits	130,533	93,614
Advertising and promotion	26,042	37,610
Investor relations and transfer agent fee	59,010	25,824
Office and miscellaneous	99,421	97,335
Insurance	65,013	56,098
Interest expense	34,799	19,281
Rent	47,194	44,665
Consulting	68,940	30,691
Professional fees	92,124	44,931
Travel	29,354	32,650
Telecommunications	6,750	8,908
Shipping	9,188	8,119
Research	20,165	14,115
Commissions	76,702	66,658
Currency exchange	6,230	12,923
Utilities	34,064	41,152

Total operating expenses	1,194,092	1,105,412

Operating income (loss)	780,082	678,107
Gain on sale on equipment	2,217	-
Interest income	361	-

Income (loss) before income tax	782,660	678,107

Deferred tax (recovery)	(10,000)	-
Provision for income taxes	(570,000)	(320,000)

Net income (loss)	222,660	358,107

Net income (loss) per share (basic)	$0.02	$0.03
Net income (loss) per share (diluted)	$0.02	$0.03
Weighted average number of common shares (basic)	13,169,991	13,596,698
Weighted average number of common shares (diluted)	13,403,559	13,596,698

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$222,660	$358,107
Other comprehensive income (loss)	111,008	126,690
Net comprehensive income (loss)	$333,668	$484,797
Basis income per share	0.02	0.03
Diluted income per share	0.02	0.04
Weighted average number of common shares (basic)	13,169,991	13,596,698
Weighted average number of common shares (diluted)	13,403,559	13,596,698

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2012	2011

Operating activities
Net income (loss)	$222,660	$358,107
Stock compensation expense	32,334	36,839
Depreciation	306,548	81,153
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(313,421)	(1,916,725)
(Increase) Decrease in inventory	(188,463)	24,899
(Increase) Decrease in prepaid expenses	(10,381)	34,666
(Increase) Decrease in deferred tax asset	(10,000)	-
Increase (Decrease) in accounts payable	51,352	110,908
Increase (Decrease) in taxes payable	103,000	320,000
Increase (Decrease) in deferred revenue	-	54,975

Cash provided by (used in) operating activities	193,629	(895,178)

Investing activities
Acquisition of property and equipment	(7,412)	(287,698)

Cash provided by (used in) investing activities	(7,412)	(287,698)

Financing activities
Short term line of credit	75,000	-
Loan	(31,801)	(30.758)
Purchase of common stock	-	(1,030,349)

Cash provided (used) by financing activities	43,199	(1,061,107)

Effect of exchange rate changes on cash	16,537	6,272

Inflow (outflow) of cash	245,953	(2,237,711)
Cash and cash equivalents, beginning	506,905	2,763,420

Cash and cash equivalents, ending	$752,858	$525,709

Supplemental disclosure of cash flow information:
Income taxes paid	$457,000	-
Interest paid	$34,799	$19,281

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012
(U.S. Dollars)

1.             Basis of Presentation.

These unaudited consolidated financial statements of Flexible Solutions International, Inc (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2011 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s unaudited consolidated financial position at March 31, 2012, and the unaudited consolidated results of operations and the unaudited consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”) and NanoChem Solutions Inc.  All inter-company balances and transactions have been eliminated.  The Company was incorporated May 12, 1998 in the State of Nevada.

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

The fair value at grant date of stock options is estimated using the Black-Scholes-Merton option-pricing model.  Compensation expense is recognized over the stock option vesting period based on the estimated number of stock options that are expected to vest.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2012 and 2011.

(l)            Use of Estimates.

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and would impact the results of operations and cash flows.

(m)          Fair Value of Financial Instruments

In August 2009, an update was made to Fair Value Measurements and Disclosures — “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to the Company’s unaudited consolidated financial statements.

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

(n)           Contingencies

Certain conditions may exist as of the date the unaudited consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's unaudited consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

(o)           Income Taxes

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2012, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense.

(p)           Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying unaudited consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,249,501 (47%) as at March 31, 2012 (2011 - $1,615,743 or 52%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions.

The Company is not exposed to significant interest rate risk to the extent that the long term debt maintained from the foreign government agencies is subject to a fixed rate of interest.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities.

(q)           Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment was effective for the Company on January 1, 2012. This amendment did not have a material impact on the Company’s financial position or results of operations.

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance was effective for the Company in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

3.             Accounts Receivable

	March 31, 2012	December 31, 2011
Accounts receivable	$2,663,746	$2,345,211
Allowances for doubtful accounts	(13,450)	(13,192)
	$2,650,296	$2,332,019

The Company has pledged $350,748 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.             Inventory

	March 31, 2012	December 31, 2011
Completed goods	$1,449,066	$1,702,842
Work in progress	18,399	20,317
Raw materials	1,622,196	1,167,352
	$3,089,661	$2,890,511

5.             Property, Plant & equipment

	March 31, 2012	Accumulated	March 31, 2012
	Cost	Depreciation	Net
Buildings	$5,366,751	$1,822,723	$3,544,028
Computer hardware	104,840	83,250	21,590
Furniture and fixtures	28,334	20,947	7,387
Office equipment	23,884	20,152	3,732
Manufacturing equipment	5,944,012	2,110,428	3,833,584
Trailer	17,308	12,797	4,511
Technology	136,953	6,848	130,105
Truck	11,920	8,705	3,215
Land	477,828	—	477,828
	$12,111,830	$4,085,850	$8,025,980

	December 31, 2011	Accumulated	December 31, 2011
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,731,782	$1,485,077
Plant under construction and equipment	5,520,598	—	5,520,598
Computer hardware	103,614	80,475	23,139
Furniture and fixtures	27,953	20,268	7,685
Office equipment	23,427	19,573	3,854
Manufacturing equipment	2,447,864	1,900,110	547,754
Trailer	27,447	20,260	7,187
Technology	134,327	—	134,327
Truck	11,691	8,283	3,408
Land	472,485	—	472,485
	$11,986,265	$3,780,751	$8,205,514

Amount of depreciation expense for three months ended March 31, 2012: $306,548 (2011: $81,153)

The following capitalized costs pertaining to the Company’s new plant in Taber, Alberta are classified as Plant Under Construction and Equipment at December 31, 2011 and included contracted costs and supplies.  The Company began depreciating the Plant and Equipment as of January 1, 2012.

December 31, 2011 Cost

Building	$1,040,078
Building improvements	1,068,606
Manufacturing equipment	3,411,914
$5,520,598

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$278,735
Building	1,030,400
Building improvements	1,062,252
Manufacturing equipment	3,363,100
Trailer	4,511
Truck	3,215
Technology	130,105

6.            Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $79,354 (2011 - $77,844) are not subject to amortization as of March 31, 2012, as the patents are still in the process of being approved.

	March 31, 2012 Cost	Accumulated Amortization	March 31, 2012 Net

Patents	$265,763	$56,567	$209,196

	December 31, 2011 Cost	Accumulated Amortization	December 31, 2011 Net

Patents	$260,680	$52,474	$208,206

Increase in 2012 cost was due to currency conversion.  2012 cost in Canadian dollars - $265,102 (2011 - $265,102 in Canadian dollars).

Amount of depreciation for 2012 - $3,056 (2011 - $2,932)

Estimated depreciation expense over the next five years is as follows:

2012	$12,269
2013	12,269
2014	12,269
2015	12,269
2016	12,269

7.            Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2012	December 31, 2011

Long term deposits	$7,874	$7,733

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

In March 2012, the Company signed a new agreement with Harris Bank to replace the expiring one.  The revolving line of credit was increased to an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  As well, the Company obtained a further $1,400,000 with a secured loan.  Both loans are at an annual interest rate of 3.75%.

Short-term borrowings outstanding under the Revolving Line as of March 31, 2012 were $725,000 (December 31, 2011 - $625,000) and there were no amounts outstanding on the secured loan.

9.            Long Term Debt

(a)           Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$895,576) as of December 31, 2011 on an unsecured basis.  The balance owing at March 31, 2012 was $728,641 in Canadian funds (US$730,462); (December 31, 2011 - $728,641CDN; US$716,461).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2012
$182,160	December 31, 2013
$182,160	December 31, 2014
$182,161	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds and the balance as of December 31, 2010 was $1,405,492 in Canadian funds ($1,413,082US).  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014.  The borrowing balance as March 31, 2012 was $1,250,123 in Canadian funds ($1,253,249US).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2012	$142,813
2013	$190,417
2014	$79,341

Continuity	March 31, 2012	December 31, 2011
Balance, January 1	$1,976,992	2,328,801
Less: Payments on loan	47,433	309,055
Effect of exchange rate	54,152	(42,754)
Balance,	$1,983,711	$1,976,992

Outstanding balance at:	2012	2011
a) Long term debt – AAFC	$730,462	$716,461

b) Long term debt – AFSC	1,253,249	1,260,531

Long term debt	$1,983,711	$1,976,992
Less: current portion	(330,067)	(329,389)
Balance	$1,653,644	$1,647,603

10.           Stock Options

The Company adopted a stock option plan ("Plan").  The purpose of this Plan is to  provide  additional  incentives  to  key  employees, officers, directors and consultants  of  the  Company  and its subsidiaries in order to help attract and retain  the  best  available  personnel  for  positions  of  responsibility  and otherwise promote the success of its business.  It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant.  The maximum term of options granted is 5 years.

The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company.  The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2011 and the three month period ended March 31, 2012:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2010	1,836,700	$1.50 - 3.60	$3.03
Granted	663,000	$1.50 – 2.45	$1.63
Cancelled or expired	(1,306,000)	$1.90 – 3.60	$3.23
Balance, December 31, 2011	1,193,700	$1.50 – 3.60	$2.04
Granted	89,000	$2.22	$2.22
Cancelled or expired	(57,000)	$3.60	$3.60
Balance, March 31, 2012	1,225,700	$1.50 – 3.60	$1.98
Exercisable, March 31, 2012	712,700	$1.50 – 3.60	$2.19

The fair value of each option grant is calculated using the following weighted average assumptions:

	2012	2011
Expected life – years	5.0	5.0
Interest rate	0.91%	1.8%
Volatility	60%	62%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.90	$0.39-0.50

During the three months ended March 31, 2012 the Company granted 28,000 options to consultants that resulted in $5,015 in expenses this quarter.  During the same period, 61,000 options were granted to employees, resulting in $10,568 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $7,230 for consultants and $9,544 for employees during the quarter ended March 31, 2012.  No stock options were exercised during the period.

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

There was no stock activity for the period ended March 31, 2012.

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

Three months ended March 31, 2012:
	EWCP	BPCA	Total
Revenue	$274,822	$4,919,249	$5,194,071
Interest revenue	352	9	361
Interest expense	15,673	19,126	34,799
Depreciation and amortization	243,458	63,090	306,548
Segment profit (loss)	(710,161)	932,821	222,660
Segment assets	6,099,484	2,135,692	8,235,176
Expenditures for segment assets	7,412	-	7,412

Three months ended March 31, 2011:
	EWCP	BPCA	Total
Revenue	$411,317	$3,946,150	$4,357,467
Interest revenue	-	-	-
Interest expense	19,281	-	19,281
Depreciation and amortization	10,807	70,346	81,153
Segment profit (loss)	(470,252)	828,359	358,107
Segment assets	5,857,849	2,364,810	8,222,659
Expenditures for segment assets	270,329	17,369	287,698

The sales generated in the United States and Canada are as follows:
	Three months ended March 31, 2012	Three months ended March 31, 2011
Canada	$419,073	$205,766
United States and abroad	4,774,998	4,151,701
Total	$5,194,071	$4,357,467

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:
	March 31, 2012	December 31, 2011
Canada	$6,151,496	$6,214,939
United States	2,083,680	2,198,781
Total	$8,235,176	$8,413,720

 Three customers accounted for $2,987,686 (58%) of sales made in the period (2011 - $2,506,107 or 64%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $235,220 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next three years are approximately as follows:

2012	107,920
2013	79,460
2014	47,840

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2012 are discussed below:

Three Months Ended March 31, 2012

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	D	Increased orders in the previous quarter contributed to decreased orders in this quarter.

BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.

Gross Profit	I	Increased sales.

Wages	D	Normal employee attrition replaced by temporary consultants.

Administrative salaries and benefits	I	Increased sales.

Investor relations and transfer agent fees	D	Additional effort was made to increase investor awareness of the Company

Consulting	I	Temporary consultants were used to replace normal employee attrition.

Professional fess	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and cost of arbitration proceeding.

Commissions	I	Increased sales for the quarter resulted in higher commissions.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2012 and 2011 are shown below:

	2012	2011
Cash provided (used) by operations	195,800	(895,178)
Construction of plant in Taber, AB	(9,854)	(270,329)
Sale (purchases) of equipment	2,442	(17,369)
Repayment of loans	(31,801)	(30,758)
Borrowings from line of credit	75,000	-
Purchase of common stock	-	(1,030,349)
Changes in exchange rates	14,366	6,272

In February 2011 the Company purchased 792,576 shares of its common stock from unrelated third parties. The shares were acquired in privately negotiated transactions for a total purchase price of $1,030,349. None of the share were acquired in open market transactions.

In 2007, the Company began construction of a plant in Taber Alberta. The plant is being used to manufacture aspartic acid which is the major component of TPAs. Presently the Company buys most of its aspartic acid from China where the base raw material is oil. The Company's plant in Taber uses sugar as the base raw material. Although the Company expects that it will still import some aspartic acid from China, using aspartic acid manufactured by its plant from sugar will reduce its raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of March 31, 2012 working capital was $4,160,594 (2011 - $3,376,569) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $235,219 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next four years are approximately as follows:

2012	107,920
2013	79,460
2014	47,840

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2012.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

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

Flexible Solutions International, Inc.

Date: May 15, 2012	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Principal Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Principal Financial and Accounting Officer