Form 10-Q
period 2012-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2012-08-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐                                                           No ☑

Class of Stock	No. Shares Outstanding	Date

Common	13,169,991	August 1, 2012

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	(a) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.	4

	(b) Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011.	5

	(c) Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2012 and 2011.	6

	(d) Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011.	7

	(e) Notes to Unaudited Consolidated Financial Statements for the Period Ended June 30, 2012.	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	22

Item 4.	Controls and Procedures.	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	26

SIGNATURES		27

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

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 2012
(U.S. Dollars)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current
Cash and cash equivalents	$645,907	$506,903
Accounts receivable	2,355,423	2,332,019
Inventory	3,193,511	2,890,511
Prepaid expenses	202,968	135,361
	6,397,809	5,864,794

Property, equipment and leaseholds	7,683,743	8,205,514
Patents	201,967	208,206
Long term deposits	7,725	7,733
Deferred tax asset	229,000	219,000
	$14,520,244	$14,505,247
Liabilities
Current
Accounts payable and accrued liabilities	$698,167	$514,890
Deferred revenue	312,383	312,392
Taxes payable	290,998	437,998
Short term line of credit	875,000	650,000
Current portion of long term debt	308,111	329,389
	2,484,659	2,244,669
Long Term
Loans	1,603,778	1,647,603
	$4,088,437	$3,892,272
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (2010: 13,962,567) common shares	13,170	13,170
Capital in excess of par value	15,929,062	15,864,348
Other comprehensive income	474,593	477,139
Deficit	(5,985,018)	(5,741,682)

Total Stockholders’ Equity	10,431,807	10,612,975

Total Liabilities and Stockholders’ Equity	$14,520,244	$14,505,247
Commitments and contingencies (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2012	2011

Sales	$3,761,729	$3,930,075
Cost of sales	2,654,812	2,246,652

Gross profit	1,106,917	1,683,423

Operating expenses
Wages	468,088	418,113
Administrative salaries and benefits	308,715	92,777
Advertising and promotion	17,224	18,865
Investor relations and transfer agent fee	54,753	61,842
Office and miscellaneous	105,370	156,990
Insurance	67,147	58,725
Interest expense	26,615	20,808
Rent	43,907	44,541
Consulting	72,416	22,703
Professional fees	163,820	174,368
Travel	34,795	39,804
Telecommunications	8,071	9,604
Shipping	7,777	8,317
Research	17,512	21,314
Commissions	36,069	30,581
Bad debt expense	76	-
Currency exchange	(9,790)	21,683
Utilities	30,347	12,654

Total operating expenses	1,452,912	1,213,689

Operating income (loss)	(345,995)	469,734

Interest income	-	-

Income (loss) before income tax	(345,995)	469,734

Provision for income taxes	(120,000)	(295,000)

Net income (loss)	(465,995)	174,734

Net income (loss) per share (basic)	$(0.04)	$0.01
Net income (loss) per share (diluted)	$(0.04)	$0.01
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,218,596	13,294,503

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2012	2011

Sales	$8,955,800	$8,287,542
Cost of sales	5,874,710	4,820,600

Gross profit	3,081,090	3,466,942

Operating expenses
Wages	856,651	888,951
Administrative salaries and benefits	439,247	186,391
Advertising and promotion	43,266	56,475
Investor relations and transfer agent fee	113,763	87,666
Office and miscellaneous	204,792	254,325
Insurance	132,161	114,823
Interest expense	61,414	40,089
Rent	91,102	89,206
Consulting	141,357	53,394
Professional fees	255,944	219,299
Travel	64,149	72,454
Telecommunications	14,821	18,512
Shipping	16,965	16,436
Research	37,677	35,429
Commissions	112,772	97,239
Bad debt expense (recovery)	76	-
Currency exchange	(3,560)	34,606
Utilities	64,410	53,806
	2,647,007	2,319,101

Income (loss) before other items and income tax	434,083	1,147,841
Gain on sale of equipment	2,217	-
Interest income	361	-

Income (loss) before income tax	436,661	1,147,841
Deferred tax (recovery)	(10,000)	-
Provision for income tax	(690,000)	(615,000)

Net income (loss)	(243,339)	532,841

Net income (loss) per share (basic)	$(0.02)	$0.04
Net income (loss) per share (diluted)	$(0.02)	$0.04
Weighted average number of common shares (basic)	13,169,991	13,353,904
Weighted average number of common shares (diluted)	13,277,709	13,412,237

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities
Net income (loss)	$(243,339)	$532,841
Stock compensation expense	64,689	71,920
Depreciation	611,737	163,346
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(24,639)	(1,743,084)
(Increase) Decrease in inventory	(302,096)	(652,391)
(Increase) Decrease in prepaid expenses	(68,523)	(646)
(Increase) Decrease in deferred tax assets	(10,000)	-
Increase (Decrease) in accounts payable	185,066	522,043
Increase (Decrease) in taxes payable	(147,000)	(310,000)
Increase (Decrease) in deferred revenue	-	54,975

Cash provided by (used in) operating activities	65,895	(1,360,996)

Investing activities
Acquisition of property and equipment	(85,532)	(619,253)

Cash provided by (used in) investing activities	(85,532)	(619,253)

Financing activities
Short term line of credit	225,000	500,000
Loan (repayment)	(63,698)	(62,466)
Purchase of common stock	-	(1,030,349)

Cash provided (used) by financing activities	161,302	(592,815)

Effect of exchange rate changes on cash	(2,663)	7,262

Inflow (outflow) of cash	139,002	(2,565,802)
Cash and cash equivalents, beginning	506,905	2,763,420

Cash and cash equivalents, ending	$645,907	$197,618

Supplemental disclosure of cash flow information:
Income taxes paid	$827,000	$925,000
Interest paid	$61,414	$40,089

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2012
(U.S. Dollars)

1.             Basis of Presentation.

These unaudited consolidated financial statements of Flexible Solutions International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2011 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2012, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”) and NanoChem Solutions Inc.  All inter-company balances and transactions have been eliminated.  The Company was incorporated May 12, 1998 in the State of Nevada.

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water.  The HEAT$AVR® product, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2012 and 2011.

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

(o)               Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2012, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(p)               Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totals $1,332,223 (57%) as at June 30, 2012 (2011 - $1,683,464 or 57%).

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

( q )             Recently Adopted Accounting Pronouncements

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

3.             Accounts Receivable

	June 30, 2012	December 31, 2011
Accounts receivable	$2,368,600	$2,345,211
Allowances for doubtful accounts	(13,177)	(13,192)
	$2,355,423	$2,332,019

The Company has pledged $233,165 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.             Inventory

	June 30, 2012	December 31, 2011
Completed goods	$1,335,789	$1,702,842
Works in progress	66,911	20,317
Raw materials	1,790,811	1,167,352
	$3,193,511	$2,890,511

5.           Property, Plant & equipment

	June 30, 2012	Accumulated	June 30, 2012
	Cost	Depreciation	Net
Buildings	$5,323,217	$1,911,350	$3,411,867
Computer hardware	104,964	83,994	20,970
Furniture and fixtures	27,931	21,019	6,912
Office equipment	23,401	19,936	3,465
Manufacturing equipment	5,941,246	2,300,618	3,640,628
Trailer	16,958	12,896	4,062
Technology	134,179	13,418	120,761
Truck	11,678	8,784	2,894
Land	472,184	—	472,184
	$12,055,758	$4,372,015	$7,683,743

	December 31, 2011	Accumulated	December 31, 2011
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,731,782	$1,485,077
Plant under construction and equipment	5,520,598	—	5,520,598
Computer hardware	103,614	80,475	23,139
Furniture and fixtures	27,953	20,268	7,685
Office equipment	23,427	19,573	3,854
Manufacturing equipment	2,447,864	1,900,110	547,754
Trailer	27,447	20,260	7,187
Technology	134,327	—	134,327
Truck	11,691	8,283	3,408
Land	472,485	—	472,485
	$11,986,265	$3,780,751	$8,205,514

Amount of depreciation expense for 2012: $605,728 (2011: $163,345)

The following capitalized costs pertaining to the Company’s new plant in Taber, Alberta are classified as Plant Under Construction and Equipment at December 31, 2011 and included contracted costs and supplies.  The Company began depreciating the Plant and Equipment as of January 1, 2012.

December 31, 2011 Cost

Building	$1,040,078
Building improvements	1,068,606
Manufacturing equipment	3,411,914
$5,520,598

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$273,091
Building	983,650
Building improvements	1,014,056
Manufacturing equipment	3,180,178
Trailer	4,061
Truck	2,294
Technology	120,761

6.             Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $77,759 (2011 - $79,354) are not subject to amortization as of June 30, 2012, as the patents are still in the process of being approved.

	June 30, 2012 Cost	Accumulated Amortization	June 30, 2012 Net
Patents	$260,393	$58,426	$201,967

	December 31, 2011 Cost	Accumulated Amortization	December 31, 2011 Net
Patents	$260,680	$52,474	$208,206

Decrease in 2012 cost was due to currency conversion.  2012 cost in Canadian dollars - $265,102 (2011 - $265,102 in Canadian dollars).

Amount of depreciation for 2012 - $6,058 (2011 - $6,264)

Estimated depreciation expense over the next five years is as follows:

2012	$12,688
2013	12,688
2014	12,688
2015	12,688
2016	12,688

7.             Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2012	2011
Long term deposits	$7,725	$7,733

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

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted to the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

In March 2012, the Company signed a new agreement with Harris Bank to replace the expiring credit line.  The revolving line of credit was increased to an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  As well, the Company obtained a further $1,400,000 with a secured loan.  Both loans are at an annual interest rate of 3.75%.

Short-term borrowings outstanding under the Revolving Line as of June 30, 2012 were $875,000 (December 31, 2011 - $625,000) and there were no amounts outstanding on the secured loan.

9.             Long Term Debt

(a)           Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$895,576) as of December 31, 2011 on an unsecured basis.  The balance owing at June 30, 2012 was $728,641 in Canadian funds (US$715,671); (December 31, 2011 - $728,641CDN; US$716,461).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2012
$182,160	December 31, 2013
$182,160	December 31, 2014
$182,161	December 31, 2015
$182,160	December 31, 2012

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds and the balance as of December 31, 2011 was $1,281,960 in Canadian funds ($1,260,581US).  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014.  The borrowing balance as June 30, 2012 was $1,217,896 in Canadian funds ($1,196,218US).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2012	$93,281
2013	$186,562
2014	$77,734

	June 30,	December 31,
Continuity	2012	2011
Balance, January 1	$1,976,992	2,328,801
Less: Payments on loan	94,439	309,055
Effect of exchange rate	29,336	(42,754)
Balance,	$1,911,889	$1,976,992

Outstanding balance at:	June 30, 2012	December 31, 2011
a) Long term debt – AAFC	$715,671	$716,461

b) Long term debt – AFSC	1,196,218	1,260,531

Long term debt	$1,911,889	$1,976,992
Less: current portion	(308,111)	(329,389)
Balance	$1,603,778	$1,647,603

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2011 and the six month period ended June 30, 2012:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2010	1,836,700	$1.50 – 3.60	$3.03
Granted	663,000	$1.50 – 2.45	$1.63
Cancelled or expired	(1,306,000)	$1.90 – 3.60	$3.23
Balance, December 31, 2011	1,193,700	$1.50 – 3.60	$2.04
Granted	89,000	$2.22	$2.22
Cancelled or expired	(257,700)	$1.50 – $3.60	$2.36
Balance, June 30, 2012	1,025,000	$1.50 – 3.60	$1.97
Exercisable, June 30, 2012	632,000	$1.50 – 3.60	$2.11

The fair value of each option grant is calculated using the following weighted average assumptions:

	2012	2011
Expected life – years	5.0	5.0
Interest rate	0.91%	1.8%
Volatility	60%	62%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.90	$0.39-0.50

During the six months ended June 30, 2012 the Company granted 28,000 options to consultants that resulted in $10,030 in expenses this quarter.  During the same period, 61,000 options were granted to employees, resulting in $21,136 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $14,460 for consultants and $19,088 for employees during the quarter ended June 30, 2012.  No stock options were exercised during the period.

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

There was no stock activity for the six months ended June 30, 2012.

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

Six months ended June 30, 2012:	EWCP	BPCA	Total
Revenue	$548,333	$8,407,467	$8,955,800
Interest revenue	352	9	361
Interest expense	30,647	30,767	61,414
Depreciation and amortization	484,831	126,955	611,786
Segment profit (loss)	(1,362,229)	1,118,890	(243,339)
Segment assets	5,798,357	2,087,331	7,885,710
Expenditures for segment assets	70,028	15,504	85,532

Six months ended June 30, 2011:	EWCP	BPCA	Total
Revenue	$686,567	$7,600,975	$8,287,542
Interest revenue	-	-	-
Interest expense	36,500	3,589	40,089
Depreciation and amortization	21,812	141,533	163,345
Segment profit (loss)	(868,823)	1,401,664	532,841
Segment assets	6,204,106	2,303,278	8,507,384
Expenditures for segment assets	592,229	27,024	619,253
The sales generated in the United States and Canada are as follows:
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Canada	$635,030	$388,500
United States and abroad	8,320,770	7,899,042
Total	$8,955,800	$8,287,542

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	June 30, 2012	December 31, 2011
Canada	$5,798,379	$6,214,939
United States	2,087,331	2,198,781
Total	$7,885,710	$8,413,720

Three customers accounted for $4,865,542 (54%) of sales made during the six months ended June 30, 2012 (2011 - $4,583,941 or 55%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $212,997 over the term of three leases, the last expiring on July 31, 2014.
Commitments in each of the next three years are approximately as follows:

2012	88,275
2013	77,851
2014	46,871

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

BCPA products - The Company's second class of products, TPA’s (i.e. thermal polyaspartate biopolymers), are biodegradable polymers used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. TPA's can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in the Company’s Statement of Operations for the three and six months ended June 30, 2012 are discussed below:

Six Months ended June 30, 2012

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.

BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.

Wages	D	Normal employee attrition replaced by temporary consultants.

Administrative salaries and benefits	I	Increased sales.

Insurance	I	Increased sales.

Consulting	I	Temporary consultants were used to replace normal employee attrition.

Professional fess	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and cost of arbitration proceeding.

Commissions	I	Increased sales for the period resulted in higher commissions.

Three months ended June 30, 2012

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.

BPCA products	D	The European economic situation pressured sales for the period.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased as partic acid costs.

Wages	I	Wages were increased in January 2012.

Administrative salaries and benefits	I	Salaries were increased in January 2012.

Consulting	I	Temporary consultants were used to replace normal employee attrition.

Commission	I	Commissionable sales increased against uncommissionable sales.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2012 and 2011 are shown below:

	2012	2011

Cash provided by (used by) operations	65,895	(1,360,996)
Construction of plant in Taber, AB	-	(593,082)
Purchases of equipment	(85,532)	(26,171)
Short term line of credit	225,000	500,000
Repayment of loans	(63,698)	(62,466)
Purchase of common stock	-	(1,030,349)
Changes in exchange rates	(2,663)	7,262

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

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2012 working capital was $3,913,150 (2011 - $3,620,125) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year other than repayment of the long-term loans.

The Company is committed to minimum rental payments for property and premises aggregating approximately $212,997 over the term of three leases, the last expiring on July 31, 2014.
Commitments in each of the next three years are approximately as follows:

2012	88,275
2013	77,851
2014	46,871

Other than as disclosed as above, the Company does not anticipate any capital requirements for the twelve months ended December 31, 2012.

Other than as disclosed in this report, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

Other than as disclosed in this report, the Company does not know of any significant changes in its expected sources and uses of cash.

The Company does not have any commitments or arrangements from any person to provide the Company with any sources of equity capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2012. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

August 14, 2012	By:	/s/ Daniel B. O’Brien
Name: Daniel B. O’Brien
Title: President and Principal Executive Officer

	By:	/s/ Daniel B. O’Brien
Name: Daniel B. O’Brien
Title: Principal Financial and Accounting Officer