Form 10-Q
period 2012-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2012-11-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________

Commission File Number:  001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery St. Victoria, British Columbia, Canada	V8T 5G4
(Address of Registrant's Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (250) 477-9969

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	November 1, 2012

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	(a) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.	2

	(b) Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011.	3

	(c) Unaudited Consolidated Statements of Operations for the Nine Months Ended September 30, 2012 and 2011.	4

	(dc) Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011.	5

	(e) Notes to Unaudited Consolidated Financial Statements for the Period Ended September 30, 2012.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	18

Item 4.	Controls and Procedures.	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	22

SIGNATURES		23

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

ii

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At September 30, 2012
(U.S. Dollars)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current
Cash and cash equivalents	$849,144	$506,903
Accounts receivable	2,003,053	2,332,019
Inventory	2,779,737	2,890,511
Prepaid expenses	168,468	135,361
	5,800,402	5,864,794

Property, equipment and leaseholds	7,579,764	8,205,514
Patents	206,011	208,206
Long term deposits	7,982	7,733
Deferred tax asset	229,000	219,000
	$13,823,159	$14,505,247
Liabilities
Current
Accounts payable and accrued liabilities	$748,183	$514,890
Deferred revenue	312,647	312,392
Taxes payable	(219,002)	437,998
Short term line of credit	875,000	650,000
Current portion of long term debt	320,752	329,389
	2,037,580	2,244,669
Long Term
Loans	1,625,890	1,647,603
	$3,663,470	$3,892,272
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (December 31, 2011: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	15,960,209	15,864,348
Other comprehensive income	629,415	477,139
Deficit	(6,443,105)	(5,741,682)

Total Stockholders’ Equity	10,159,689	10,612,975

Total Liabilities and Stockholders’ Equity	$13,823,159	$14,505,247

Commitments and contingencies (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2012	2011

Sales	$3,598,032	$3,861,195
Cost of sales	2,567,853	2,708,051

Gross profit	1,030,179	1,153,144

Operating expenses
Wages	410,369	410,470
Administrative salaries and benefits	153,280	86,651
Advertising and promotion	10,895	21,073
Investor relations and transfer agent fee	58,008	50,115
Office and miscellaneous	167,339	92,953
Insurance	70,899	66,144
Interest expense	24,223	28,568
Rent	44,984	47,171
Consulting	78,755	26,981
Professional fees	152,936	89,911
Travel	38,431	24,090
Telecommunications	7,793	8,745
Shipping	12,713	8,752
Research	14,608	20,836
Commissions	42,751	6,888
Bad debt expense	(395)	-
Currency exchange	(5,219)	(12,566)
Utilities	34,824	21,074

Total operating expenses	1,317,194	997,856

Operating income (loss)	(287,015)	155,288

Interest income	398	53

Income (loss) before income tax	(286,617)	155,341
Deferred tax (recovery)		(20,000)
Income tax (recovery)	171,468	267,634

Net income (loss)	(458,085)	(92,293)

Net income (loss) per share (basic)	$(0.03)	$(0.01)
Net income (loss) per share (diluted)	$(0.03)	$(0.01)
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,169,991	13,507,833

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2012	2011

Sales	$12,553,832	$12,148,737
Cost of sales	8,442,563	7,528,651

Gross profit	4,111,269	4,620,086

Operating expenses
Wages	1,267,020	1,299,421
Administrative salaries and benefits	592,527	273,042
Advertising and promotion	54,161	77,548
Investor relations and transfer agent fee	171,771	137,781
Office and miscellaneous	372,131	347,278
Insurance	203,060	180,967
Interest expense	85,637	68,657
Rent	136,086	136,377
Consulting	220,112	80,375
Professional fees	408,880	309,210
Travel	102,580	96,544
Telecommunications	22,614	27,257
Shipping	29,678	25,188
Research	52,285	56,265
Commissions	155,523	104,127
Bad debt expense (recovery)	(319)	-
Currency exchange	(8,782)	22,040
Utilities	99,234	74,880
	3,964,198	3,316,957

Income (loss) before other items and income tax	147,071	1,303,129
Gain on sale of equipment	2,217	-
Interest income	759	53 -

Income (loss) before income tax	150,047	1,303,182
Deferred tax (recovery)	(10,000)	(20,000)
Provision for income taxes	861,468	882,634 -

Net income (loss)	(701,421)	440,548

Net income (loss) per share (basic)	$(0.05)	$0.03
Net income (loss) per share (diluted)	$(0.05)	$0.03
Weighted average number of common shares (basic)	13,169,991	13,269,926
Weighted average number of common shares (diluted)	13,231,475	13,443,795

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating activities
Net income (loss)	$(701,421)	$440,548
Stock compensation expense	95,851	122,027
Depreciation	921,919	248,084
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	332,550	(1,506,121)
(Increase) Decrease in inventory	128,274	(1,359,881)
(Increase) Decrease in prepaid expenses	(30,432)	18,784
(Increase) Decrease in deferred tax assets	(10,000)	(20,000)
Increase (Decrease) in accounts payable	224,095	206,476
Increase (Decrease) in taxes payable	(657,000)	(290,000)
Increase (Decrease) in deferred revenue	-	62,975

Cash provided by (used in) operating activities	303,836	(2,077,108)

Investing activities
Acquisition of property and equipment	(93,007)	(740,816)

Cash provided by (used in) investing activities	(93,007)	(740,816)

Financing activities
Short term line of credit	225,000	1,500,000
Loan (repayment)	(96,464)	(94,164)
Purchase of common stock	-	(1,030,349)

Cash provided (used) by financing activities	128,536	375,487

Effect of exchange rate changes on cash	2,874	(1,677)

Inflow (outflow) of cash	342,239	(2,444,114)
Cash and cash equivalents, beginning	506,905	2,763,420

Cash and cash equivalents, ending	$849,144	$319,306

Supplemental disclosure of cash flow information:
Income taxes paid	$1,523,567	$1,175,000
Interest paid	$85,637	$68,657

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2012
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2012, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”) and NanoChem Solutions Inc.  All inter-company balances and transactions have been eliminated.  The Company was incorporated May 12, 1998 in the State of Nevada.

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water.  The HEAT$AVR® product is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

(b)           Inventories and Cost of Sales

The Company has four major classes of inventory:  finished goods, work in progress, raw materials and supplies.  In all classes, inventory is valued at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  Cost of sales includes all expenditures incurred in bringing the goods to the point of sale.  Inventory costs and cost of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

 (c)           Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when management estimates collectability to be uncertain.  Accounts receivable are continually reviewed to determine which, if any, accounts are doubtful of collection.  In making the determination of the appropriate allowance amount, the Company considers current economic and industry conditions, relationships with each significant customer, overall customer credit-worthiness and historical experience.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share is calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2012 and 2011.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2012, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(p)            Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the three primary customers totaled $1,330,662 (66%) as at September 30, 2012 (December 31, 2011 - $1,696,526 or 73%).

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

3.           Accounts Receivable

	September 30, 2012	December 31, 2011
Accounts receivable	$2,016,299	$2,345,211
Allowances for doubtful accounts	(13,246)	(13,192)
	$2,003,053	$2,332,019

The Company has pledged $87,320 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.           Inventory

	September 30, 2012	December 31, 2011
Completed goods	$1,710,000	$1,702,842
Works in progress	56,548	20,317
Raw materials	1,013,189	1,167,352
	$2,779,737	$2,890,511

5.           Property, Plant & equipment

	September 30, 2012	Accumulated	September 30, 2012
	Cost	Depreciation	Net
Buildings	$5,398,062	$2,006,865	$3,391,197
Computer hardware	106,553	87,041	19,512
Furniture and fixtures	28,455	21,787	6,668
Office equipment	24,233	20,844	3,389
Manufacturing equipment	6,083,634	2,531,194	3,552,440
Trailer	17,560	13,726	3,834
Technology	138,947	20,842	118,105
Truck	12,093	9,361	2,732
Land	481,887	—	481,887
	$12,291,424	$4,711,660	$7,579,764

	December 31, 2011	Accumulated	December 31, 2011
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,731,782	$1,485,077
Plant under construction and equipment	5,520,598	—	5,520,598
Computer hardware	103,614	80,475	23,139
Furniture and fixtures	27,953	20,268	7,685
Office equipment	23,427	19,573	3,854
Manufacturing equipment	2,447,864	1,900,110	547,754
Trailer	27,447	20,260	7,187
Technology	134,327	—	134,327
Truck	11,691	8,283	3,408
Land	472,485	—	472,485
	$11,986,265	$3,780,751	$8,205,514

Amount of depreciation expense for 2012: $910,308 (2011: $238,811)

The following capitalized costs pertaining to the Company’s new plant in Taber, Alberta are classified as Plant Under Construction and Equipment at December 31, 2011 and included contracted costs and supplies.  The Company began depreciating the Plant and Equipment as of January 1, 2012.

December 31, 2011 Cost

Building	$1,040,078
Building improvements	1,068,606
Manufacturing equipment	3,411,914
$5,520,598

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$282,794
Building	991,796
Building improvements	1,022,454
Manufacturing equipment	3,115,527
Trailer	2,733
Truck	3,834
Technology	118,105

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patents costs listed below, $77,759 (2011 - $79,354) are not subject to amortization as of September 30, 2012, as the patents are still in the process of being approved.

	September 30, 2012 Cost	Accumulated Amortization	September 30, 2012 Net
Patents	$269,625	$63,614	$206,011

	December 31, 2011 Cost	Accumulated Amortization	December 31, 2011 Net
Patents	$260,680	$52,474	$208,206

Decrease in 2012 cost was due to currency conversion.  2012 cost in Canadian dollars - $265,102 (2011 - $265,102 in Canadian dollars).

Amount of amortization for 2012 - $9,220 (2011 - $9,265)

Estimated depreciation expense over the next five years is as follows:

2012	$12,477
2013	12,477
2014	12,477
2015	12,477
2016	12,477

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2012	December 31, 2011
Long term deposits	$7,982	$7,733

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

In March 2012, the Company signed a new agreement with Harris Bank to replace the expiring credit line.  The revolving line of credit was increased to an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  The Company can borrow an additional $1,400,000 using other assets as collateral. Both loans are at an annual interest rate of 3.75%.

Short-term borrowings outstanding under the Revolving Line as of September 30, 2012 were $875,000 (December 31, 2011 - $650,000) and there were no amounts outstanding on the secured loan.

9.           Long Term Debt

(a)           Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$895,576) as of December 31, 2011 on an unsecured basis.  The present value of the loan at September 30, 2012 was $728,641 in Canadian funds (US$741,101); (December 31, 2011 - $728,641CDN; US$716,461).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2012
$182,160	December 31, 2013
$182,160	December 31, 2014
$182,161	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds and the balance as of December 31, 2011 was $1,281,960 in Canadian funds ($1,260,531US).  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014.  The present value of the loan as September 30, 2012 was $1,185,273 in Canadian funds ($1,205,542US).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2012	$48,298
2013	$193,191
2014	$80,496

Continuity	September 30, 2012	December 31, 2011

Balance, January 1	$1,976,992	2,328,801
Less: Payments on loan	142,129	309,055
Effect of exchange rate	111,779	(42,754)
Balance	$1,946,642	$1,976,992

Outstanding balance at:	September 30, 2012	December 31, 2011

a) Long term debt – AAFC	$741,100	$716,461
b) Long term debt – AFSC	1,205,542	1,260,531
Long term debt	$1,946,642	$1,976,992
Less: current portion	(320,752)	(329,389)
Balance	$1,625,890	$1,647,603

10.           Stock Options

The Company adopted a stock option plan ("Plan").  The purpose of this Plan is to  provide  additional  incentives  to  key  employees, officers, directors and consultants  of  the  Company  and its subsidiaries in order to help attract and retain  the  best  available  personnel  for  positions  of  responsibility  and otherwise promoting the success of its business.  It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the date of grant.  The maximum term of options granted is 5 years.

The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company.  The exercise price of all options is not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2011 and the nine month period ended September 30, 2012:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2010	1,836,700	$1.50 – 3.60	$3.03
Granted	663,000	$1.50 – 2.45	$1.63
Cancelled or expired	(1,306,000)	$1.90 – 3.60	$3.23
Balance, December 31, 2011	1,193,700	$1.50 – 3.60	$2.04
Granted	94,000	$2.00 - 2.22	$2.21
Cancelled or expired	(257,700)	$1.50 – $3.60	$2.36
Balance, September 30, 2012	1,030,000	$1.50 – 3.60	$1.97
Exercisable, September 30, 2012	632,000	$1.50 – 3.60	$2.11

The fair value of each option grant is calculated using the following weighted average assumptions:

	2012	2011
Expected life – years	5.0	5.0
Interest rate	0.38 - 0.91%	1.8%
Volatility	59 - 60%	62%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.38 - 0.90	$0.39-0.50

During the nine months ended September 30, 2012 the Company granted 33,000 options to consultants that resulted in $29,555 in expenses this period.  During the same period, 61,000 options were granted to employees, resulting in $15,984 in expenses this period.  Options granted in previous quarters resulted in additional expenses in the amount of $20,580 for consultants and $29,741 for employees during the quarter ended September 30, 2012.  No stock options were exercised during the period.

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

There was no stock activity for the nine months ended September 30, 2012.

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

Nine months ended September 30, 2012:
	EWCP	BPCA	Total
Revenue	$616,050	$11,937,782	$12,553,832
Interest revenue	750	9	759
Interest expense	45,447	40,190	85,637
Depreciation and amortization	729,708	189,820	919,528
Segment profit (loss)	(2,017,779)	1,316,358	(701,421)
Segment assets	5,760,309	2,025,466	7,785,775
Expenditures for segment assets	76,503	16,504	93,007

Nine months ended September 30, 2011:
	EWCP	BPCA	Total
Revenue	$855,060	$11,293,677	$12,148,737
Interest revenue	53	-	53
Interest expense	53,109	15,548	68,657
Depreciation and amortization	32,674	215,402	248,076
Segment profit (loss)	(1,299,359)	1,739,904	440,545
Segment assets	5,984,588	2,267,888	8,252,476
Expenditures for segment assets	675,313	65,503	740,816

The sales generated in the United States and Canada are as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Canada	$682,159	$443,064
United States and abroad	11,871,673	11,705,673
Total	$12,553,832	$12,148,737

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2012	December 31, 2011
Canada	$5,760,309	$6,214,939
United States	2,025,466	2,198,781
Total	$7,785,775	$8,413,720

 Three customers accounted for $7,103,617 (57%) of sales made during the nine months ended September 30, 2012 (2011 - $7,105,435 or 59%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $246,804 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next three years are approximately as follows:

2012	42,021
2013	156,247
2014	48,536

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

BCPA products - The Company’s second class of products, TPA’s (i.e. thermal polyaspartate biopolymers), are biodegradable polymers used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. TPA’s can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2012 are discussed below:

Nine Months ended September 30, 2012

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.

BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.

Wages	D	Normal employee attrition replaced by temporary consultants.

Administrative salaries and benefits	I	Increased sales.

Insurance	I	Increased sales.

Consulting	I	Temporary consultants were used to replace normal employee attrition.

Professional fess	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and cost of arbitration proceeding.

Commissions	I	Increased sales for the period resulted in higher commissions.

Three months ended September 30, 2012

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.

BPCA products	D	The European economic situation pressured sales for the period.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.

Administrative salaries and benefits	I	Salaries increased in January 2012.

Professional fees	I	Legal costs to protect the Company’s intellectual property have increased due to new patent filings and cost of arbitration proceeding.

Consulting	I	Temporary consultants were used to replace normal employee attrition.

Commission	I	Commissionable sales increased against sales with no commissions.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2012 and 2011 are shown below:

	2012	2011
Cash provided by (used by) operations	303,834	(2,077,108)
Construction of plant in Taber, AB	-	(675,313)
Purchases of equipment	(93,007)	(65,503)
Short term line of credit	225,000	1,500,000
Repayment of loans	(94,164)	(96,464)
Purchase of common stock	-	(1,030,349)
Changes in exchange rates	2,876	(1,677)

In February 2011 the Company purchased 792,576 shares of its common stock from unrelated third parties. The shares were acquired in privately negotiated transactions for a total purchase price of $1,030,349. None of the share were acquired in open market transactions.

In 2007, the Company began construction of a plant in Taber Alberta. The plant is being used to manufacture aspartic acid which is the major component of TPAs. Presently the Company buys most of its aspartic acid from China, where the base raw material is oil and supplements from the Taber facility. The Company's plant in Taber uses sugar as the base raw material. Although the Company expects that it will still import some aspartic acid from China, using aspartic acid manufactured by its plant from sugar will reduce its raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of September 30, 2012 working capital was $3,562,822 (2011 - $3,620,125) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year other than repayment of the long-term loans.

The Company is committed to minimum rental payments for property and premises aggregating approximately $246,804 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next three years are approximately as follows:

2012	42,021
2013	156,247
2014	48,536

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2012.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

Date: November 14, 2012	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Principal Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Principal Financial and Accounting Officer