Form 10-K
period 2012-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2013-04-01
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Discovery Street Victoria, British Columbia, Canada	V8T 5G4
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (250) 477-9969

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐ Yes   ☑ No

As of June 30, 2012 the aggregate market value of the Company’s common stock held by non-affiliates was $9,646,189 based on the closing price for shares of the Company’s common stock on the NYSE MKT for that date.

As of March 15, 2013, the Company had 13,169,991 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

We operate through a number of wholly-owned subsidiaries which are mentioned in Note 1 to the financial statements included as part of this report. Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage that was paid in June 2008.  The building was renovated and now operates as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber is shipped to our plant in Illinois for finishing.

Our website is www.flexiblesolutions.com

Our Products

HEATSAVR®/ECOSAVR

Our studies indicate that approximately 70% of the energy lost from a swimming pool occurs through water evaporation.  HEATSAVR® is a chemical product for use in swimming pools and spas that forms a thin, transparent layer on the water’s surface.  The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water.   We have received reports from our commercial customers documenting energy savings of between $2,400 to $6,000 per year when using HEATSAVR®.

ECOSAVR® is a patented, disposable dispenser designed for the residential pool and spa market.  ECOSAVR® is made of molded plastic in the form of a ten-inch long colorful fish that is filled with enough HEATSAVR® to cover the surface of a 400 sq. ft. swimming pool for about one month.  The HEATSAVR® solution inside the ECOSAVR® escapes into the water and rises to the surface to form a transparent layer on the water’s surface.  Once the ECOSAVR® is empty the dispenser is removed and replaced.

In outdoor pools, the HEATSAVR® also provides convenience compared to pool blankets.  Pool blankets are plastic covers, which are cut to the size and shape of the surface of the pool or spa.  Pool blankets float on the surface and, like the HEATSAVR®, reduce energy costs by inhibiting water evaporation.  However, it is often inconvenient to use conventional pool blankets because a pool blanket must be removed and stored before the pool can be used.  Pool blankets do not provide any energy savings when not on the pool.  Conversely, HEATSAVR® eliminates the need to install, remove and store the blanket and works 24 hours a day.  In addition, the use of HEATSAVR® in an indoor pool results in even greater energy savings since indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment.  By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure, less energy is required to maintain a pool at the desired temperature and there is a reduced load on the air-conditioning system.

HEATSAVR® retails for between $250 and $300 per four gallon case in the United States.  ECOSAVR® has a suggested retail price of $11.99 in the United States.  We market our HEATSAVR® and ECOSAVR® products to homeowners with swimming pools and spas as well as operators of swimming pools and spas in hotels, motels, schools, and municipal and private recreational facilities.

We also manufacture and sell products which automatically dispense HEATSAVR® into commercial size swimming pools or spas at the rate of one ounce per 400 sq. ft. of water surface per day.

We have 18 non-exclusive distributorships in Canada and the United States for the sale of bulk HEATSAVR® (without the ECOSAVR® dispenser) and exclusive distributorships in Australia, Chile, Korea, Argentina, South Africa, Taiwan, and parts of Eastern and Western Europe.  We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States.  We also advertise in trade magazines and maintain a website which has information about our products.

WATERSAVR®

This product utilizes our HEATSAVR technology to reduce water evaporation in reservoirs, potable water storage tanks, livestock watering ponds, aqueducts, canals and irrigation ditches.  WATERSAVR may also be used for lawn and turf care and potted and bedding plants.

WATERSAVR® is sold in granulated form and can be applied by hand, by fully automated scheduled metering, or by an automatic dispenser.

Tests have indicated that WATERSAVR®:

●	Reduces daily water evaporation as much as 54%
●	Reduces monthly water evaporation as much as 37%
●	Is odorless
●	Has no effect on invertebrates or vertebrates
●	Has no anticipated effect on any current drinking water treatment processes and
●	Is biodegradable

We have one full-time employee and one part-time employee who are involved in the sales and marketing of WATERSAVR®.

WATERSAVR—BTI™

WATERSAVR—BTI™ combines evaporation control with an environmentally friendly method of killing mosquito larvae during the first, second and third stages of development.  Combined with our  original WATER$AVR® product, WATERSAVR—BTI™ can be quickly and evenly spread across large and small water surfaces where larvae rise to obtain air.  Tests conducted by the Entomology Department at the Louisiana State University Agricultural Center showed that the use of WATERSAVR—BTI™ resulted in a 100% kill rate of mosquito larvae in contact with the product.

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

Competition

HEATSAVR® and ECOSAVR™

We are aware of two other companies that manufacture products that compete with HEATSAVR® and ECOSAVR® and we believe our products are more effective and safer.  We maintain fair pricing equal to or lower than our competitors and protect our intellectual property carefully.  Our products are expected to maintain or increase market share in the competitive pool market.

HEATSAVR® also competes with plastic pool blanket products.  However, we believe that HEATSAVR® is more effective and convenient than pool blankets.

WATERSAVR®

Ultimate Products (Aust) Pty Ltd. of Australia has a product called Aquatain that directly competes with WATERSAVR®.  We believe our WATERSAVR® product is superior for the following reasons: it is safer, much less expensive and has much better test data.  Aquatain has not expended the capital to test for environmental effects on insects and other aquatic life whereas WATERSAVR® has recognized third party environmental safety documentation.

As water conservation is an important priority throughout the world, numerous researchers are working to develop solutions that may compete with, or be superior to, WATERSAVR.

WATERSAVR—BTI™

Although we are not aware of any direct competition with WATERSAVR—BTI™, the pest control industry is very large and well funded and there are a multitude of alternative methods and materials that can be used for mosquito control.  We believe that we will be able to compete by providing an environmentally sensitive product which is less expensive than traditional products.

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

Manufacturing

Our HEATSAVR® and ECOSAVR® products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers.  We have never experienced any shortage in the availability of raw materials and parts for these products and we do not have any long term supply contracts for any of these items.  We manufacture these products in our plant in Taber, Alberta, Canada.

Our WATERSAVR® products are manufactured by a third party.  We are not required to purchase any minimum quantity of this product.

Our 56,780 sq. ft. facility in Peru, Illinois manufactures our TPA products.  Raw materials for TPA production are sourced from various manufacturers throughout the world and we believe they are available in sufficient quantities for any increase in sales.  Raw materials are, however, derived from crude oil and are subject to price fluctuations related to world oil prices.

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage that was paid in June 2008.  The building operates as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber is shipped to our plant in Illinois for finishing.

Government Regulations

HEATSAVR® and ECOSAVR®

Chemical products for use in swimming pools are covered by a variety of governmental regulations in all countries where we sell these products.  These regulations cover packaging, labeling, and product safety.  We believe our products are in compliance with these regulations.

WATERSAVR®

Our WATERSAVR® product is subject to regulation in most countries, particularly for agricultural and drinking water uses. We do not anticipate that governmental regulations will be an impediment to marketing WATERSAVR® because the components in WATERSAVR® have historically been used in agriculture for many years for other purposes. Nevertheless, we will need to obtain approval to sell WATERSAVR® in the United States for agricultural and drinking water uses. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States.

WATERSAVR—BTI™

As a pesticide, WATERSAVR—BTI™ was approved by the EPA for commercial sale in the United States on November 30, 2005. We began marketing this product commercially in 2006. While EPA approval applies only to registration of the product in the United States, we believe EPA approval may expedite product registration and approval processes in other parts of the world. We will apply for certification in any country where significant markets are identified.

TPAs

In the oil field and agricultural markets we have received government approval for all TPAs currently sold.  In the detergent market, there are currently no regulatory requirements for use of TPAs in detergent formulations.  For personal care products such as shampoo and toothpaste, there are various regulatory bodies, including the National Sanitation Foundation and the United States Food and Drug Administration, which regulate TPA use.  If we begin to market our TPA products for personal care use, we will need to satisfy applicable regulatory requirements.

Proprietary Rights

Our success is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trademarks, trade secrets and nondisclosure agreements to protect our proprietary technology. We currently hold many U.S. patents and International patents which expire at various dates up to 2032. We also have applied to extend these certain patents to other countries where we operate. There can be no assurance that our foreign patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

Research and Development

We spent $68,254 during the year ended December 31, 2012 and $73,200 during year ended December 31, 2011 on research and development.  This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2012 we had 39 employees, including one officer, eleven sales and customer support personnel, and twenty seven manufacturing personnel.  None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

Given the nature of the markets in which we operate, we cannot reliably predict future revenues and profitability.  Changes in competitive, market and economic conditions may cause us to adjust our operations.  A high proportion of our costs are fixed, due in part to our sales, research and development and manufacturing costs.  Thus, small declines in revenue could disproportionately affect our operating results.  Factors that may affect our operating results and the market price of our common stock include:

●	demand for and market acceptance of our products;

●	competitive pressures resulting in lower selling prices;

●	adverse changes in the level of economic activity in regions in which we do business;

●	adverse changes in the oil and gas industry on which we are particularly dependent;

●	changes in the portions of our revenue represented by various products and customers;

●	delays or problems in the introduction of new products;

●	the announcement or introduction of new products, services or technological innovations by our competitors;

●	variations in our product mix;

●	the timing and amount of our expenditures in anticipation of future sales;

●	increased costs of raw materials or supplies; and

●	changes in the volume or timing of product orders.

Our operations are subject to seasonal fluctuation.

The use of our swimming pool products increases in summer months in most markets and results in our sales from January to June being greater than in July through December. Markets for our WATERSAVR® product are also seasonal, depending on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality. Our TPA business is the least seasonal, however there is a small increase in the spring related to inventory building for the crop season in the United States and a small slowdown in December as oilfield customers run down stock in advance of year end, but otherwise, little seasonal variation. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed.

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

Our WATERSAVR® product has not proven to be a revenue producing product and we may never recoup the cost associated with its development.

The marketing efforts of our WATERSAVR® product may result in continued losses.  We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use.  This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product.  We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product.  We expect to spend $200,000 on the marketing and production of our WATERSAVR® product in fiscal 2013.

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

Revenues from shipments made outside of the United States accounted for approximately 73% of our revenues in the year ended December 31, 2012, 73% in the year ended December 31, 2011 and 79% in the year ended December 31, 2010.  Since we sell our products worldwide, our business is subject to risks associated with doing business internationally.  We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue.  Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates;

●	changes in a country or region’s political or economic conditions, particularly in developing or emerging markets;

●	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

●	trade protection measures and import or export licensing requirements;

●	differing tax laws and changes in those laws;

●	difficulty in staffing and managing widespread operations;

●	differing laws regarding protection of intellectual property; and

●	differing regulatory requirements and changes in those requirements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We lease 4,300 sq. ft. in Victoria, British Columbia for administration and sales and research at $6,639 per month, effective to June 2014, as well as 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $7,563 per month with a year to year lease.  We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada.  Our building in Taber has been renovated and operates as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber is shipped to Illinois for finishing as well as for manufacturing our swimming pool products.

ITEM 3.  LEGAL PROCEEDINGS.

On June 29, 2011, WaterSavr Singapore Pte. Ltd., a former distributor of our WATERSAVR product, initiated an arbitration proceeding with the American Arbitration Association in New York, NY asserting multiple claims.  On November 5, 2012, we received written notice from the International Center for Dispute Resolution of the American Arbitration Association (“AAA”) that it has terminated the proceedings initiated by WaterSavr Singapore Pte Ltd against us. This proceeding was terminated without any liability on our part.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our common stock is traded on the NYSE MKT under the symbol “FSI”.  The following is the range of high and low closing prices for our common stock for the periods indicated:

		High	Low
Year Ended December 31, 2012	First Quarter	$2.61	$1.97
	Second Quarter	2.45	1.21
	Third Quarter	1.45	1.07
	Fourth Quarter	1.72	1.02
		High	Low
Year Ended December 31, 2011	First Quarter	$1.59	$1.22
	Second Quarter	2.85	1.50
	Third Quarter	3.39	2.31
	Fourth Quarter	3.20	2.07

As of December 31, 2012 we had approximately 1,700 shareholders.

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

On February 16, 2011 we repurchased and cancelled 792,576 shares of common stock for $1.30 per share, for a total of $1,030,349.  None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2011 and 2012.

       As of March 15, 2013 we had 13,169,991 outstanding shares of common stock.  The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 15, 2013:

	Number	Note
	Of Shares	Reference

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,114,000	A

A.            Options are exercisable at prices ranging from $1.21 to $2.45 per share.  See Item 11 of this report for more information concerning these options.

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

Our US subsidiaries have normally generated income and paid income taxes on its profits. However,  our Canadian subsidiaries normally generate losses. The losses of our Canadian subsidiary cannot be used to reduce any taxes payable by our US subsidiaries. As a result, and since for financial reporting purposes the operating results of the US and Canadian subsidiaries are consolidated, the income tax expense (benefit) shown in our statements of operations reflects the combine income tax (benefit) of the subsidiaries.

Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended December 31, 2012

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.

BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.

Wages	D	Normal employee attrition replaced by temporary workers.

Administrative salaries and benefits	I	Increased sales.

Insurance	I	Increased sales.

Consulting	I	Temporary workers were used to replace normal employee attrition.

Professional fess	I	Legal costs to protect our intellectual property have increased due to new patent filings and cost of arbitration proceeding.

Commissions	I	Increased sales for the period resulted in higher commissions.

Capital Resources and Liquidity

        Our material sources and <uses> of cash during the year ended December 31, 2012 were:

Cash used by operations	$(305,840)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(96,721)
Borrowing from short term line of credit	555,000
Repayment of loans	(293,397)
Exchange rate changes	(4,078)
Cash on hand at beginning of period	145,036

        Our material sources and <uses> of cash during the year ended December 31, 2011 were:

Cash used by operations	$(798,800)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(794,848)
Borrowing from short term line of credit	650,000
Repayment of loans	(309,056)
Repurchase of common stock	(1,030,349)
Exchange rate changes	26,536
Cash on hand at beginning of period	2,256,517

In 2007, we began construction of a plant in Taber Alberta. The plant is being used to manufacture aspartic acid which is the major component of TPAs. Previously, we bought aspartic acid from China where the base raw material is oil. Our plant in Taber uses sugar as the base raw material. Although we expect that we will still import some aspartic acid from China, using aspartic acid manufactured by our plant from sugar will reduce our raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2012 our working capital was $3,489,827 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $203,259 over the term of two leases, the last expiring on July 31, 2014.

Commitments in each of the next five years are as follows:

2013	$155,295
2014	$47,964

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2013.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2012 and determined that the adoption of this recent accounting pronouncements will not have a material effect on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

        We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	MNP LLP, Chartered Accountants
April 1, 2013

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
As at December 31
(U.S. Dollars)

	2012	2011
Assets

Current
Cash and cash equivalents	$361,867	$506,903
Accounts receivable (see Note 3)	2,199,359	2,332,019
Inventories (see Note 4)	3,361,760	2,890,511
Prepaid expenses	127,009	135,361
Total current assets	6,049,995	5,864,794

Property, equipment and leaseholds, net (see Note 5)	7,185,730	8,205,514
Patents (see Note 6)	200,512	208,206
Long term deposits (see Note 7)	7,893	7,733
Deferred tax asset (see Note 10)	292,111	219,000

Total Assets	$13,736,241	$14,505,247

Liabilities

Current
Accounts payable and accrued liabilities	$677,969	$514,890
Deferred revenue	312,556	312,392
Income taxes payable	45,998	437,998
Short term line of credit (Note 8)	1,205,000	650,000
Current portion of long term debt (see Note 9)	318,644	329,389
Total current liabilities	2,560,167	2,244,669
Long term debt (see Note 9)	1,407,406	1,647,603
Total liabilities	3,967,573	3,892,272

Stockholders’ Equity

Capital stock (see Note 13)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,169,991 (2011: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,006,798	15,864,348
Other comprehensive income	574,829	477,139
Accumulated Deficit	(6,826,129)	(5,741,682)

Total Stockholders’ Equity	9,768,668	10,612,975

Total Liabilities and Stockholders’ Equity	$13,736,241	$14,505,247

Commitments, Contingencies and Subsequent events	(See Notes 15 and 16)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31
(U.S. Dollars)

	2012	2011

Sales	$16,400,107	$15,518,635
Cost of sales	11,127,742	9,663,189

Gross profit	5,272,365	5,855,446

Operating Expenses
Wages	1,729,768	1,767,078
Administrative salaries and benefits	792,927	362,807
Advertising and promotion	63,884	105,621
Investor relations and transfer agent fee	224,873	200,789
Office and miscellaneous	504,312	484,899
Insurance	288,727	256,654
Interest expense	128,407	95,749
Rent	182,056	184,473
Consulting	296,643	133,602
Professional fees	523,057	410,926
Travel	142,139	136,597
Telecommunications	30,605	35,912
Shipping	39,301	35,252
Research	68,254	73,200
Commissions	166,855	139,215
Bad debt expense	(319)	-
Currency exchange	(9,695)	9,409
Utilities	134,637	114,800

Total operating expenses	5,306,431	4,546,983

Operating income	(34,066)	1,308,463
Gain on sale of equipment	2,217	-
Interest income	759	159
Income before income tax	(31,090)	1,308,622

Income taxes (Note 10)
Deferred income tax recovery	73,111	20,000
Income tax expense	(1,126,468)	(1,145,632)

Net income (loss) for the year	$(1,084,447)	$182,990

Other comprehensive income (loss)	97,690	(77,726)
Comprehensive income (loss)	(986,757)	105,264
Earnings (loss) per share (basic and diluted)	$(0.08)	$0.01

Weighted average number of common shares (basic)	13,169,991	13,272,049
Weighted average number of common shares (diluted)	13,169,991	13,478,009

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31
(U.S. Dollars)

	2012	2011
Operating activities
Net income (loss)	$(1,084,448)	$182,990
Adjustments to reconcile net loss to net cash:
Stock based compensation	142,450	255,773
Depreciation	1,257,644	330,423
Deferred tax recovery	(73,111)	(20,000)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	135,462	(1,138,262)
(Increase) Decrease in inventories	(459,250)	(363,860)
(Increase) Decrease in prepaid expenses	9,745	55,538
Increase (Decrease) in accounts payable	157,668	18,031
Increase (Decrease) in taxes payable	(392,000)	(182,002)
Increase (Decrease) deferred revenue	-	62,569

Cash provided by (used in) operating activities	(305,840)	(798,800)

Investing activities
Proceeds from disposal of long term deposits	-	-
(Increase) Decrease in development of patents	-	-
Acquisition of equipment	(96,721)	(794,848)

Cash provided by (used in) investing activities	(96,721)	(794,848)

Financing activities
Proceeds from short term line of credit	555,000	650,000
Proceeds from long-term debt	(293,397)	(309,056)
Proceeds from sale of common stock	-	(1,030,349)

Cash provided by (used in) financing activities	261,603	(689,405)

Effect of exchange rate changes on cash	(4,078)	26,536

Inflow (outflow) of cash	(145,036)	(2,256,517)
Cash and cash equivalents, beginning	506,903	2,763,420

Cash and cash equivalents, ending	$361,867	$506,903

Supplemental disclosure of cash flow information:
Income taxes paid	1,523,567	1,330,000
Interest paid	128,407	95,749

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity

Balance December 31, 2010	13,962,567	$13,963	$16,638,227	$(5,924,671)	$554,865	$11,282,384

Translation adjustment	—	—	—	—	(77,726)	(77,726)
Net loss	—	—	—	182,990	—	182,990

Comprehensive income	—	—	—	—	—	105,264

Shares issued:
Repurchase of share	(792,576)	(793)	(1,029,556)	—	—	(1,030,349)
Stock-based compensation	—	—	255,677	—	—	255,667

Balance December 31, 2011	13,169,991	$13,170	$15,864,348	$(5,741,681)	$477,139	$10,612,976

Translation adjustment	—	—	—	—	97,690	97,690
Net income	—	—	—	(1,084,448)	—	(1,084,448)

Comprehensive income	—	—	—	—	—	(986,757)

Stock-based compensation	—	—	142,450	—	—	142,450

Balance December 31, 2012	13,169,991	$13,170	$16,006,798	$(6,826,129)	$574,829	$9,768,668

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011
(U.S. Dollars)

1.            BASIS OF PRESENTATION.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, and FS Biomass Inc.  All inter-company balances and transactions have been eliminated.  The company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

Flexible Solutions International, Inc. and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. The Company’s primary product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

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

Costs capitalized on self-constructed assets, classified as plant under construction, include contracted costs and supplies, but not capitalized interest costs.  The Company has commenced depreciating its plant as construction has been completed and the plant is in use.

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

(f)           Foreign Currency.

The functional currency of one of the Company’s subsidiaries is the Canadian Dollar.  The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date.  Revenue and expense transactions are translated using average exchange rates prevailing during the year.  Translation adjustments arising on conversion of the financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in the Statement of Comprehensive Income.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2012 and 2011.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2012, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)           Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,648,428 (75%) at December 31, 2012 (2011 - $1,696,526 or 73%).

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04 Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04) which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRS). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company does not anticipate that this amendment will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05) which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements the entity is required to present on the face of the consolidated financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The Company does not anticipate that this amendment will have a material impact on its financial position or results of operations.

3.             ACCOUNTS RECEIVABLE

	2012	2011

Accounts receivable	$2,212,448	$2,345,211
Allowances for doubtful accounts	(13,089)	(13,192)
	$2,199,359	$2,332,019

The Company has pledged $69,410 (2011 - $210,923) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b)

4.             INVENTORIES

	2012	2011

Completed goods	$1,740,186	$1,702,842
Work in progress	31,593	20,317
Raw materials	1,589,981	1,167,352
	$3,361,760	$2,890,511

The Company has pledged $487,903 (2011 - $558,747) of the above listed inventories as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b)

5.             PROPERTY, EQUIPMENT AND LEASEHOLDS

	2012	Accumulated	2012
	Cost	Depreciation	Net
Buildings	$5,372,327	$2,122,396	$3,249,931
Computer hardware	106,457	88,811	17,646
Furniture and fixtures	28,385	22,155	6,230
Office equipment	23,946	20,795	3,151
Manufacturing equipment	6,039,836	2,725,324	3,314,512
Trailer	17,353	13,930	3,423
Technology	137,308	27,461	109,847
Truck	11,951	9,512	2,439
Land	478,551	—	478,551
	$12,216,114	$5,030,384	$7,185,730

	2011	Accumulated	2011
	Cost	Depreciation	Net
Buildings	$3,216,859	$1,731,782	$1,485,077
Plant under construction and equipment	5,520,598	—	5,520,598
Computer hardware	103,614	80,475	23,139
Furniture and fixtures	27,953	20,268	7,685
Office equipment	23,427	19,573	3,854
Manufacturing equipment	2,447,864	1,900,110	547,754
Trailer	27,447	20,260	7,187
Technology	134,327	—	134,327
Truck	11,691	8,283	3,408
Land	472,485	—	472,485
	$11,986,265	$3,780,751	$8,205,514

Amount of depreciation expense for 2012: $1,256,238 (2011: $330,939)

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
$5,520,598

The following carrying amount of property, equipment and leaseholds held by Flexible Solutions Ltd. serves as collateral for the AFSC loan (see Note 9b):

Land	$273,458
Building	927,117
Building improvements	983,083
Manufacturing equipment	2,903,462
Trailer	3,422
Truck	2,439
Technology	109,846

6.            PATENTS

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

Of the patent costs listed below, $79,558 (2011 - $77,844) are not subject to amortization as at December 31, 2012, as the patents are still in the process of being approved.

	2012 Cost	Accumulated Amortization	2012 Net
Patents	$266,451	$65,939	$200,512

	2011 Cost	Accumulated Amortization	2011 Net
Patents	$260,680	$52,474	$208,206

Increase in 2012 cost was due to currency conversion.  2012 cost in Canadian dollars - $265,102 (2011 - $265,102 in Canadian dollars).

Amount of depreciation for 2012: $11,124 (2011: $11,124).

Estimated depreciation expense over the next five years is as follows:

2013	$12,300
2014	12,300
2015	12,300
2015	12,300
2017	12,300

7.             LONG TERM DEPOSITS

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2012	2011

Long term deposits	$7,893	$7,733

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

Short-term borrowings outstanding under the Revolving Line as of December 31, 2012 were $1,205,000 (December 31, 2011 - $650,000) and there were no amounts outstanding on the secured loan.

9.            LONG TERM DEBT

(a)           Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$915,446) as of December 31, 2012 on an unsecured basis (2011 - $910,801CDN; US$915,719).  The balance owing at December 31, 2012 was $546,481 in Canadian funds (US$549,288).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2013
$182,160	December 31, 2014
$182,160	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian.  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014.  The borrowing balance as December 31, 2012 was $1,170,811 in Canadian dollars ($1,176,782US).  The borrowing balance as December 31, 2011 was $1,281,960 in Canadian funds ($1,260,531US).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3, 4 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

        The Company has committed to the following repayments:

2013	$190,911
2014	$79,546

Continuity	2012	2011
Balance, January 1	$1,976,992	2,328,801
Less: Payments on loan	310,384	309,055
Effect of exchange rate	59,512	(42,754)
Balance, December 31	$1,726,050	$1,976,992

Outstanding balance at December 31,	2012	2011
a) Long term debt - AAFC	$549,268	$716,461
b) Long term debt - AFSC	1,176,782	1,260,531
Long-term Debt	$1,726,050	$1,976,992
Less: current portion	(318,644)	(329,389)
	$1,407,406	$1,647,603

10.           INCOME TAX

The provision for income tax expense (benefit) is compromised of the following:

	2012	2011
Current tax, federal	$921,247	$852,316
Current tax, state	205,221	293,850
Current tax, foreign	-	-
Current tax, total	1,126,468	1,146,166

Deferred income tax, federal	(73,111)	(20,000)
Deferred income tax, state	-	-
Deferred income tax, foreign	-	-
Deferred income tax, total	(73,111)	(20,000)
Total	$1,053,357	$1,126,166

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.:

	2012	2011
Income (Loss) Before Taxes	(31,090)	1,308,622
US Statutory tax rate	34.00%	34.00%
Expected income tax (recovery)	(10,571)	444,931
Non-deductible items	(71,650)	82,340
Change in estimates	758
Functional currency adjustments	(40,925)	(116,981)
Foreign Tax Rate Difference	217,576	114,131
Change in Valuation Allowance	752,948	311,357
Total income taxes (recovery)	848,136	835,778

Current Income Tax Expenses	1,126,468	1,146,166
Deferred Tax Expenses (Recovery)	(73,111)	(20,000)
Total income taxes (recovery)	1,053,357	1,126,166

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2012 and 2011 are comprised of the following:

Canadian	2012	2011

Non capital loss carry-forwards	2,119,669	1,741,452
Intangible Assets	(118)	(6,691)
Fixed Assets	199,983	(46,604)
	2,319,534	1,688,157
Valuation Allowance	2,319,534	1,688,157
Net Deferred tax asset (liability)	-	-
USA
	2012	2011

Property and Equipment	272,062	219,000
Net operating losses	108,969	-
Stock Based Compensation	147,051	114,400
	528,082	333,400
Deferred tax asset not recognized	235,971	114,400
Net Deferred tax asset	292,111	219,000

The Company has non operating loss carry-forwards of approximately $8,435,655 (2011: $7,068,662) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

EXPIRY	2012 FS

2014	455,480
2015	723,880
2026	934,586
2027	839,285
2028	752,034
2029	1,035,876
2030	1,081,844
2031	1,245,677
2032	1,366,993
TOTAL	8,435,655

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

As at December 31, 2012 and 2011, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties.  The Company is subject to income taxation at the federal and state levels.  The Company is subject to US federal tax examinations for the tax years 2008 through 2011.  Loss carryforwards generated or utilized in years earlier than 2008 are also subject to examination and adjustment.  The Company has no income tax examinations in process.

The operating income shown in the income statement is on a consolidated basis.   As shown in the income tax reconciliation in Note 10, net income and net loss has been segregated so that the financial statement reader can see that the Company has a significant net income before tax in the United States, and a significant loss before tax in 'foreign' jurisdictions.  On a consolidated basis, the net income earned in the United States is being offset by the losses in Canada.

11.          EARNINGS (LOSS) PER SHARE.

We present both basic and diluted EPS on the face of our consolidated statements of operations. Basic and diluted EPS are calculated as follows:

	2012	2011

Net income (loss)	$(1,084,447)	$182,990
Weighted average common shares outstanding:
Basic	13,169,991	13,272,049
Effect of dilutive options	-	205,960
Diluted	13,169,991	13,478,009
Net income (loss) per common share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

Certain stock options whose terms and conditions are described in Note 12, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  Those anti-dilutive options are as follows.

	2012	2011

Anti-dilutive options	999,000	180,700

There were no preferred shares issued and outstanding during the years ended December 31, 2012 or 2011.

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

The Company may issue stock options and stock bonuses for shares of its common stock to provide incentives to directors, key employees and other persons who contribute to the success of the Company.  The exercise prices of all incentive options are issued for not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2012 and 2011:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2010	1,836,700	$1.50 - $3.60	$3.03
Granted	663,000	$1.50 - 2.45	$1.63
Cancelled or expired	(1,306,000)	$1.50 - $3.60	$3.23
Balance, December 31, 2011	1,193,700	$1.50 - $3.60	$2.04
Granted	94,000	$2.00 – 2.22	$2.14
Cancelled or expired	(288,700)	$1.50 – 3.60	$2.35
Balance, December 31, 2012	999,000	$1.21 – 2.45	$1.96
Exercisable, December 31, 2012	782,000	$1.50 – 2.45	$2.04

The weighted-average remaining contractual life of outstanding options is 2.9 years. The aggregate intrinsic value of options outstanding at December 31, 2012 is $776,430.  The weighted-average remaining contractual life of outstanding options exercisable is 2.0 years. The aggregate intrinsic value of exercisable options outstanding at December 31, 2012 is $301,500.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2012	2011
Expected life – years	5.0	5.0
Interest rate	0.36 – 0.38%	0.79 – 1.83%
Volatility	51 - 58%	60 - 62%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.38	$0.39 – 1.02

During the year ended December 31, 2012, the Company granted 33,000 (2011 – 231,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $21,939 (2011 - $51,874).  Options granted in other years resulted in additional expenses of $27,159 (2011 – $5,016).  During the year ended December 31, 2012, employees were granted 61,000 (2011 – 432,000) stock options, which resulted in additional expenses of $39,586 (2011 – $69,777).  Options granted in other years resulted in additional expenses in the amount of $53,766 for employees during the year ended December 31, 2012 (2011 - $129,106).  No stock options were exercised during the year ended December 31, 2012.

As of December 31, 2012, there was approximately $67,888 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 3 years.

13.           CAPITAL STOCK.

During the year ended December 31, 2012, the Company did not issue any stock.

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

Year ended December 31, 2012:

	EWCP	TPA	Total

Revenue	$828,135	$15,571,972	$16,400,107
Interest expense	78,467	49,940	128,407
Depreciation	1,002,228	254,010	1,256,238
Income tax expense	-	1,126,468	1,126,468
Segment profit (loss)	(2,745,801)	1,661,353	(1,084,448)
Segment property, equipment and leaseholds	5,224,454	1,961,276	7,185,730
Expenditures for segment assets	80,217	16,504	96,721

        Year ended December 31, 2011:

	EWCP	TPA	Total

Revenue	$1,032,596	$14,486,039	$15,518,635
Interest expense	69,273	26,476	95,749
Depreciation	43,597	287,342	330,939
Income tax expense	-	1,145,632	1,145,632
Segment profit (loss)	(1,788,841)	1,971,831	182,990
Segment property, equipment and leaseholds	6,006,733	2,198,781	8,205,514
Expenditures for segment assets	726,512	68,336	794,848

        Sales by territory are shown below:

	2012	2011

Canada	$718,128	$512,499
United States and abroad	15,681,979	15,006,136
Total	$16,400,107	$15,518,365

        The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2012	2011

Canada	$5,424,966	$6,214,939
United States	1,961,276	2,198,781
Total	$7,386,242	$8,413,720

Three customers accounted for $9,712,657 (59%) of sales made in 2012 (2011 - $9,702,119 or 63%).

15.           COMMITMENTS.

The Company is committed to minimum rental payments for property and premises aggregating approximately $203,259 over the term of two leases, the last expiring on July 31, 2014.

Commitments in each of the next five years are as follows:

2013	$155,295
2014	$47,964

16.           CONTINGENCIES.

On June 29, 2011, WaterSavr Singapore Pte. Ltd., a former distributor of the Company’s WATERSAVR product, initiated an arbitration proceeding with the American Arbitration Association in New York, NY asserting multiple claims.  On November 5, 2012, the Company received written notice from the International Center for Dispute Resolution of the American Arbitration Association (“AAA”) that it has terminated the proceedings initiated by WaterSavr Singapore. This proceeding was terminated without any liability on the part of the Company.

17.           SUBSEQUENT EVENTS.

On January 1, 2013, the Company issued 128,000 stock options to employees and 55,000 stock options to consultants.  The strike price is $1.21, with a vesting date of December 31, 2013 and all expire December 31, 2017.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

        Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

       There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position

Daniel B. O’Brien	56	President, Director
John H. Bientjes	60	Director
Dr. Robert N. O’Brien	91	Director
Dale Friend	58	Director
Robert Helina	47	Director
Tom Files	61	Director

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

Thomas M. Fyles has been a director since August 2012. Since 1979 Dr. Fyles has been a chemistry professor at the University of Victoria (Assistant Professor 1979-1984/Associate Professor 1984-1992/and Professor with Tenure since 1992) Dr. Fyles received his Bachelor of Science degree (with honors) from the University of Victoria in 1974 and his Ph.D. in chemistry from York University in 1977. Dr. Fyles was a postdoctoral fellow with Prof. J.M. Lehn, Institut Le Bel, Universite Louis Pasteur, Strasbourg, France, between September 1977 and July 1979.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified.  All executive offices are chosen by the board of directors and serve at the board’s discretion.

John Bientjes, Dale Friend, and Robert Helina are independent directors as that term is defined in section 803 of the listing standards of the NYSE MKT.

Our Audit Committee, consisting of John Bientjes, Dale Friend and Robert Helina, all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications with our board of directors, senior management and our independent auditors.  Our Audit Committee also serves as an independent and objective party which monitors our financial reporting process and internal control system.  In addition, our Audit Committee reviews and appraises the efforts of our independent auditors.  Our Audit Committee meets periodically with management and our independent auditors.  John Bientjes meets the SEC’s definition of an audit committee financial expert.  Each member of the Audit Committee is “independent” as that term is defined in Section 803 of the listing standards of the NYSE MKT.

Our Compensation Committee, consisting of John Bientjes, Dale Friend and Robert Helina, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program.  None of our officers participated in deliberations of the compensation committee concerning executive officer compensation.    During the year ended December 31, 2012, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff.  Interested persons may obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

        We believe our directors benefit us for the following reasons:

Name	Reason

Daniel B. O’Brien	Long standing relationship with us.

John J. Bientjes	Long standing relationship with us.

Dr. Robert N. O’Brien	Long standing relationship with us.

Dale Friend	Long standing relationship with us.

Robert Helina	Corporate finance experience.

Dr. Thomas Fyles	Scientific expertise.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2012.

						All
						Other
				Restric-		Annual
				ted Stock	Options	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Daniel B. O’Brien	2012	$612,184	--	--	$17,742	--	$629,926
President and Chief Executive Officer	2011	$174,505	--	--	$29,799	--	204,304

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

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

The options are subject to adjustment by reason of a recapitalization, reclassification, stock split, combination of shares, dividend or other distributions payable in capital stock.  Upon a merger, liquidation, dissolution or other consolidation, we will provide each option holder with one-months’ prior written notice informing the option holder that he or she may exercise the option in full (to the extent it has not been previously exercised) within the one-month period.  Following the expiration of the one month period, the option will terminate.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2012, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Stock Option Program	999,000	$1.96	Not Applicable
Total	999,000	$1.96

As of December 31, 2012 options to purchase 999,000 shares of our common stock were outstanding under our Stock Option Program.  The exercise price of these options varies between $1.21 and $2.45 per share.  The options expire at various dates between January 31, 2013 and December 31, 2017.

The following tables show, during the fiscal year ended December 31, 2012, the options granted to, and the options exercised and held by, the persons named below.  All options were granted pursuant to our Stock Option Program.

Options Granted
Exercise
	Grant	Options	Price Per	Expiration
Name	Date	Granted (#)	Share	Date
Daniel O’Brien	-	-	-	-

Options Exercised
Shares
	Acquired On	Value
Name	Exercise (1)	Realized (2)
Daniel O’Brien	--	--

(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2012.

(2)
With respect to options exercised during the fiscal year ended December 31, 2012, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

Shares underlying unexercised
	options which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Daniel O’Brien	-	--	-

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings.  We also compensate directors $2,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2012:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)
Robert N. O’Brien	--	--	$-
John H. Bientjes	$2,000	--	$3,582
Dale Friend	$2,000	--	$3,582
Robert Helina	$2,000	--	$3,582
Tom Fyles	--	--	$1,878

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

        The terms of outstanding options granted to our directors are shown below:

Name	Option Price	No. of Options	Expiration Date
Robert N. O’Brien	$1.50	20,000	January 1, 2016
John H. Bientjes	$3.60	5,000	January 31, 2013
John H. Bientjes	$2.25	5,000	January 1, 2014
John H. Bientjes	$1.50	5,000	December 31, 2014
John H. Bientjes	$1.50	5,000	January 1, 2016
John H. Bientjes	$2.22	5,000	January 1, 2017
Dale Friend	$3.60	5,000	January 31, 2013
Dale Friend	$2.25	5,000	January 1, 2014
Dale Friend	$1.50	5,000	December 31, 2014
Dale Friend	$1.50	5,000	January 1, 2016
Dale Friend	$2.22	5,000	January 1, 2017
Robert Helina	$2.45	5,000	September 22,2016
Robert Helina	$2.22	5,000	January 1, 2017

Thomas Fyles	$2.00	5,000	August 8, 2017

Daniel B. O’Brien is not compensated for serving as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock as of March 15, 2013 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership
Daniel B. O’Brien	4,521,900	34.3%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

Dr. Robert N. O’Brien	1,795,000	13.6%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

John Bientjes	40,000	0.3%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Dale Friend	25,000	0.2%
3009 E. Kent Ave.
Vancouver, BC
Canada V5S 4P6

Robert Helina	10,000	0.1%
C308, 20159 88th Ave
Langley, BC
Canada V1M 0A4

Dr. Thomas Fyles	5,000	0.0%
Box 3065
Visctoria, BC
Canada V8W 3V6

All officers and directors as a group (6 persons)	6,396,000	48.6%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 15, 2013, listed below.

Name	No. of Options	Exercise Price	Expiration Date

John Bientjes	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014
	5,000	$1.50	December 31, 2014
	5,000	$1.50	January 1, 2016
	5,000	$2.22	January 1, 2017

Dale Friend	5,000	$3.60	January 31, 2013
	5,000	$2.25	January 1, 2014
	5,000	$1.50	December 31, 2014
	5,000	$1.50	January 1, 2016
	5,000	$2.22	January 1, 2017

Robert Helina	5,000	$2.45	September 22, 2016
	5,000	$2.22	January 1, 2017

Dr. Thomas Fyles	5,000	$2.00	August 8, 2017

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MNP, LP Chartered Accountants, examined our financial statements for the year ended December 31, 2012 and 2011.

Audit Fees

MNP was paid $72,022 and $72,185 for the fiscal years ended December 31, 2012 and 2011, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Audit-Related Fees

MNP was not paid for any audit related fees for the fiscal years ended December 31, 2012 and 2011, respectively, for the audit or review of our financial statements

Tax Fees

MNP was paid $17,005 and $22,394 for the fiscal years ended December 31, 2012 and 2011, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2012 and 2011.

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

During the year ended December 31, 2012 our Audit Committee approved all of the fees paid to MNP.  Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence.  During the year ended December 31, 2012, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

Flexible Solutions International, Inc.

Date: April 1, 2013	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial
Daniel B. O’Brien	and Accounting Officer and a Director	April 1, 2013

/s/ John H. Bientjes	Director
John H. Bientjes		April 1, 2013

/s/ Robert N. O’Brien	Director
Robert N. O’Brien		April 1, 2013

/s/ Dale Friend	Director
Dale Friend		April 1, 2013

/s/ Robert T. Helina	Director
Robert T. Helina		April 1, 2013

/s/ Dr. Thomas Fyles	Director	April 1, 2013
Dr. Thomas Fyles