Form 10-Q
period 2013-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2013-05-15
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date

Common	13,169,991	April 30, 2013

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 2013
(U.S. Dollars)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current
Cash and cash equivalents	$822,495	$361,867
Accounts receivable (see Note 3)	2,829,121	2,199,359
Inventory (see Note 4)	3,553,134	3,361,760
Prepaid expenses	137,286	127,009
	7,342,036	6,049,995

Long Term	6,760,506	7,185,730

Property, equipment and leaseholds (see Note 5)
Patents (see Note 6)	191,090	200,512
Long term deposits (see Note 7)	7,740	7,893
Deferred tax asset	292,111	292,111
Total Assets	$14,593,483	$13,736,241
Liabilities
Current
Accounts payable and accrued liabilities	$1,157,646	$677,969
Deferred revenue	327,038	312,556
Taxes payable	(86,002)	45,998
Line of credit (see Note 8)	1,775,000	1,205,000
Current portion of long term debt (see Note 9)	313,693	318,644
	3,429,375	2,560,167
Long Term
Loans	1,325,465	1,407,406
Total Liabilities	$4,754,840	$3,967,573

Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (December 31, 2012: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,030,669	16,006,798
Accumulated other comprehensive income	497,772	574,829
Deficit	(6,702,968)	(6,826,129)

Total Stockholders’ Equity	9,838,643	9,768,668

Total Liabilities and Stockholders’ Equity	$14,593,483	$13,736,241
Commitments (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2013	2012

Sales	$4,504,536	$5,194,071
Cost of sales	3,158,383	3,219,897

Gross profit	1,346,152	1,974,174

Operating expenses
Wages	452,866	388,563
Administrative salaries and benefits	210,547	130,533
Advertising and promotion	6,722	26,042
Investor relations and transfer agent fee	56,748	59,010
Office and miscellaneous	118,287	99,421
Insurance	71,458	65,013
Interest expense	9,396	34,799
Rent	45,999	47,194
Consulting	78,255	68,640
Professional fees	43,225	92,124
Travel	34,952	29,354
Telecommunications	6,822	6,750
Shipping	7,214	9,188
Research	13,211	20,165
Commissions	39,469	76,702
Currency exchange	547	6,230
Utilities	29,329	34,064

Total operating expenses	1,225,048	1,194,092

Operating income	121,105	780,082
Gain on sale on equipment	2,057	2,217
Interest income	-	361

Income before income tax	123,161	782,660

Deferred tax (recovery)	-	(10,000)
Provision for income taxes	(58,000)	(570,000)

Net income	65,161	222,660

Net income per share (basic)	$0.00	$0.02
Net income per share (diluted)	$0.00	$0.02
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,404,141	13,403,559

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$65,161	$222,660
Other comprehensive income (loss)	(77,057)	111,008
Net comprehensive income (loss)	$(11,896)	$333,668
Basis income per share	0.00	0.02
Diluted income per share	0.00	0.02
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,404,141	13,403,559

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$65,161	$222,660
Stock compensation expense	23,872	32,334
Depreciation	329,199	306,548
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(633,475)	(313,421)
(Increase) Decrease in inventory	(200,939)	(188,463)
(Increase) Decrease in prepaid expenses	(11,478)	(10,381)
(Increase) Decrease in deferred tax asset	-	(10,000)
Increase (Decrease) in accounts payable	542,941	51,352
Increase (Decrease) in taxes payable	(177,500)	103,000
Increase (Decrease) in deferred revenue	14,752	-

Cash provided by (used in) operating activities	(47,467)	193,629

Investing activities
Acquisition of property and equipment	(4,741)	(7,412)

Cash provided by (used in) investing activities	(4,741)	(7,412)

Financing activities
Short term line of credit	570,000	75,000
Loan Repayment	(51,577)	(31,801)

Cash provided by financing activities	518,423	43,199

Effect of exchange rate changes on cash	(5,587)	16,537

Inflow of cash	460,628	245,953
Cash and cash equivalents, beginning	361,867	506,905

Cash and cash equivalents, ending	$822,495	$752,858

Supplemental disclosure of cash flow information:
Income taxes paid	$190,000	457,000
Interest paid	$27,938	$34,799

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013
(U.S. Dollars)

1.           Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”, “we”, or “our”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, and FS Biomass Inc. All inter-company balances and transactions have been eliminated. The company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

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

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2012 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2013, the consolidated results of operations for the three months ended March 31, 2013 and 2012, and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(g)           Revenue Recognition.

Revenue from product sales is recognized at the time the product is shipped since title and risk of loss is transferred to the purchaser upon delivery to the carrier. Shipments are made F.O.B. shipping point. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery to the carrier has occurred, the fee is fixed or determinable, collectability is reasonably assured and there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date, there have been no such significant post-delivery obligations.

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

(i)           Stock-based Compensation.

The Company recognizes compensation expense for all share-based payments in accordance with FASB Codification Topic 718, Compensation — Stock Compensation, (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2013 and 2012.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity which is significant to the fair value of the assets or liabilities.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2013, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

 (q)           Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,688,763 (60%) at March 31, 2013 (December 31, 2012 - $1,648,428 or 75%).

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

(r)             Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards update (ASU) 2013-02, Comprehensive Income (Topic 220). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. Substantially all of the information that this update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

3.           Accounts Receivable

	March 31, 2013	December 31, 2012
Accounts receivable	$2,841,940	$2,212,448
Allowances for doubtful accounts	(12,819)	(13,089)
	$2,829,121	$2,199,359

The Company has pledged $303,696 (2012 – $69,410) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.           Inventory

	March 31, 2013	December 31, 2012
Completed goods	$1,834,165	$1,740,186
Work in progress	49,116	31,593
Raw materials	1,669,853	1,589,981
	$3,553,134	$3,361,760

5.           Property, Plant & equipment

	March 31, 2013	Accumulated	March 31, 2013
	Cost	Depreciation	Net
Buildings	$5,327,721	$2,197,580	$3,130,141
Computer hardware	105,100	88,944	16,156
Furniture and fixtures	27,972	22,128	5,844
Office equipment	23,451	20,519	2,932
Manufacturing equipment	5,964,818	2,936,103	3,028,715
Trailer	16,994	13,894	3,100
Technology	134,466	33,616	100,850
Land	472,768	—	472,768
	$12,073,290	$5,312,784	$6,760,506

	December 31, 2012	Accumulated	December 31, 2012
	Cost	Depreciation	Net
Buildings	$5,372,327	$2,122,396	$3,249,931
Computer hardware	106,457	88,811	17,646
Furniture and fixtures	28,385	22,155	6,230
Office equipment	23,946	20,795	3,151
Manufacturing equipment	6,039,836	2,725,324	3,314,512
Trailer	17,353	13,930	3,423
Technology	137,308	27,461	109,847
Truck	11,951	9,512	2,439
Land	478,551	—	478,551
	$12,216,114	$5,030,384	$7,185,730

Amount of depreciation expense for three months ended March 31, 2013: $323,874 (2012: $303,492).

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$273,675
Building	885,232
Building improvements	938,671
Manufacturing equipment	2,638,217
Trailer	3,100
Technology	100,850

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2013 Cost	Accumulated Amortization	March 31, 2013 Net
Patents	$260,948	$69,858	$191,090

	December 31, 2012 Cost	Accumulated Amortization	December 31, 2012 Net
Patents	$266,680	$65,939	$200,512

Decrease in 2013 cost was due to currency conversion. 2013 cost in Canadian dollars - $265,102 (2012 - $265,102 in Canadian dollars).

Amount of depreciation for 2013 - $5,325 (2012 - $3,056)

Estimated depreciation expense over the next five years is as follows:

2013	$21,136
2014	21,136
2015	21,136
2016	21,136
2017	21,136

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2013	December 31, 2012

Long term deposits	$7,740	$7,893

8.           Short-Term Line of Credit

On February 28, 2011, the Company entered into a Business Loan Agreement (the Revolving Line of Credit Agreement) with Harris Bank (the Bank). The Revolving Line of Credit Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $1,500,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender’s prime rate plus 0.75%. Interest on the Revolving Line is due monthly.

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

To secure the repayment of any amounts borrowed under the Revolving Line, the Company granted to the Bank a security interest in substantially all of its assets of NanoChem Solutions Inc., which assets do not include its intellectual property assets.

In March 2012, the Company signed a new agreement with Harris Bank. The revolving line of credit was increased to an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. As well, the Company obtained a further credit line of $1,400,000 with a secured loan. Both loans are at an annual interest rate of 3.75%.

Short-term borrowings outstanding under the Revolving Line as of March 31, 2013 were $1,775,000 (December 31, 2012 - $1,205,000) and there were no amounts outstanding on the secured loan.

9.           Long Term Debt

(a)           Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 in Canadian funds,. the balance owing at March 31, 2013 was $546,481 in Canadian funds (US$537,901); (December 31, 2012 - $546,481CDN; US$549,268). The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2013
$182,160	December 31, 2014
$182,161	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds. The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014. The borrowing balance as March 31, 2013 was $1,118,822 in Canadian funds (US$1,101,257). The borrowing balance as December 31, 2012 was $1,170,811 in Canadian funds (US$1,176,782). The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2013	$140,220
2014	$77,900

	March 31, 2013	December 31, 2012
Continuity
Balance, January 1	$1,726,050	1,976,992
Less: Payments on loan	51,567	310,384
Effect of exchange rate	(35,325)	59,442
Balance	$1,639,158	$1,726,050

Outstanding balance at:
a) Long term debt – AAFC	$537,901	$549,268
b) Long term debt – AFSC	1,101,257	1,176,782
Long term debt	$1,639,158	$1,726,050
Less: current portion	(313,693)	(318,644)
Balance	$1,325,465	$1,407,406

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2012 and the three month period ended March 31, 2013:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2011	1,193,700	$1.50 - 3.60	$2.04
Granted	94,000	$2.00 – 2.22	$2.14
Cancelled or expired	(288,700)	$1.50 – 3.60	$2.35
Balance, December 31, 2012	999,000	$1.21 – 2.45	$1.96
Granted	183,000	$1.21	$1.21
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, March 31, 2013	1,114,000	$1.21 – 2.45	$1.74
Exercisable, March 31, 2013	714,000	$1.50 – 2.45	$1.92

The fair value of each option grant is calculated using the following weighted average assumptions:

	2013	2012

Expected life – years	5.0	5.0
Interest rate	0.36%	0.36 – 0.38%
Volatility	51.0%	51 – 58%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.38	$0.38

During the three months ended March 31, 2013 the Company granted 55,000 options to consultants that resulted in $4,150 in expenses.  During the same period, 128,000 options were granted to employees, resulting in $9,674 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $3,609 for consultants and $6,437 for employees during the quarter ended March 31, 2013.  No stock options were exercised during the period.

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

11.           Capital Stock.

There was no stock activity for the period ended March 31, 2013.

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

Three months ended March 31, 2013:

	EWCP	BPCA	Total
Revenue	$288,939	$4,215,597	$4,504,536
Interest revenue	-	-	-
Interest expense	(4,599)	13,995	9,396
Depreciation and amortization	274,359	54,840	329,199
Segment profit (loss)	(705,198)	770,359	65,161
Segment assets	5,045,160	1,906,436	6,951,596
Expenditures for segment assets	4,741	-	4,741

Three months ended March 31, 2012:

	EWCP	BPCA	Total
Revenue	$274,822	$4,919,249	$5,194,071
Interest revenue	352	9	361
Interest expense	15,673	19,126	34,799
Depreciation and amortization	243,458	63,090	306,548
Segment profit (loss)	(710,161)	932,821	222,660
Segment assets	6,099,484	2,135,692	8,235,176
Expenditures for segment assets	7,412	-	7,412

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Canada	$207,680	$419,073
United States and abroad	4,296,856	4,774,998
Total	$4,504,536	$5,194,071

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	March 31, 2013	December 31, 2012
Canada	$5,045,160	$5,424,966
United States	1,906,436	1,961,276
Total	$6,951,596	$7,386,242

 Three customers accounted for $2,694,248 (60%) of sales made in the period (2012 - $2,987,686 or 58%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $158,872 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next three years are approximately as follows:

2013	111,901
2014	46,971

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2013 compared to the same period in the prior year are discussed below:

Three Months Ended March 31, 2013

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increase in customer inventory to more normal level has resulted in greater sales.

BPCA products	D	Decrease was the result of slower uptake of the agriculture product in Q1 which may have been caused by the 2012 drought in the central US.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.

Wages	I	To ensure employee retention and increase the sales force in anticipation of future increased sales.

Item	Increase (I) or Decrease (D)	Reason

Administrative salaries and benefits	I	To encourage employee retention.

Office and Miscellaneous	I	Construction admin costs are now allocated to general admin costs now that the plant is operational.

Professional fess	D	Reduced litigation resulted in reduced professional fees.

Commissions	D	Uncommissioned sales increased against commissioned sales.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2013 and 2012 are shown below:

	2013	2012

Cash provided (used) by operations	(47,467)	193,629
Construction of plant in Taber, AB	(7,148)	(9,854)
Sale (purchases) of equipment	2,407	2,442
Repayment of loans	(51,577)	(31,801)
Borrowings from line of credit	570,000	75,000
Changes in exchange rates	(5,587)	16,357

In 2012, the Company completed the construction of its plant in Taber, Alberta. The plant is being used to manufacture aspartic acid which is the major component of TPAs. Presently the Company buys most of its aspartic acid from China where the base raw material is oil. The Company's plant in Taber uses sugar as the base raw material. Once the Alberta plant reaches full production, the Company expects that it will still import some aspartic acid from China, however, using aspartic acid manufactured by its plant from sugar will reduce its raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2013 working capital was $3,912,660 (December 31, 2012 - $3,489,827) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $158,872 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next four years are approximately as follows:

2013	111,901
2014	46,971

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2013.

Other than as disclosed in this report, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, its liquidity increasing or decreasing in any material way.

Other than as disclosed in this report, the Company does not know of any significant changes in its expected sources and uses of cash.

The Company does not have any commitments or arrangements from any person to provide it with any equity capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2013. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
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

Flexible Solutions International, Inc.

May 15, 2013	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Principal Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Principal Financial and Accounting Officer