Form 10-Q
period 2013-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2013-08-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Class of Stock	No. Shares Outstanding	Date

Common	13,169,991	August 1, 2013

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

PART I       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
At June 30, 2013
(U.S. Dollars)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current
Cash and cash equivalents	$512,363	$361,867
Accounts receivable (Note 3)	2,739,690	2,199,359
Inventory (Note 4)	3,103,492	3,361,760
Prepaid expenses	228,403	127,009
	6,583,948	6,049,995

Property, equipment and leaseholds (Note 5)	6,328,869	7,185,730
Patents (Note 6)	180,093	200,512
Long term deposits (Note 7)	7,494	7,893
Deferred tax asset	292,111	292,111
	$13,392,515	$13,736,241
Liabilities
Current
Accounts payable and accrued liabilities	$512,968	$677,969
Deferred revenue	257,172	312,556
Taxes payable	(74,002)	45,998
Short term line of credit (Note 8)	1,400,000	1,205,000
Current portion of long term debt (Note 9)	304,660	318,644
	2,400,798	2,560,167
Long Term
Loans (Note 9)	1,246,536	1,407,406
	$3,647,334	$3,967,573
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (2012: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,054,547	16,006,798
Other comprehensive income	368,265	574,829
Deficit	(6,690,801)	(6,826,129)

Total Stockholders’ Equity	9,745,181	9,768,668

Total Liabilities and Stockholders’ Equity	$13,392,515	$13,736,241

Commitments and contingencies (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2013	2012

Sales	$4,884,629	$3,761,729
Cost of sales	3,311,257	2,654,812

Gross profit	1,573,372	1,106,917

Operating expenses
Wages	468,524	468,088
Administrative salaries and benefits	203,466	308,715
Advertising and promotion	10,941	17,224
Investor relations and transfer agent fee	58,768	54,753
Office and miscellaneous	214,942	105,370
Insurance	49,834	67,147
Interest expense	46,484	26,615
Rent	45,711	43,907
Consulting	83,361	72,416
Professional fees	81,948	163,820
Travel	26,833	34,795
Telecommunications	8,913	8,071
Shipping	6,999	7,777
Research	66,943	17,512
Commissions	46,871	36,069
Bad debt expense	27,225	76
Currency exchange	4,483	(9,790)
Utilities	38,957	30,347

Total operating expenses	1,491,203	1,452,912

Income (loss) before other items and income tax	82,169	(345,995)
Income (loss) before income tax	82,169	(345,995)

Provision for income taxes	(12,000)	(120,000)
Net income (loss)	70,169	(465,995)

Other comprehensive income (loss)	(129,507)	(113,554)
Comprehensive income (loss)	(59,338)	(579,549)

Net income (loss) per share (basic and diluted)	$0.00	$(0.04)
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREPHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2013	2012

Sales	$9,389,164	$8,955,800
Cost of sales	6,469,640	5,874,710

Gross profit	2,919,524	3,081,090

Operating expenses
Wages	921,390	856,651
Administrative salaries and benefits	414,014	439,247
Advertising and promotion	17,663	43,266
Investor relations and transfer agent fee	115,516	113,763
Office and miscellaneous	333,230	204,792
Insurance	121,292	132,161
Interest expense	55,880	61,414
Rent	91,710	91,102
Consulting	161,616	141,357
Professional fees	125,173	255,944
Travel	61,784	64,149
Telecommunications	15,736	14,821
Shipping	14,213	16,965
Research	80,155	37,677
Commissions	86,340	112,772
Bad debt expense (recovery)	27,225	76
Currency exchange	5,030	(3,560)
Utilities	68,285	64,410
	2,716,252	2,647,007

Income (loss) before other items and income tax	203,272	434,083
Gain on sale of equipment	2,057	2,217
Interest income	-	361
Income (loss) before income tax	205,329	436,661

Deferred tax (recovery)	-	(10,000)
Provision for income taxes	(70,000)	(690,000)
Net income (loss)	135,329	(243,339)

Other comprehensive income (loss)	(206,564)	(2,546)
Comprehensive income (loss)	$(71,235)	$(245,885)

Net income (loss) per share (basic and diluted)	$(0.01)	$(0.02)
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2013	2012

Operating activities
Net income (loss)	$135,329	$(243,339)
Stock compensation expense	59,500	64,689
Depreciation	656,486	611,737
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(548,219)	(24,639)
(Increase) Decrease in inventory	236,544	(302,096)
(Increase) Decrease in prepaid expenses	(106,564)	(68,523)
(Increase) Decrease in deferred tax assets	-	(10,000)
Increase (Decrease) in accounts payable	(141,512)	185,066
Increase (Decrease) in taxes payable	(120,000)	(147,000)
Increase (Decrease) in deferred revenue	(54,975)	-

Cash provided by (used in) operating activities	116,589	65,895

Investing activities
Acquisition of property and equipment	(55,487)	(85,532)

Cash provided by (used in) investing activities	(55,487)	(85,532)

Financing activities
Short term line of credit	195,000	225,000
Loan (repayment)	(84,488)	(63,698)
Purchase of common stock	-	-

Cash provided (used) by financing activities	110,512	161,302

Effect of exchange rate changes on cash	(21,118)	(2,663)

Inflow (outflow) of cash	150,496	139,002
Cash and cash equivalents, beginning	381,867	506,905

Cash and cash equivalents, ending	$512,363	$645,907

Supplemental disclosure of cash flow information:
Income taxes paid	$190,000	$827,000
Interest paid	$77,349	$61,414

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2013
(U.S. Dollars)

1.            Basis of Presentation.

These condensed consolidated interim financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”, “we”, or “our”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, and FS Biomass Inc. All inter-company balances and transactions have been eliminated. The company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. One of the Company’s products, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2012 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2013, the consolidated results of operations for the three and six months ended June 30, 2013 and 2012, and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.            Significant Accounting Policies.

These condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

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

(f) Foreign Currency.

The functional currency of some of the Company’s subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in stockholders’ equity.

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

(k) Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012.

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

(m) Financial Instruments.

The fair market value of the Company’s financial instruments, comprising cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short term line of credit, were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments. No interest has been imputed on the non-interest bearing loan from Agriculture Financial Services Corp. (see Note 9).

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2013, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q) Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $2,051,835 (75%) at June 30, 2013 (December 31, 2012 - $1,648,428 or 75%).

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

(r) Recently Adopted Accounting Pronouncements

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

3.            Accounts Receivable

	June 30, 2013	December 31, 2012
Accounts receivable	$2,778,559	$2,212,448
Allowances for doubtful accounts	(38,869)	(13,089)
	$2,739,690	$2,199,359

The Company has pledged $163,813 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.            Inventory

	June 30, 2013	December 31, 2012
Completed goods	$1,764,464	$1,740,186
Works in progress	760	31,593
Raw materials	1,338,268	1,589,981
	$3,103,492	$3,361,760

5.            Property, Plant & equipment

	June 30, 2013	Accumulated	June 30, 2013
	Cost	Depreciation	Net
Buildings	$5,255,879	$2,266,482	$2,989,397
Computer hardware	102,916	88,315	14,601
Furniture and fixtures	27,309	21,886	5,423
Office equipment	22,653	19,970	2,683
Manufacturing equipment	5,881,378	3,121,740	2,759,638
Trailer	16,415	13,664	2,751
Technology	129,890	38,967	90,923
Land	463,453	—	463,453
	$11,899,893	$5,571,024	$6,328,869

	December 31, 2012	Accumulated	December 31, 2012
	Cost	Depreciation	Net
Buildings	$5,372,327	$2,122,396	$3,249,931
Computer hardware	106,457	88,811	17,646
Furniture and fixtures	28,385	22,155	6,230
Office equipment	23,946	20,795	3,151
Manufacturing equipment	6,039,836	2,725,324	3,314,512
Trailer	17,353	13,930	3,423
Technology	137,308	27,461	109,847
Truck	11,951	9,512	2,439
Land	478,551	—	478,551
	$12,216,114	$5,030,384	$7,185,730

Amount of depreciation expense for 2013: $646,523 (2012: $605,728)

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$264,360
Building	833,178
Building improvements	883,474
Manufacturing equipment	2,714,629
Trailer	2,752
Technology	90,923

6.            Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	June 30, 2013 Cost	Accumulated Amortization	June 30, 2013 Net

Patents	$252,087	$71,993	$180,093

	December 31, 2012 Cost	Accumulated Amortization	December 31, 2012 Net

Patents	$266,680	$65,939	$200,512

Decrease in 2013 cost was due to currency conversion. 2013 cost in Canadian dollars - $265,102 (2012 - $265,102 in Canadian dollars).

Amount of depreciation for 2013 - $9,963 (2012 - $6,058)

Estimated depreciation expense over the next five years is as follows:

2013	$19,233
2014	19,233
2015	19,233
2016	19,233
2017	19,233

7.             Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2013	December 31, 2012

Long term deposits	$7,494	$7,893

8.             Short-Term Line of Credit

On February 28, 2011, the Company entered into a Business Loan Agreement (the "Revolving Line of Credit Agreement") with Harris Bank ("the Bank"). The Revolving Line of Credit Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $1,500,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender’s prime rate plus 0.75%. Interest on the Revolving Line is due monthly.

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

Short-term borrowings outstanding under the Revolving Line as of June 30, 2013 were $1,400,000 (December 31, 2012 - $1,205,000) and there were no amounts outstanding on the secured loan.

9.            Long Term Debt

(a)          Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 in Canadian funds, the balance owing at June 30, 2013 was $546,481 in Canadian funds (US$519,594); (December 31, 2012 - $546,481CDN; US$549,268). The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2013
$182,160	December 31, 2014
$182,161	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds and the balance as of December 31, 2010 was $1,405,492 in Canadian funds (US$1,413,082). The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014. The borrowing balance as June 30, 2013 was $1,084,984 in Canadian funds (US$1,031,602). The borrowing balance as December 31, 2012 was $1,170,811 in Canadian funds (US$1,176,782). The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2013	$90,299
2014	$75,249

	June 30, 2013	December 31, 2012
Continuity
Balance, January 1	$1,726,050	1,976,992
Less: Payments on loan	81,604	310,384
Effect of exchange rate	(93,250)	59,442
Balance	$1,551,196	$1,726,050

Outstanding balance at:
a) Long term debt – AAFC	$519,594	$549,268
b) Long term debt – AFSC	1,031,602	1,176,782
Long term debt	$1,551,196	$1,726,050
Less: current portion	(304,660)	(318,644)
Balance	$1,246,536	$1,407,406

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2012 and the six month period ended June 30, 2013:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2011	1,193,700	$1.50 - 3.60	$2.04
Granted	94,000	$2.00 – 2.22	$2.14
Cancelled or expired	(288,700)	$1.50 – 3.60	$2.35
Balance, December 31, 2012	999,000	$1.21 – 2.45	$1.96
Granted	183,000	$1.21	$1.21
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, June 30, 2013	1,114,000	$1.21 – 2.45	$1.74
Exercisable, June 30, 2013	714,000	$1.50 – 2.45	$1.92

The fair value of each option grant is calculated using the following weighted average assumptions:

	2013	2012
Expected life – years	5.0	5.0
Interest rate	0.36%	0.36 – 0.38%
Volatility	51%	51 – 58%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.38	$0.38

During the six months ended June 30, 2013 the Company granted 55,000 options to consultants that resulted in $20,060 in expenses this quarter. During the same period, 128,000 options were granted to employees, resulting in $19,348 in expenses this quarter. Options granted in previous quarters resulted in additional expenses in the amount of $7,218 for consultants and $12,874 for employees during the quarter ended June 30, 2013. No stock options were exercised during the period.

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

11.           Capital Stock.

There was no stock activity for the six months ended June 30, 2013.

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

Six months ended June 30, 2013:

	EWCP	BPCA	Total
Revenue	$503,703	$8,885,461	$9,389,164
Interest revenue	0	0	0
Interest expense	24,938	30,942	55,880
Depreciation and amortization	546,806	109,680	656,486
Segment profit (loss)	(1,492,301)	1,627,630	135,329
Segment assets	4,657,366	1,851,596	6,508,962
Expenditures for segment assets	55,487	-	55,487

Six months ended June 30, 2012:

	EWCP	BPCA	Total
Revenue	$548,333	$8,407,467	$8,955,800
Interest revenue	352	9	361
Interest expense	30,647	30,767	61,414
Depreciation and amortization	484,831	126,955	611,786
Segment profit (loss)	(1,362,229)	1,118,890	(243,339)
Segment assets	5,798,357	2,087,331	7,885,710
Expenditures for segment assets	70,028	15,504	85,532

The sales generated in the United States and Canada are as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Canada	$513,294	$635,030
United States and abroad	8,875,870	8,320,770
Total	$9,389,164	$8,955,800

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	June 30, 2013	December 31, 2012
Canada	$4,657,366	$5,424,966
United States	1,851,596	1,961,276
Total	$6,508,962	$7,386,242

 Three customers accounted for $5,642,839 (60%) of sales made during the six months ended June 30, 2012 (2012 - $4,865,542 or 54%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $114,170 over the term of three leases, the last expiring on July 31, 2014.

Commitments in each of the next two years are approximately as follows:

2013	68,797
2014	453,731

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION.

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

Material changes in the Company’s Statement of Operations for the three and six months ended June 30, 2013 are discussed below:

Six Months ended June 30, 2013

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Increased orders in the previous period contributed to decreased orders in this period.

BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.

Wages	I	To ensure employee retention and increase the sales force in anticipation of future increased sales.

Office and miscellaneous	I	Construction admin costs allocated to general admin costs now that the Taber plant is operational.

Professional fess	D	Reduced litigation resulted in reduced professional fees.

Commissions	D	Uncommissionable sales increased against commissionable sales.

Three months ended June 30, 2013

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.

BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.

Gross Profit, as a % of sales	I	Increased sales.

Office and miscellaneous	I	Construction admin costs are now allocated to general admin costs now that the plant is operational.

Professional fess	D	Reduced litigation resulted in reduced professional fees.

Commission	I	Commissionable sales increased against uncommissionable sales.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2013 and 2012 are shown below:

	2013	2012
Cash provided by (used by) operations	117,663	65,985
Purchases of equipment	(55,487)	(85,532)
Advances from short term line of credit	195,000	225,000
Repayment of loans	(84,488)	(63,698)
Changes in exchange rates	(22,192)	(2,663)

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

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of June 30, 2013 working capital was $4,195,224 (December 31, 2012 - $3,489,827) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2013. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

Date: August 14, 2013	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Principal Executive Officer

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	Principal Financial and Accounting Officer