Form 10-Q
period 2013-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2013-11-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	November 1, 2013

 FORM 10-Q
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	(a) Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.	4

	(b) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012.	5

	(c) Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2013 and 2012.	6

	(d) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012.	7

	(e) Notes to Unaudited Condensed Consolidated Financial Statements for the Period Ended September 30, 2013.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	19

Item 4.	Controls and Procedures.	21

PART II.	OTHER INFORMATION	22

Item 6.	Exhibits.	22

SIGNATURES		23

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

PART I                      FINANCIAL INFORMATION
Item 1.                        Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current
Cash and cash equivalents	$522,964	$361,867
Accounts receivable (Note 3)	2,301,623	2,199,359
Inventory (Note 4)	3,261,144	3,361,760
Prepaid expenses	176,926	127,009
	6,262,657	6,049,995

Property, equipment and leaseholds (Note 5)	6,129,966	7,185,730
Patents (Note 6)	179,226	200,512
Long term deposits (Note 7)	7,640	7,893
Deferred tax asset	292,111	292,111
	$12,871,600	$13,736,241
Liabilities
Current
Accounts payable and accrued liabilities	$554,734	$677,969
Deferred revenue	263,988	312,556
Taxes payable	(74,002)	45,998
Short term line of credit (Note 8)	1,400,000	1,205,000
Current portion of long term debt (Note 9)	312,703	318,644
	2,457,423	2,560,167
Long Term
Loans (Note 9)	1,237,550	1,407,406
	$3,694,973	$3,967,573
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (December 31, 2012: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,096,710	16,006,798
Other comprehensive income	439,447	574,829
Deficit	(7,372,700)	(6,826,129)

Total Stockholders’ Equity	9,176,627	9,768,668

Total Liabilities and Stockholders’ Equity	$12,871,600	$13,736,241

Commitments and contingencies (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2013	2012

Sales	$2,980,999	$3,598,032
Cost of sales	2,430,190	2,567,853

Gross profit	550,809	1,030,179

Operating expenses
Wages	434,333	410,369
Administrative salaries and benefits	190,462	153,280
Advertising and promotion	2,401	10,895
Investor relations and transfer agent fee	52,390	58,008
Office and miscellaneous	201,799	167,339
Insurance	78,707	70,899
Interest expense	26,869	24,223
Rent	47,540	44,984
Consulting	75,900	78,755
Professional fees	34,993	152,936
Travel	23,412	38,431
Telecommunications	8,054	7,793
Shipping	3,611	12,713
Research	23,277	14,608
Commissions	10,517	42,751
Bad debt expense	736	(395)
Currency exchange	(4,678)	(5,219)
Utilities	21,906	34,824

Total operating expenses	1,232,229	1,317,194

Income (loss) before other items and income tax	(681,420)	(287,015)
Interest income	2,000	398
Income (loss) before income tax	(679,420)	(286,617)

Income tax (recovery)	2,480	171,468
Net income (loss)	(681,900)	(458,085)

Other comprehensive income (loss)	71,182	154,822
Comprehensive income (loss)	(610,718)	(303,263)

Net income (loss) per share (basic and diluted)	$(0.05)	$(0.02)
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2013	2012

Sales	$12,370,163	$12,553,832
Cost of sales	8,899,830	8,442,563

Gross profit	3,470,333	4,111,269

Operating expenses
Wages	1,355,723	1,267,020
Administrative salaries and benefits	604,476	592,527
Advertising and promotion	20,064	54,161
Investor relations and transfer agent fee	167,906	171,771
Office and miscellaneous	535,029	372,131
Insurance	199,999	203,060
Interest expense	82,749	85,637
Rent	139,250	136,086
Consulting	237,516	220,112
Professional fees	160,166	408,880
Travel	85,196	102,580
Telecommunications	23,790	22,614
Shipping	17,824	29,678
Research	103,432	52,285
Commissions	96,857	155,523
Bad debt expense (recovery)	27,961	(319)
Currency exchange	352	(8,782)
Utilities	90,191	99,234
	3,948,481	3,964,198

Income (loss) before other items and income tax	(478,148)	147,071
Gain on sale of equipment	2,057	2,217
Interest income	2,000	759
Income (loss) before income tax	(474,091)	150,047

Deferred tax (recovery)	-	(10,000)
Provision for income taxes	72,480	861,468
Net income (loss)	(546,571)	(701,421)

Other comprehensive income (loss)	(135,382)	152,276
Comprehensive income (loss)	(681,953)	(549,145)

Net income (loss) per share (basic and diluted)	$(0.05)	$(0.04)
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities
Net income (loss)	$(546,570)	$(701,421)
Stock compensation expense	89,918	95,851
Depreciation	978,093	919,528
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(105,882)	332,550
(Increase) Decrease in inventory	84,236	128,274
(Increase) Decrease in prepaid expenses	(52,320)	(30,432)
(Increase) Decrease in deferred tax assets	-	(10,000)
Increase (Decrease) in accounts payable	(104,776)	224,095
Increase (Decrease) in taxes payable	(120,000)	(657,000)
Increase (Decrease) in deferred revenue	(48,263)	-

Cash provided by (used in) operating activities	174,436	301,445

Investing activities
Acquisition of property and equipment	(82,097)	(93,007)

Cash provided by (used in) investing activities	(82,097)	(93,007)

Financing activities
Short term line of credit	195,000	225,000
Loan (repayment)	(117,331)	(96,464)
Purchase of common stock	-	-

Cash provided (used) by financing activities	77,669	128,536

Effect of exchange rate changes on cash	(8,911)	5,265

Inflow (outflow) of cash	161,097	342,239
Cash and cash equivalents, beginning	361,867	506,905

Cash and cash equivalents, ending	$522,964	$849,144

Supplemental disclosure of cash flow information:
Income taxes paid	$192,480	$1,523,567
Interest paid	$115,650	$85,637

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

1.           Basis of Presentation.

These unaudited condensed consolidated interim financial statements of Flexible Solutions International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2012 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2013, the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited condensed consolidated interim financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Solutions, Ltd. (“Flexible Ltd.”) and NanoChem Solutions Inc.  All inter-company balances and transactions have been eliminated.  The Company was incorporated on May 12, 1998 in the State of Nevada.

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water.  The HEAT$AVR® product is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATER$AVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation.  In addition to the water conservation products, the Company also manufacturers and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “BCPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  BCPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  BCPAs are also used as proteins to enhance fertilizers in improving crop yields and as additives for household laundry detergents, consumer care products and pesticides.

2.           Significant Accounting Policies.

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

(a)           Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.  Cash and cash equivalents are maintained with several financial institutions.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

(b)           Inventories and Cost of Sales

The Company has three major classes of inventory:  finished goods, work in progress, and raw materials.  In all classes, inventory is valued at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  Cost of sales includes all expenditures incurred in bringing the goods to the point of sale.  Inventory costs and cost of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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
For the Period Ended September 30, 2013
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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share is calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2013 and 2012.

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
For the Period Ended September 30, 2013
(U.S. Dollars)

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2013, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,677,848 (73%) at September 30, 2013 (December 31, 2012 - $1,648,428 or 75%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

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

( r )               Recently Adopted Accounting Pronouncements

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

3.           Accounts Receivable

	September 30, 2013	December 31, 2012
Accounts receivable	$2,341,302	$2,212,448
Allowances for doubtful accounts	(39,679)	(13,089)
	$2,301,623	$2,199,359

The Company has pledged $107,101 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.           Inventory

	September 30, 2013	December 31, 2012
Completed goods	$1,521,777	$1,740,186
Works in progress	89,650	31,593
Raw materials	1,649,717	1,589,981
	$3,261,144	$3,361,760

5.Property, Plant & equipment

	September 30, 2013	Accumulated	September 30, 2013
	Cost	Depreciation	Net
Buildings	$5,298,340	$2,352,804	$2,945,536
Computer hardware	104,207	90,762	13,445
Furniture and fixtures	27,701	22,516	5,185
Office equipment	23,125	20,538	2,587
Manufacturing equipment	5,987,548	3,382,041	2,605,507
Trailer	16,757	14,196	2,561
Technology	132,595	46,408	86,187
Land	468,958	—	468,958
	$12,059,231	$5,929,265	$6,129,966

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

	December 31, 2012	Accumulated	December 31, 2012
	Cost	Depreciation	Net
Buildings	$5,372,327	$2,122,396	$3,249,931
Computer hardware	106,457	88,811	17,646
Furniture and fixtures	28,385	22,155	6,230
Office equipment	23,946	20,795	3,151
Manufacturing equipment	6,039,836	2,725,324	3,314,512
Trailer	17,353	13,930	3,423
Technology	137,308	27,461	109,847
Truck	11,951	9,512	2,439
Land	478,551	—	478,551
	$12,216,114	$5,030,384	$7,185,730

Amount of depreciation expense for 2013: $963,559 (2012: $910,308)

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$269,866
Building	828,146
Building improvements	878,139
Manufacturing equipment	2,256,114
Trailer	2,561
Technology	86,187

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2013 Cost	Accumulated Amortization	September 30, 2013 Net
Patents	$257,325	$78,099	$179,226

	December 31, 2012 Cost	Accumulated Amortization	December 31, 2012 Net
Patents	$266,680	$65,939	$200,512

Decrease in 2013 cost was due to currency conversion.  2013 cost in Canadian dollars - $265,102 (2012 - $265,102 in Canadian dollars).

Amount of amortization for 2013 - $14,534 (2012 - $9,220)

Estimated amortization expense over the next five years is as follows:

2013	$18,283
2014	18,283
2015	18,283
2016	18,283
2017	18,283

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2013	December 31, 2012
Long term deposits	$7,640	$7,893

8.           Short-Term Line of Credit

On February 28, 2011, the Company entered into a Business Loan Agreement (the “Revolving Line of Credit Agreement”) with Harris Bank (the “Bank”). The Revolving Line of Credit Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $1,500,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender’s prime rate plus 0.75%. Interest on the Revolving Line is due monthly.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of September 30, 2013, the Company was in compliance with all provisions of the Line of Credit.

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

Short-term borrowings outstanding under the Revolving Line as of September 30, 2013 were $1,400,000 (December 31, 2012 - $1,205,000) and there were no amounts outstanding on the secured loan.

9.           Long Term Debt

(a) Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the balance owing at September 30, 2013 was $546,481 in Canadian funds (US$530,414); (December 31, 2012 - $546,481CDN; US$549,268).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2013
$182,160	December 31, 2014
$182,161	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds and the balance as of December 31, 2010 was $1,405,492 in Canadian funds (US$1,413,082).  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until May 1, 2014.  The borrowing balance as September 30, 2013 was $1,050,730 in Canadian funds (US$1,019,839).  The borrowing balance as December 31, 2012 was $1,170,811 in Canadian funds (US$1,176,782).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

The Company has committed to the following repayments:

2013	$45,733
2014	$76,222

Continuity	September 30, 2013	December 31, 2012
Balance, January 1	$1,726,050	1,976,992
Less: Payments on loan	115,650	310,384
Effect of exchange rate	(60,147)	59,442
Balance	$1,550,253	$1,726,050

Outstanding balance at:

a) Long term debt – AAFC	$530,414	$549,268
b) Long term debt – AFSC	1,019,839	1,176,782
Long term debt	$1,550,253	$1,726,050
Less: current portion	(312,703)	(318,644)
Balance	$1,237,550	$1,407,406

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

The following table summarizes the Company’s stock option activity for the two years ended December 31, 2012 and the nine month period ended September 30, 2013:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2011	1,193,700	$1.50 - 3.60	$2.04
Granted	94,000	$2.00 – 2.22	$2.14
Cancelled or expired	(288,700)	$1.50 – 3.60	$2.35
Balance, December 31, 2012	999,000	$1.21 – 2.45	$1.96
Granted	233,000	$1.21- 1.50	$1.27
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, September 30, 2013	1,164,000	$1.21 – 2.45	$1.73
Exercisable, Setpember 30, 2013	738,000	$1.50 – 2.45	$1.91

The fair value of each option grant is calculated using the following weighted average assumptions:

	2013	2012
Expected life – years	5.0	5.0
Interest rate	0.38 - 0.63%	0.36 – 0.38%
Volatility	51 – 63%	51-58%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.36 - 0.38	$0.38

During the nine months ended September 30, 2013 the Company granted 55,000 options to consultants that resulted in $10,828 in expenses this period. During the same period, 178,000 options were granted to employees, resulting in $47,306 in expenses this period. Options granted in previous quarters resulted in additional expenses in the amount of $19,313 for consultants and $12,471 for employees during the nine months ended September 30, 2013. No stock options were exercised during the period.

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

11.           Capital Stock.

There was no stock activity for the nine months ended September 30, 2013.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

(b)    Manufacture of biodegradable polymers (“BCPA’s”), used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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

Nine months ended September 30, 2013:

	EWCP	BPCA	Total
Revenue	$592,081	$11,778,082	$12,370,163
Interest revenue	1	1,999	2,000
Interest expense	37,594	45,155	82,749
Depreciation and amortization	813,573	164,520	978,093
Segment profit (loss)	(2,273,828)	1,727,257	(546,571)
Segment assets	4,512,436	1,796,756	6,309,192
Expenditures for segment assets	82,097	-	82,097

Nine months ended September 30, 2012:

	EWCP	BPCA	Total
Revenue	$616,050	$11,937,782	$12,553,832
Interest revenue	750	9	759
Interest expense	45,447	40,190	85,637
Depreciation and amortization	729,708	189,820	919,528
Segment profit (loss)	(2,017,779)	1,316,358	(701,421)
Segment assets	5,760,309	2,025,466	7,785,775
Expenditures for segment assets	76,503	16,504	93,007

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2013
(U.S. Dollars)

The sales generated in the United States and Canada are as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Canada	$540,554	$682,159
United States and abroad	11,829,609	11,871,673
Total	$12,370,163	$12,553,832

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2013	December 31, 2012
Canada	$4,512,436	$5,424,966
United States	1,796,756	1,961,276
Total	$6,309,192	$7,386,242

Three customers accounted for $7,402,615 (60%) of sales made during the nine months ended September 30, 2013 (2012 - $7,103,617 or 57%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $199,306 over the term of three leases, the last expiring on September 30, 2015.

Commitments in each of the next three years are approximately as follows:

2013	47,081
2014	140,869
2015	11,356

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2013 are discussed below:

Nine Months ended September 30, 2013

Item	Increase (I) or Decrease (D)	Reason

Sales

EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.

BPCA products	D	The European economic situation pressured sales for the period.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.
Office and miscellaneous	I	Construction costs allocated to operating costs now that the Taber plant is operational.
Professional fees	D	Reduced litigation resulted in reduced professional fees.
Commissions	D	Uncommissionable sales increased against commissionable sales.

Three months ended September 30, 2013

Item	Increase (I) or Decrease (D)	Reason

Sales

EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period

BPCA products	D	The European economic situation pressured sales for the period.

Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.
Office and miscellaneous	I	Construction costs allocated to operating expenses now that the Taber plant is operational.
Professional fess	D	Reduced litigation resulted in reduced professional fees.
Commissions	D	Uncommissionable sales increased against commissionable sales.

           Three customers accounting for 59% of our sales during the three months ended September 30, 2013 and 60% of our sales during the nine months ended September 30, 2013.  The amount of revenue (all from the sale of BCPA products) attributable to each customer is shown below.

	Three months ended September 30,		Nine months ended September 30,
Customer	2013	2012	2013	2012
A	$677,520	$1,053,237	$3,511,928	$2,939,291
B	$892,558	$956,759	$2,655,163	$2,482,572
C	$189,698	$228,079	$1,235,524	$1,681,754

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2013 and 2012 are shown below:

	2013	2012
Cash provided by (used by) operations	174,436	301,445
Purchases of equipment	(82,097)	(93,007)
Advances from short term line of credit	195,000	225,000
Repayment of loans	(117,331)	(96,464)
Changes in exchange rates	(8,911)	5,265

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

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of September 30, 2013 working capital was $3,805,234 (December 31, 2012 - $3,489,828) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $199,306 over the term of three leases, the last expiring on September 30, 2015.

Commitments in each of the next three years are approximately as follows:

2013	47,081
2014	140,869
2015	11,356

Other than as disclosed as above, the Company does not anticipate any capital requirements for the twelve months ended September 30, 2014.

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

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2013.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

November 14, 2013	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer