Form 10-K
period 2013-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2014-03-31
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#206 – 920 Hillside Ave Victoria, British Columbia, Canada	V8T 1Z8
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (250) 477-9969

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes   ☑ No

As of June 30, 2013 the aggregate market value of the Company’s common stock held by non-affiliates was $5,714,892 based on the closing price for shares of the Company’s common stock on the NYSE MKT for that date.

As of March 15, 2014, the Company had 13,169,991 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), including the Notes to Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

We operate through a number of wholly-owned subsidiaries which are mentioned in Note 1 to the consolidated financial statements included as part of this report. Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

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

Principal Customers

The table below presents the percentages of our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2013	2012

Company A	$4,540,673	$4,422,689
Company B	$3,489,774	$3,333,024
Company C	$1,854,154	$1,956,944

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2013	2012

Company A	$820,266	$1,222,797
Company B	$534,868	$318,920
Company D*	-	$106,532
Company E*	$118,548	-

* less than 10%

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

Proprietary Rights

Our success is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trademarks, trade secrets and nondisclosure agreements to protect our proprietary technology. We currently hold many U.S. patents and International patents which expire at various dates up to 2032. We also have applied to extend some of these patents to other countries where we operate. There can be no assurance that our foreign patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

Research and Development

We spent $123,772 during the year ended December 31, 2013 and $68,254 during year ended December 31, 2012 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2013 we had 39 employees, including one officer, eleven sales and customer support personnel, and twenty two manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We expect to spend $200,000 on the marketing and production of our WATERSAVR® product in fiscal 2014.

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

Among our current customers, we have identified three that are sizable enough that the loss of any one would be significant. Any loss of one or more of these customers could result in a substantial reduction in our revenues.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

Revenues from shipments made outside of the United States accounted for approximately 73% of our revenues in the year ended December 31, 2013, 73% in the year ended December 31, 2012 and 73% in the year ended December 31, 2011. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

Third parties may seek to claim that our products and operations infringe their patents or other intellectual property rights. We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the United States or abroad.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease 4,300 sq. ft. in Victoria, British Columbia that was used for administration and sales and research at $6,639 per month, effective to June 2014, as well a 1,100 sq ft. that is currently being used for administration and sales at $1,220 per month, effective to October 2015. We also have a 7,000 sq. ft. in Bedford Park, Illinois for offices and laboratories at a cost of $7,941 per month with a year to year lease. We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada. Our building in Taber has been renovated and operates as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs. Aspartic acid made in Taber is shipped to Illinois for finishing as well as for manufacturing our swimming pool products. Subsequent to December 31, 2013, the Company decided to stop production at the Taber facility until a partner could be found to help fund operations to profitable levels of production. This decision is detailed in our news release of February 25, 2014.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our common stock is traded on the NYSE MKT under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2013	First Quarter	$1.52	$1.00
	Second Quarter	1.22	0.71
	Third Quarter	1.35	0.78
	Fourth Quarter	1.16	0.76

		High	Low

Year Ended December 31, 2012	First Quarter	$2.61	$1.97
	Second Quarter	2.45	1.21
	Third Quarter	1.45	1.07
	Fourth Quarter	1.72	1.02

As of December 31, 2013 we had approximately 1,700 shareholders.

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

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2012 and 2013.

As of March 15, 2014 we had 13,169,991 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 15, 2014:

	Number Of Shares	Note Reference

Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,164,000	A

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

Material changes in line items in our Statement of Operations for the year ended December 31, 2013 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	D	Increased orders in the previous periods contributed to decreased orders in this period.
BPCA products	D	The European economic situation pressured sales for the period.
Gross Profit, as a % of sales	D	Start of production at Taber plant increased depreciation; high oil prices increased aspartic acid costs.
Office and miscellaneous	I	Construction costs allocated to operating costs now that the Taber plant is operational.
Professional fess	D	Reduced litigation resulted in reduced professional fees.
Research	I	Research into and regulatory compliance for potential new products increased as products near commercial sales.
Commissions	D	Uncommissionable sales increased against commissionable sales.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our BCPA product ;
●	activity in the oil and gas industry, as we sell our BCPA product to oil and gas companies; and
●	drought conditions, since we also sell our BCPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2013 were:

Cash provided by operations	$479,959
Equipment purchases, primarily related to our new facility in Alberta, Canada	(235,565)
Borrowing from short term line of credit	195,000
Repayment of loans	(327,145)
Exchange rate changes	91,250
Other	2,721

Our material sources and <uses> of cash during the year ended December 31, 2012 were:

Cash used in operations	$(307,246)
Equipment purchases, primarily related to our new facility in Alberta, Canada	(96,721)
Borrowing from short term line of credit	555,000
Repayment of loans	(293,397)
Exchange rate changes	(2,672)
Cash on hand at beginning of period	(145,036)

In 2007, we began construction of a plant in Taber Alberta. The plant came on line during 2012 and we began deprciating the plant and related equipment effective January 2012. This resulted in a significant increase in depreciation expense as shown on our statement of cash flows for year ended December 31, 2012.

During the year ended December 31, 2012 inventories increased due to production at our newly opened plant in Alberta.

In February 2014 we suspended production of aspartic acid at our Taber plant.  The suspension was due to the fact that since construction of the plant began in 2008 economic conditions in Alberta and worldwide have changed significantly.  In particular, plant operating costs have risen and the price of aspartic acid derived from oil are less than forecast.

Although we continue to believe in the technical and economic viability of using sugar to produce aspartic acid, we are unable to fund the equipment and personnel increases needed to reach break-even levels on our own.  As a result, a partner is required to build on the technical successes achieved to date, complete development, and reach profitable production levels.

We expect that the suspension of the operations at the Taber plant will save us approximately $800,000 per year in plant operating costs and general and administrative expenses.

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2013 our working capital was $3,554,110 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $149,944 over the term of three leases, the last expiring on September 30, 2015.

Commitments in each of the next two years are as follows:

2014	$138,944
2015	$11,000

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2014.

Other than as disclosed in Item 7 of this report, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed in Item 7 of this report, we do not know of any significant changes in our expected sources and uses of cash.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2013 and determined that the adoption of this recent accounting pronouncements will not have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	MNP LLP, Chartered Accountants
March 31, 2014

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
As at December 31
(U.S. Dollars)

	2013	2012

Assets

Current
Cash and cash equivalents	$568,087	$361,867
Accounts receivable (see Note 3)	2,012,115	2,199,359
Inventories (see Note 4)	3,061,536	3,361,760
Prepaid expenses	126,952	127,009
Total current assets	5,768,690	6,049,995

Property, equipment and leaseholds, net (see Note 5)	5,831,123	7,185,730
Patents (see Note 6)	168,868	200,512
Long term deposits (see Note 7)	4,781	7,893
Deferred tax asset (see Note 10)	2,700,506	292,111

Total Assets	$14,473,968	$13,736,241

Liabilities

Current
Accounts payable and accrued liabilities	$570,476	$677,969
Deferred revenue	13,550	312,556
Income taxes payable	(281,202)	45,998
Short term line of credit (Note 8)	1,400,000	1,205,000
Current portion of long term debt (see Note 9)	304,556	318,644
Total current liabilities	2,007,380	2,560,167
Long term debt (see Note 9)	993,274	1,407,406
Total liabilities	3,000,654	3,967,573

Stockholders’ Equity

Capital stock (see Note 13)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,169,991 (2012: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,135,953	16,006,798
Other comprehensive income	328,686	574,829
Accumulated Deficit	(5,004,495)	(6,826,129)

Total Stockholders’ Equity	11,473,314	9,768,668

Total Liabilities and Stockholders’ Equity	$14,473,968	$13,736,241

Commitments, Contingencies and Subsequent events (See Notes 15, 16 and 17)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31
(U.S. Dollars)

	2013	2012

Sales	$15,801,596	$16,400,107
Cost of sales	11,271,200	11,127,742

Gross profit	4,530,396	5,272,365

Operating Expenses
Wages	1,795,564	1,729,768
Administrative salaries and benefits	801,087	792,927
Advertising and promotion	25,053	63,884
Investor relations and transfer agent fee	221,407	224,873
Office and miscellaneous	760,264	504,312
Insurance	290,224	288,727
Interest expense	109,199	128,407
Rent	191,423	182,056
Consulting	316,688	296,643
Professional fees	330,515	523,057
Travel	123,861	142,139
Telecommunications	31,457	30,605
Shipping	25,456	39,301
Research	123,772	68,254
Commissions	122,952	166,855
Bad debt expense	37,659	(319)
Currency exchange	(4,460)	(9,694)
Utilities	122,639	134,637

Total operating expenses	5,424,760	5,306,432

Operating income	(894,364)	(34,067)

Exclusive distributor fee	250,000
Write down of inventory	(81,174)	-
Gain on sale of equipment	2,057	2,217
Interest income	2,000	759
Income before income tax	(721,481)	(31,091)

Income taxes (Note 10)
Deferred income tax recovery	2,408,395	73,111
Income tax recovery (expense)	134,720	(1,126,468)

Net income (loss) for the year	$1,821,634	$(1,084,448)

Other comprehensive income (loss)	(246,143)	97,690
Comprehensive income (loss)	1,575,491	(986,757)

Income (loss) per share (basic and diluted)	$0.14	$(0.08)
Weighted average number of common shares (basic and diluted)	13,169,991	13,169,991

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31
(U.S. Dollars)

	2013	2012

Operating activities
Net income (loss)	$1,821,634	$(1,084,448)
Adjustments to reconcile net loss to net cash:
Stock based compensation	129,155	142,450
Write down of inventory	81,174	-
Depreciation	1,298,616	1,256,238
Deferred tax recovery	(2,408,395)	(73,111)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	91,567	135,462
(Increase) Decrease in inventories	187,448	(459,250)
(Increase) Decrease in prepaid expenses	(4,223)	9,745
Increase (Decrease) in accounts payable	(91,512)	157,668
Increase (Decrease) in taxes payable	(327,200)	(392,000)
Increase (Decrease) deferred revenue	(298,305)	-

Cash provided by (used in) operating activities	479,959	(307,246)

Investing activities
Proceeds from disposal of long term deposits	2,721	-
Acquisition of equipment	(235,565)	(96,721)

Cash provided by (used in) investing activities	(232,844)	(96,721)

Financing activities
Proceeds from short term line of credit	195,000	555,000
Proceeds from long term debt	(327,145)	(293,397)

Cash provided by (used in) financing activities	(132,145)	261,603

Effect of exchange rate changes on cash	91,250	(2,672)

Inflow (outflow) of cash	206,220	(145,036)
Cash and cash equivalents, beginning	361,867	506,903

Cash and cash equivalents, ending	$568,087	$361,867

Supplemental disclosure of cash flow information:
Income taxes paid	204,480	1,523,567
Interest paid	110,194	128,407

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2013 and 2012
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity

Balance December 31, 2011	13,169,991	$13,170	$15,864,348	$(5,741,681)	$477,139	$10,612,976

Translation adjustment	—	—	—	—	97,690	97,690
Net loss	—	—	—	(1,084,448)	—	(1,084,448)

Comprehensive income	—	—	—	—	—	(986,758)

Stock-based compensation	—	—	142,450	—	—	142,450

Balance December 31, 2012	13,169,991	$13,170	$16,006,798	$(6,826,129)	$574,829	$9,768,668

Translation adjustment	—	—	—	—	(246,143)	(246,143)
Net income	—	—	—	1,821,634	—	1,821,634

Comprehensive income	—	—	—	—	—	1,575,491

Stock-based compensation	—	—	129,155	—	—	129,155

Balance December 31, 2013	13,169,991	$13,170	$16,135,953	$(5,004,495)	$328,686	$11,473,314

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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

Flexible Solutions International, Inc. and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides.

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

(f)           Foreign Currency.

The functional currency of three of the Company’s subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in the Statement of Comprehensive Income.

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

(i)            Stock based Compensation.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2013 and 2012.

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

(n)           Fair Value of Financial Instruments.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2013, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

 (q)           Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,473,682 (73%) at December 31, 2013 (2012 - $1,648,428 or 75%).

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

(r)            Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This amendment requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of the company's financial statements to understand the effect of those arrangements on the company's financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The guidance is effective prospectively for the Company's interim and annual periods beginning after January 1, 2013. Adoption of this amendment had no impact on the on the Company’s balance sheet or results of operations.

3. Accounts Receivable

	2013	2012

Accounts receivable	$2,056,964	$2,212,448
Allowances for doubtful accounts	(44,849)	(13,089)
	$2,012,115	$2,199,359

The Company has pledged $156,066 (2012 - $69,410) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4. Inventories

	2013	2012

Completed goods	$1,527,563	$1,740,186
Work in progress	34,702	31,593
Raw materials	1,499,271	1,589,981
	$3,061,536	$3,361,760

The Company has pledged $459,339 (2012 - $487,903) of the above listed inventories as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b)

5. Property, Equipment and Leaseholds

	2013	Accumulated	2013
	Cost	Depreciation	Net
Buildings	$5,233,147	$2,419,217	$2,813,930
Computer hardware	102,225	90,265	11,960
Furniture and fixtures	27,098	22,310	4,788
Office equipment	22,400	20,042	2,358
Manufacturing equipment	6,014,006	3,555,731	2,458,275
Trailer	16,233	13,992	2,241
Technology	128,442	51,377	77,065
Land	460,506	—	460,506
	$12,004,057	$6,172,934	$5,831,123

	2012	Accumulated	2012
	Cost	Depreciation	Net
Buildings	$5,372,327	$2,122,396	$3,249,931
Computer hardware	106,457	88,811	17,646
Furniture and fixtures	28,385	22,155	6,230
Office equipment	23,946	20,795	3,151
Manufacturing equipment	6,039,836	2,725,324	3,314,512
Trailer	17,353	13,930	3,423
Technology	137,308	27,461	109,847
Truck	11,951	9,512	2,439
Land	478,551	—	478,551
	$12,216,114	$5,030,384	$7,185,730

Amount of depreciation expense for 2013: $1,279,255 (2012: $1,245,114)

The following carrying amount of property, equipment and leaseholds held by Flexible Solutions Ltd. serves as collateral for the AFSC loan (see Note 9b):

Land	$261,413
Building	780,527
Building improvements	827,645
Manufacturing equipment	2,129,434
Trailer	2,241
Technology	77,065

6. Patents

	2013 Cost	Accumulated Amortization	2013 Net

Patents	$249,284	$80,416	$168,868

	2012 Cost	Accumulated Amortization	2012 Net

Patents	$266,451	$65,939	$200,512

Decrease in 2013 cost was due to currency conversion. 2013 cost in Canadian dollars - $265,102 (2012 - $265,102 in Canadian dollars).

Amount of depreciation for 2013: $19,361 (2012: $11,124).

Estimated depreciation expense over the next five years is as follows:

2014	$19,051
2015	19,051
2016	19,051
2017	19,051
2018	19,051

7. Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2013	2012

Long term deposits	$4,781	$7,893

8. Short-Term Line of Credit

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

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2013, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted to the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of December 31, 2013 were $1,400,000 (December 31, 2012 - $1,205,000) and there were no amounts outstanding on the secured loan.

9. Long Term Debt

(a) Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”). Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$856,335) as of December 31, 2013 on an unsecured basis (2012 - CDN$910,801; US$915,446). The balance owing at December 31, 2013 was $364,320 in Canadian funds (US$342,534). The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2014
$182,160	December 31, 2015

(b) Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”). Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian dollars. The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until April 1, 2015. The borrowing balance as December 31, 2013 was $1,016,056 in Canadian funds ($955,296US). The borrowing balance as December 31, 2012 was $1,170,811 in Canadian funds ($1,176,782US). The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3, 4 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2014	$180,996
2015	$75,415

As of December 31, 2013, Company was in compliance with all loan covenants.

Continuity	2013	2012
Balance, January 1	$1,726,050	1,976,992
Less: Payments on loan	307,833	310,384
Effect of exchange rate	(120,387)	59,512
Balance, December 31	$1,297,830	$1,726,050

Outstanding balance at December 31,	2013	2012
a) Long term debt - AAFC	$342,534	$549,268
b) Long term debt - AFSC	955,296	1,176,782
Long-term Debt	$1,297,830	$1,726,050
Less: current portion	(304,556)	(318,644)
	$993,274	$1,407,406

10. Income Tax

The provision for income tax expense (benefit) is compromised of the following:

	2013	2012
Current tax, federal	$(110,302)	$921,247
Current tax, state	(24,418)	205,221
Current tax, foreign	-	-
Current tax, total	(134,720)	1,126,468

Deferred income tax, federal	(79,178)	(73,111)
Deferred income tax, state	-	-
Deferred income tax, foreign	(2,329,217)	-
Deferred income tax, total	(2,408,395)	(73,111)
Total	$(2,543,115)	$1,053,357

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	2013	2012
Loss before taxes	(721,481)	(31,090)
US statutory tax rate	38.62%	34.00%
Expected income tax (recovery)	(278,635)	(10,571)
Non-deductible items	(396,793)	(71,650)
Change in estimates	(163,928)	758
Change in enacted tax rate	91,711	-
Option expired during the year	20,878	-
Functional currency adjustments	164,890	(40,925)
Foreign tax rate difference	365,377	217,576
Change in valuation allowance	(2,346,616)	752,948
Total income taxes (recovery)	(2,543,115)	848,136

Current income tax expenses (recovery)	(134,720)	1,126,468
Deferred tax expenses (recovery)	(2,408,395)	(73,111)
Total income taxes (recovery)	(2,543,115)	1,053,357

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2013 and 2012 are comprised of the following:

Canada	2013	2012
Non capital loss carryforwards	1,596,755	2,119,669
Patents	33,936	(118)
Fixed Assets	698,526	199,983
	2,329,217	2,319,534
Valuation Allowance	-	2,319,534
Net Deferred tax asset (liability)	2,329,217	-

USA
	2013	2012
Net operating loss carryforwards	-	108,969
Fixed Assets	348,517	272,062
Stock-Based Compensation	213,662	147,051
	580,178	528,082
Deferred tax asset not recognized	208,889	235,971
Net Deferred tax asset	371,289	292,111

The Company has non operating loss carryforwards of approximately $6,387,020 (2012 - $6,378,112) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Loss
2014	-
2015	75,153
2026	878,698
2027	789,096
2028	707,062
2029	973,931
2030	1,017,150
2031	1,171,186
2032	765,836
2033	8,908
Total	6,387,020

As at December 31, 2013, the Company's deferred tax asset attributable to its net operating loss carry forward is nil (2012 – $nil).

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

As at December 31, 2013 and 2012, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties.  The Company is subject to income taxation at the federal and state levels.  The Company is subject to US federal tax examinations for the tax years 2008 through 2011.  Loss carryforwards generated or utilized in years earlier than 2008 are also subject to examination and adjustment.  The Company has no income tax examinations in process.

The operating income shown in the income statement is on a consolidated basis.   As shown in the income tax reconciliation in this Note 10, net income and net loss has been segregated so that the financial statement reader can see that the Company has a significant net income before tax in the United States, and a significant loss before tax in 'foreign' jurisdictions.  On a consolidated basis, the net income earned in the United States is being offset by the losses in Canada.

11. Income (Loss) Per Share.

We present both basic and diluted loss per share (“LPS”) on the face of our consolidated statements of operations. Basic and diluted LPS are calculated as follows:

	2013	2012

Net loss	$1,821,634	$(1,084,448)
Weighted average common shares outstanding:
Basic and diluted	13,169,991	13,169,991
Net loss per common share:
Basic and Diluted	$0.14	$(0.08)

Certain stock options whose terms and conditions are described in Note 12, “Stock Options” could potentially dilute basic LPS in the future, but were not included in the computation of diluted LPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2013	2012

Anti-dilutive options	1,164,000	990,000

There were no preferred shares issued and outstanding during the years ended December 31, 2013 or 2012.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2013 and 2012:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2011	1,193,700	$1.50 - $3.60	$2.04
Granted	94,000	$2.00 - 2.22	$2.14
Cancelled or expired	(288,700)	$1.50 - $3.60	$2.35
Balance, December 31, 2012	999,000	$1.50 - $2.45	$1.96
Granted	233,000	$1.21 - 1.50	$1.27
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, December 31, 2013	1,164,000	$1.21 – 2.45	$1.73
Exercisable, December 31, 2013	1,034,000	$1.21 – 2.45	$1.75

The weighted-average remaining contractual life of outstanding options is 2.1 years. The aggregate intrinsic value of options outstanding at December 31, 2013 is nil. The weighted-average remaining contractual life of outstanding options exercisable is 2.1 years. The aggregate intrinsic value of exercisable options outstanding at December 31, 2013 is nil.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2013	2012

Expected life – years	5.0	5.0
Interest rate	0.36 – 0.63%	0.36 – 0.38%
Volatility	51 - 63%	51 - 58%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.36 – 0.38	$0.38

During the year ended December 31, 2013, the Company granted 55,000 (2012 – 33,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $16,628 (2012 - $21,939). Options granted in other years resulted in additional expenses of $20,597 (2012 – $27,159). During the year ended December 31, 2013, employees were granted 178,000 (2012 – 61,000) stock options, which resulted in additional expenses of $56,975 (2012 – $39,586). Options granted in other years resulted in additional expenses in the amount of $34,955 for employees during the year ended December 31, 2013 (2012 - $53,766). No stock options were exercised during the year ended December 31, 2013.

As of December 31, 2013, there was approximately $29,247 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2 years.

13. Capital Stock.

During the years ended December 31, 2012 and 2013, the Company did not issue any stock.

As of December 31, 2013, the Company holds 792,576 shares in treasury with the intention of cancelling them.

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

Year ended December 31, 2013:

	EWCP	TPA	Consolidated

Revenue	$769,818	$15,031,778	$15,801,596
Interest expense	49,539	59,660	109,199
Depreciation	1,079,256	219,360	1,298,616
Extraordinary items	-	250,000	250,000
Income tax expense (recovery)	-	(134,720)	(134,720)
Segment profit (loss)	(713,633)	2,535,267	1,821,634
Segment assets	4,258,075	1,741,916	5,999,991
Expenditures for segment assets	235,565	-	235,565

Year ended December 31, 2012:

	EWCP	TPA	Consolidated

Revenue	$828,135	$15,571,972	$16,400,107
Interest expense	78,467	49,940	128,407
Depreciation	1,002,228	254,010	1,256,238
Income tax expense	-	1,126,468	1,126,468
Segment profit (loss)	(2,745,801)	1,661,353	(1,084,448)
Segment assets	5,424,966	1,961,276	7,386,242
Expenditures for segment assets	80,217	16,504	96,721

Sales by territory are shown below:

	2013	2012

Canada	$563,221	$718,128
United States and abroad	15,238,375	15,681,979
Total	$15,801,596	$16,400,107

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2013	2012

Canada	$4,258,075	$5,424,966
United States	1,741,916	1,961,276
Total	$5,999,991	$7,386,242

Three customers accounted for $9,884,601 (63%) of sales made in 2013 (2012 - $9,712,657 or 59%).

15. Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $149,944 over the term of three leases, the last expiring on September 30, 2014.

Commitments in each of the next five years are as follows:

2013	$138,944
2014	$11,000

16. Contingencies.

None.

17. Subsequent Events.

On January 1, 2014, the Company issued 127,000 stock options to employees and 85,000 stock options to consultants. The strike price is $1.00, with a vesting date of December 31, 2014 and all expire December 31, 2018.

18. Comparative Figures

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position

Daniel B. O’Brien	57	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	61	Director
Dr. Robert N. O’Brien	92	Director
Dale Friend	59	Director
Robert Helina	48	Director
Tom Files	62	Director

Daniel B. O’Brien has served as our President, Chief Executive Officer and Principal Financial and Accounting Officer, as well as a director since June 1998. He has been involved in the swimming pool industry since 1990, when he founded our subsidiary, Flexible Solutions Ltd. From 1990 to 1998 Mr. O’Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

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

Dale Friend has been a director since December 2002. She has a diversified background in the area of accounting and her experience has been primarily in business, offering a wide range of accounting knowledge. Ms. Friend has worked for a number of companies in their accounting departments, including Telus, Novas Capital Corp. and DB Perks & Associates. She is currently working as contract accountant for Delcor Holdings, which is a privately held investment company.

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

John Bientjes, Dale Friend, Robert Helina and Thomas Fyles are independent directors as that term is defined in section 803 of the listing standards of the NYSE MKT.

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

Our Compensation Committee, consisting of John Bientjes, Dale Friend and Robert Helina, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2013, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2013.

						All
						Other
				Restric-		Annual
				ted Stock	Options	Compen-
	Fiscal	Salary	Bonus	Awards	Awards	sation
Name and Princi-pal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Daniel B. O’Brien President, Chief Executive Officer and	2013	$625,468	--	--	$11,046	--	$636,514
Principal Financial and Accounting Officer	2012	$612,184	--	--	$17,742	--	$629,926

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid.  Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company.  The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2014 will again be twice the annual salary paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Stock Option Program as of December 31, 2013, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Stock Option Program	1,164,000	$1.73	Not Applicable
Total	1,164,000	$1.73

As of December 31, 2013 options to purchase 1,164,000 shares of our common stock were outstanding under our Stock Option Program.  The exercise price of these options varies between $1.21 and $2.45 per share.  The options expire at various dates between January 1, 2014 and December 31, 2017.

The following tables show, during the fiscal year ended December 31, 2013, the options granted to the persons named below.  All options were granted pursuant to our Stock Option Program.

	Options Granted
			(a) Exercise	(b)
	Grant	Options	Price Per	Expiration
Name	Date	Granted (#)	Share	Date

John Bientes	8/29/13	5,000	$1.21	12/31/17
Dale Friend	8/29/13	5,000	$1.21	12/31/17
Robert Helina	8/29/13	5,000	$1.21	12/31/17
Thomas Fyles	8/29/13	5,000	$1.21	12/31/17

No options were exercised during the fiscal year ended December 31, 2013.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings.  We also compensate directors $2,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2013:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

Robert N. O’Brien	--	--	$1,545
John H. Bientjes	$2,000	--	$1,511
Dale Friend	$2,000	--	$1,511
Robert Helina	$2,000	--	$1,511
Tom Fyles	$2,000	--	$1,511

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

The terms of outstanding options granted to our directors are shown below:

Name	Option Price	No. of Options	Expiration Date
Robert N. O’Brien	$1.50	30,000	January 1, 2016
John H. Bientjes	$2.25	5,000	January 1, 2014
John H. Bientjes	$1.50	5,000	December 31, 2014
John H. Bientjes	$1.50	5,000	January 1, 2016
John H. Bientjes	$2.22	5,000	January 1, 2017
John H. Bientjes	$1.21	5,000	December 31, 2017
Dale Friend	$2.25	5,000	January 1, 201
Dale Friend	$1.50	5,000	December 31, 2014
Dale Friend	$1.50	5,000	January 1, 2016
Dale Friend	$2.22	5,000	January 1, 2017
Dale Friend	$1.21	5,000	December 31, 2017
Robert Helina	$2.45	5,000	September 22,2016
Robert Helina	$2.22	5,000	January 1, 2017
Robert Helina	$1.21	5,000	December 31, 2017
Thomas Fyles	$2.00	5,000	August 8, 2017
Thomas Fyles	$1.21	5,000	December 31, 2017

Daniel B. O’Brien is not compensated for serving as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of our common stock as of March 15, 2014 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	34.3%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

Dr. Robert N. O’Brien	1,805,000	13.7%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

John Bientjes	40,000	0.3%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Dale Friend	25,000	0.2%
3009 E. Kent Ave.
Vancouver, BC
Canada V5S 4P6

Robert Helina	15,000	0.1%
Suite 262 505-8840 210TH Street
Langley, BC
Canada V1M 2Y2

Dr. Thomas Fyles	10,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

All officers and directors as a group (6 persons)	6,416,900	48.7%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 15, 2014, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Robert N. O’Brien	30,000	$1.50	January 1, 2016

John Bientjes	5,000	$1.50	December 31, 2014
	5,000	$1.50	January 1, 2016
	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017

Dale Friend	5,000	$1.50	December 31, 2014
	5,000	$1.50	January 1, 2016
	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017

Robert Helina	5,000	$2.45	September 22, 2016
	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017

Dr. Thomas Fyles	5,000	$2.00	August 8, 2017
	5,000	$1.21	December 31, 2017

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MNP, LLP, Chartered Accountants, examined our financial statements for the year ended December 31, 2013 and 2012.

Audit Fees

MNP was paid $74,767 and $72,022 for the fiscal years ended December 31, 2013 and 2012, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Tax Fees

MNP was paid $2,573 and $17,005 for the fiscal years ended December 31, 2013 and 2012, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2013 and 2012.

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

During the year ended December 31, 2013 our Audit Committee approved all of the fees paid to MNP.  Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence.  During the year ended December 31, 2013, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

Flexible Solutions International, Inc.

March 31, 2014	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer,	March 31, 2014
Daniel B. O’Brien	Principal Financial and Accounting Officer and a Director

/s/ John H. Bientjes	Director	March 31, 2014
John H. Bientjes

/s/ Robert N. O’Brien	Director	March 31, 2014
Robert N. O’Brien

/s/ Dale Friend	Director	March 31, 2014
Dale Friend

/s/ Robert T. Helina	Director	March 31, 2014
Robert T. Helina

/s/ Thomas Fyles	Director	March 31, 2014
Thomas Fyles