Form 10-Q
period 2014-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2014-05-15
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to  ________

Commission File Number:  001-31540

       FLEXIBLE SOLUTIONS INTERNATIONAL INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#206 - 920 Hillside Ave.	V8T 1Z8
Victoria, British Columbia, Canada	(Zip Code)
(Address of Issuer's Principal Executive Offices)

     Issuer’s telephone number:     (250) 477-9969

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                      Yes ☐                                                               No  ☑

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	April 30, 2014

  FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	(a) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.	4

	(b) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013.

	(c) Unaudited Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013	5

	(d) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013.	6

	(e) Notes to Unaudited Consolidated Financial Statements for the Three Months Ended March 31, 2014.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 4	Controls and Procedures.	22

PART II.	OTHER INFORMATION	23

Item 6.	Exhibits.	23

SIGNATURES		24

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

PART I                      FINANCIAL INFORMATION

Item 1.                                Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 2014
(U.S. Dollars)

	March 31, 2014	December 31, 2013
Assets
Current
Cash and cash equivalents	$231,748	$568,087
Accounts receivable (see Note 3)	2,856,814	2,012,115
Inventory (see Note 4)	2,958,011	3,061,536
Prepaid expenses	127,572	126,952
	6,174,145	5,768,690

Long Term Property and equipment (see Note 5)	5,486,677	5,831,123
Patents (see Note 6)	157,914	168,868
Long term deposits (see Note 7)	4,619	4,781
Deferred tax asset	2,582,444	2,700,506
Total Assets	$14,405,799	$14,473,968
Liabilities
Current
Accounts payable and accrued liabilities	$780,942	$570,476
Deferred revenue	13,037	13,550
Taxes payable	(281,202)	(281,202)
Line of credit (see Note 8)	1,600,000	1,400,000
Current portion of long term debt (see Note 9)	294,612	304,556
	2,407,389	2,007,380
Long Term
Loans	922,325	993,274
Total Liabilities	3,329,714	3,000,654

Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (December 31, 2012: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,156,646	16,135,953
Accumulated other comprehensive income	66,342	328,686
Deficit	(5,160,073)	(5,004,495)

Total Stockholders’ Equity	11,076,085	11,473,314

Total Liabilities and Stockholders’ Equity	$14,405,799	$14,473,968
Commitments (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2014	2013

Sales	$3,812,981	$4,504,536
Cost of sales	2,658,826	3,158,383

Gross profit	1,154,155	1,346,153

Operating expenses
Wages	420,203	452,866
Administrative salaries and benefits	198,950	210,547
Advertising and promotion	22,474	6,722
Investor relations and transfer agent fee	48,703	56,748
Office and miscellaneous	109,708	118,287
Insurance	75,043	71,458
Interest expense	26,832	9,396
Rent	49,963	45,999
Consulting	80,546	78,255
Professional fees	95,098	43,225
Travel	29,899	34,952
Telecommunications	7,027	6,822
Shipping	11,408	7,214
Research	44,522	13,211
Commissions	63,835	39,469
Currency exchange	(5,412)	547
Utilities	30,934	29,329
Total operating expenses	1,309,733	1,225,048

Income (loss) before other items and income tax	(155,578)	121,105
Gain on sale on equipment	-	2,057

Income (loss) before income tax	(155,578)	123,161
Provision for income taxes	-	(58,000)
Net income (loss)	(155,578)	65,161

Other comprehensive income (loss)	(262,344)	(77,057)
Comprehensive income (loss)	(417,922)	(11,896)

Net income per share (basic)	$(0.01)	$0.00
Net income per share (diluted)	$(0.01)	$0.00
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,169,991	13,404,141

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$(155,578)	$65,161
Stock compensation expense	20,693	23,872
Depreciation	200,599	329,199
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(871,669)	(633,475)
(Increase) Decrease in inventory	86,287	(200,939)
(Increase) Decrease in prepaid expenses	(2,933)	(11,478)
Increase (Decrease) in accounts payable	218,637	542,941
Increase (Decrease) in taxes payable	-	(177,500)
Increase (Decrease) in deferred revenue	-	14,752

Cash provided by (used in) operating activities	(503,964)	(47,467)

Investing activities

Sale of equipment	-	2,407
Acquisition of property and equipment	(6,161)	(7,148)

Cash provided by (used in) investing activities	(6,161)	(4,741)

Financing activities
Short term line of credit	200,000	570,000
Loan Repayment	(31,804)	(51,577)

Cash provided by financing activities	168,196	518,423

Effect of exchange rate changes on cash	5,590	(5,587)

Inflow (outflow) of cash	(336,339)	460,628
Cash and cash equivalents, beginning	568,087	361,867

Cash and cash equivalents, ending	$231,748	$822,495

Supplemental disclosure of cash flow information:
Income taxes paid	$-	190,000
Interest paid	$26,874	$27,938

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014
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

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial  statements. These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2013 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2014, the consolidated results of operations for the three months ended March 31, 2014 and 2013, and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2014.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

 (q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,400,448 (49%) at March 31, 2014 (December 31, 2013 - $1,473,682 or 73%).

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

3.           Accounts Receivable

	March 31, 2014	December 31, 2013
Accounts receivable	$2,899,965	$2,056,964
Allowances for doubtful accounts	(43,151)	(44,849)
	$2,856,814	$2,012,115

The Company has pledged $204,500 (2013 – $303,696) of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.           Inventory

	March 31, 2014	December 31, 2013
Completed goods	$1,637,480	$1,527,563
Work in progress	24,814	34,702
Raw materials	1,295,717	1,499,271
	$2,958,011	$3,061,536

5.Property, Plant & equipment

	March 31, 2014	Accumulated	March 31, 2014
	Cost	Depreciation	Net
Buildings	$5,156,801	$2,472,590	$2,684,211
Computer hardware	99,903	89,039	10,864
Furniture and fixtures	26,393	21,946	4,447
Office equipment	21,552	19,396	2,156
Manufacturing equipment	5,870,897	3,606,468	2,264,429
Trailer	15,618	13,624	1,994
Technology	123,578	55,610	67,968
Land	450,608	—	450,608
	$11,765,350	$6,278,673	$5,486,677

	December 31, 2013	Accumulated	December 31, 2013
	Cost	Depreciation	Net
Buildings	$5,233,147	$2,419,217	$2,813,930
Computer hardware	102,225	90,265	11,960
Furniture and fixtures	27,098	22,310	4,788
Office equipment	22,400	20,042	2,358
Manufacturing equipment	6,014,006	3,555,731	2,458,275
Trailer	16,233	13,992	2,241
Technology	128,442	51,377	77,065
Land	460,506	-	460,506
	$12,004,057	$6,172,934	$5,831,123

Amount of depreciation expense for three months ended March 31, 2014: $196,099 (2013: $323,874).

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$251,515
Building	732,198
Building improvements	776,399
Manufacturing equipment	1,882,347
Trailer	1,994
Technology	67,968

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2014 Cost	Accumulated Amortization	March 31, 2014 Net
Patents	$239,867	$81,953	$157,914

	December 31, 2013 Cost	Accumulated Amortization	December 31, 2013 Net
Patents	$249,284	$80,416	$168,868

Decrease in 2014 cost was due to currency conversion.  The 2014 cost in Canadian dollars - $265,102 (2013 - $265,102 in Canadian dollars).

Amount of depreciation for 2014 - $4,590 (2013 - $5,325)

Estimated depreciation expense over the next five years is as follows:

2014	$18,330
2015	18,330
2016	18,330
2017	18,330
2018	18,330

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2014	December 31, 2013
Long term deposits	$4,619	$4,781

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

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of March 31, 2014, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted to the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of March 31, 2014 were $1,600,000 (December 31, 2013 - $1,400,000) and there were no amounts outstanding on the secured loan.

9.           Long Term Debt

(a)    Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds,  the Company had borrowed $910,801in Canadian funds (US$823,911) as of March 31, 2014 on an unsecured basis (December 31, 2013 – CDN$910,801; US$856,335).  The balance owing at March 31, 2014 was $364,320 in Canadian funds (US$329,564); (December 31, 2013 - $364,320CDN; US$342,534).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2014
$182,160	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds.  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until April 1, 2015.  The borrowing balance at March 31, 2014 was $980,956 in Canadian funds (US$887,373).  The borrowing balance at December 31, 2013 was $1,016,056 in Canadian funds (US$955,296).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2013	$128,867
2014	$71,593

As of March 31, 2014, the Company was in compliance with all loan covenants.

	March 31, 2014	December 31, 2013
Continuity
Balance, beginning of period	$1,297,830	1,726,050
Less: Payments on loan	31,804	307,833
Effect of exchange rate	(49,089)	(120,387)
Balance, end of period	$1,216,937	$1,297,830

Outstanding balance at:
a) Long term debt – AAFC	$329,564	$342,534
b) Long term debt – AFSC	887,373	955,296
Long term debt	$1,216,937	$1,297,830
Less: current portion	(294,612)	(304,556)
Balance	$922,325	$993,274

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013 and the three month period ended March 31, 2014:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2012	999,000	$1.50 – 2.45	$1.96
Granted	233,000	$1.21 – 1.50	$1.27
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, December 31, 2013	1,164,000	$1.21 – 2.45	$1.73
Granted	212,000	$1.00	$1.00
Cancelled or expired	(113,000)	$2.25	$2.25
Balance, March 31, 2014	1,263,000	$1.21 – 2.45	$1.56
Exercisable, March 31, 2014	921,000	$1.21 – 2.45	$1.69

The fair value of each option grant is calculated using the following weighted average assumptions:

	2014	2013
Expected life – years	5.0	5.0
Interest rate	0.78%	0.36 – 0.63%
Volatility	58.0%	51 – 63%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.36	$0.36 – $0.38

During the three months ended March 31, 2014 the Company granted 85,000 options to consultants that resulted in $6,161 in expenses this quarter.  During the same period, 127,000 options were granted to employees, resulting in $9,205 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $1,871 for consultants and $3,456 for employees during the quarter ended March 31, 2014.  No stock options were exercised during the period.

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

11.           Capital Stock.

There was no stock activity for the period ended March 31, 2014.

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

Three months ended March 31, 2014:

	EWCP	BPCA	Total
Revenue	$205,597	$3,607,384	$3,812,981
Interest revenue	-	-	-
Interest expense	11,081	15,651	26,832
Depreciation and amortization	153,445	47,154	200,599
Segment profit (loss)	(579,191)	423,613	(155,578)
Segment assets	3,949,829	1,694,762	5,644,591
Expenditures for segment assets	(6,161)	-	(6,161)

Three months ended March 31, 2013:
	EWCP	BPCA	Total
Revenue	$288,939	$4,215,597	$4,504,536
Interest revenue	-	-	-
Interest expense	(4,599)	13,995	9,396
Depreciation and amortization	274,359	54,840	329,199
Segment profit (loss)	(705,198)	770,359	65,161
Segment assets	5,045,160	1,906,436	6,951,596
Expenditures for segment assets	(4,741)	-	(4,741)

The sales generated in the United States and Canada are as follows:
	Three months ended March 31, 2014	Three months ended March 31, 2013
Canada	$64,493	$207,680
United States and abroad	3,748,488	4,296,856
Total	$3,812,981	$4,504,536

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	March 31, 2014	December 31, 2013
Canada	$3,949,829	$4,258,075
United States	1,694,762	1,741,916
Total	$5,644,591	$5,999,991

 Three customers accounted for $2,134,689 (56%) of sales made in the period (2013 - $2,694,248 or 60%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $101,422 over the term of three leases, the last expiring on September 30, 2015.

Commitments in each of the next two years are approximately as follows:

2014	90,838
2015	10,584

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2014 compared to the same period in the prior year are discussed below:

Three Months Ended March 31, 2014

Item	Increase (I) or Decfrease (D)	Reason
Sales EWCP products	D	The Company is unsure of the reason, but has responded with special offers to increase sales.
BPCA products	D	Cold weather in the midwest reduced early sales to agricultural customers.

Professional fees	I	Legal costs to protect our intellectual property have increased.

Item	Increase (I) or Decrease (D)	Reason
Research	I	Costs associated with research into and regulatory compliance for new nitrogen conservation product.
Commissions	I	Commissioned sales increased against uncommissioned sales.

Three customers accounting for 56% of the Company’s sales during the three months ended March 31, 2014 (2013 - 58%).  The amount of revenue (all from the sale of BCPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2014	2013

Company A	$1,007,541	$1,459,661
Company B	$830,025	$689,534
Company C	$297,123	-
Company D	-	$545,053

Customers with balances greater than 10% of our receivables as of March 31, 2014 and 2013 are shown below:

	March 31, 2014		December 31, 2013

Company A	653,547		820,266
Company B	530,282		534,868
Company C	216,619	*	-
Company E	-		118,548	*

* less than 10%

In 2007, we began construction of a plant in Taber, AB, Canada.  The plant came on line during 2012 and we began depreciating the plant and related equipment effective January 2012.

The plant was designed to manufacture aspartic acid which is the major component of TPAS.  Previously, we bought aspartic acid from China where the base raw material is oil.  The plant uses sugar as the base raw material.  We believe that using aspartic acid manufactured from sugar would reduce our raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

In February 2014, we suspended production of aspartic acid at our Taber plant.  The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly.  In particular, plant operating costs increased and the price of aspartic acid derived from oil is less than forecast.

Although we continue to believe in the technical and economic viability of using sugar in the aspartic acid process that we have pioneered, we are unable to fund the equipment and personnel increases needed to reach break-even levels on our own. Accordingly, a partner is required to build on the technical successes achieved to date and reach profitable production levels.

While we are actively seeking a partner to complete process development, staffing at the Taber plant has been reduced to levels needed to maintain the intellectual property and the process equipment we have developed.

We expect that the suspension of the operations at the Taber plant will save us approximately $800,000 per year in plant operating costs and general and administrative expenses.

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our BCPA product;

●	activity in the oil and gas industry, as we sell our BCPA product to oil and gas companies; and

●	drought conditions, since we also sell our BCPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2014 and 2013 are shown below:
	2014	2013

Cash provided (used) by operations	(503,964)	(47,467)
Construction of plant in Taber, AB	(6,161)	(7,148)
Sale of equipment	-	2,407
Repayment of loans	(31,804)	(51,577)
Borrowings from line of credit	200,000	570,000
Changes in exchange rates	5,590	(5,587)

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of March 31, 2014 working capital was $3,766,756 (December 31, 2013 - $3,761,310) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $101,422 over the term of three leases, the last expiring on September 30, 2015.

Commitments in each of the next two years are approximately as follows:

2014	90,838
2015	10,584

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2014.

Other than as disclosed in Item 2 of this report, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, its liquidity increasing or decreasing in any material way.

Other than as disclosed in Item 2 of this report, the Company does not know of any significant changes in its expected sources and uses of cash.

The Company does not have any commitments or arrangements from any person to provide it with any equity capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives.  Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2014.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                      Legal Proceedings.

None.

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

Flexible Solutions International, Inc.

May 15, 2014	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
Principal Financial and Accounting Officer