Form 10-Q
period 2014-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2014-08-14
CIK 1069394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to  ________

Commission File Number:  001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
 (Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#206 – 920 Hillside Ave. Victoria, British Columbia, Canada	V8T 1Z8
(Address of Issuer's Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:     (250) 477-9969

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	August 1, 2014

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	(a) Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.	4

	(b) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013.	5

	(c) Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2014 and 2013.	6

	(d) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013.	7

	(e) Notes to Unaudited Consolidated Financial Statements for the Period Ended June 30, 2014.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	21

Item 4.	Controls and Procedures.	25

PART II.	OTHER INFORMATION	25

Item 6.	Exhibits.	25

SIGNATURES		26

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

PART I                      FINANCIAL INFORMATION
Item 1.                                Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current
Cash and cash equivalents	$495,931	$568,087
Accounts receivable (Note 3)	2,242,784	2,012,115
Inventory (Note 4)	3,017,735	3,061,536
Prepaid expenses	103,039	126,952
	5,859,489	5,768,690

Property, equipment and leaseholds (Note 5)	5,511,091	5,831,123
Patents (Note 6)	158,836	168,868
Long term deposits (Note 7)	4,768	4,781
Deferred tax asset	2,563,421	2,700,506
	$14,097,605	$14,473,968
Liabilities
Current
Accounts payable and accrued liabilities	$457,339	$570,476
Deferred revenue	6,467	13,550
Taxes payable	(281,202)	(281,202)
Short term line of credit (Note 8)	1,000,000	1,400,000
Current portion of long term debt (Note 9)	1,068,506	304,556
	2,251,110	2,007,380
Long Term
Loans (Note 9)	158,988	993,274
	$2,410,098	$3,000,654
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 common shares at June 30, 2014 and December 31, 2013	13,170	13,170
Capital in excess of par value	16,177,339	16,135,953
Other comprehensive income	257,318	328,686
Deficit	(4,760,320)	(5,004,495)

Total Stockholders’ Equity	11,687,507	11,473,314

Total Liabilities and Stockholders’ Equity	$14,097,605	$14,473,968

Commitments and contingencies (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
 INCOME (LOSS)
For the Three Months Ended June 30, 2014 and 2013
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2014	2013

Sales	$4,286,731	$4,884,629
Cost of sales	2,732,022	3,311,257

Gross profit	1,554,709	1,573,372

Operating expenses
Wages	381,913	468,524
Administrative salaries and benefits	199,659	203,466
Advertising and promotion	5,476	10,941
Investor relations and transfer agent fee	54,494	58,768
Office and miscellaneous	62,586	214,942
Insurance	71,874	49,834
Interest expense	25,940	46,484
Rent	50,562	45,711
Consulting	58,357	83,361
Professional fees	53,557	81,948
Travel	24,763	26,833
Telecommunications	8,158	8,913
Shipping	6,459	6,999
Research	32,020	66,943
Commissions	6,843	46,871
Bad debt expense	-	27,225
Currency exchange	1,263	4,483
Utilities	12,323	38,957

Total operating expenses	1,056,247	1,491,203

Income (loss) before other items and income tax	498,462	82,169
Income (loss) before income tax	498,462	82,169

Provision for income taxes	98,709	12,000
Net income (loss)	399,753	70,169

Other comprehensive income (loss)	190,976	(129,507)
Comprehensive income (loss)	590,729	(59,338)

Net income (loss) per share ( basic and diluted)	$0.03	$0.00
Weighted average number of common shares (basic and diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREPHENSIVE
INCOME (LOSS)
For the Six Months Ended June 30, 2014 and 2013
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2014	2013

Sales	$8,099,712	$9,389,164
Cost of sales	5,390,848	6,469,640

Gross profit	2,708,864	2,919,524

Operating expenses
Wages	802,116	921,390
Administrative salaries and benefits	398,609	414,014
Advertising and promotion	27,950	17,663
Investor relations and transfer agent fee	103,197	115,516
Office and miscellaneous	172,294	333,230
Insurance	146,917	121,292
Interest expense	52,772	55,880
Rent	100,525	91,710
Consulting	138,903	161,616
Professional fees	148,655	125,173
Travel	54,662	61,784
Telecommunications	15,185	15,736
Shipping	17,867	14,213
Research	76,542	80,155
Commissions	70,678	86,340
Bad debt expense (recovery)	-	27,225
Currency exchange	(4,149)	5,030
Utilities	43,257	68,285
	2,365,980	2,716,252

Income (loss) before other items and income tax	342,884	203,272
Gain on sale of equipment	-	2,057
Income (loss) before income tax	342,884	205,329

Provision for income taxes	98,709	70,000
Net income (loss)	244,175	135,329

Other comprehensive income (loss)	(71,368)	(206,564)
Comprehensive income (loss)	$172,807	$(71,235)

Net income (loss) per share (basic and diluted)	$0.01	$(0.01)
Weighted average number of common shares (basic and diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating activities
Net income (loss)	$244,175	$135,329
Stock compensation expense	41,385	59,500
Depreciation	325,886	656,486
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(251,758)	(548,219)
(Increase) Decrease in inventory	39,413	236,544
(Increase) Decrease in prepaid expenses	22,561	(106,564)
(Increase) Decrease in deferred tax assets	98,709	-
Increase (Decrease) in accounts payable	(101,586)	(141,512)
Increase (Decrease) in taxes payable	-	(120,000)
Increase (Decrease) in deferred revenue	(6,848)	(54,975)

Cash provided by (used in) operating activities	411,937	116,589

Investing activities
Acquisition of property and equipment	(16,190)	(55,487)

Cash provided by (used in) investing activities	(16,190)	(55,487)

Financing activities
Short term line of credit (repayment)	(400,000)	195,000
Repayments of loans	(64,393)	(84,488)

Cash provided (used) by financing activities	(464,393)	110,512

Effect of exchange rate changes on cash	(3,510)	(21,118)

Inflow (outflow) of cash	(72,156)	150,496
Cash and cash equivalents, beginning	568,087	381,867

Cash and cash equivalents, ending	$495,931	$512,363

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$190,000
Interest paid	$55,103	$77,349

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2014
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2014, the consolidated results of operations for the three and six months ended June 30, 2014 and 2013, and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013.

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

 (m)           Financial Instruments.

The fair market value of the Company’s financial instruments, comprising cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, short term line of credit,  and loan, were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

(n)           Fair Value of Financial Instruments

 In August 2009, an update was made to Fair Value Measurements and Disclosures — “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to the Company’s consolidated financial statements.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.  No interest has been imputed on the non-interest bearing loan from Agriculture  and Agri-Food Canada. (see Note 9).

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,648,558 (74%) at June 30, 2014 (December 31, 2013 - $1,473,682 or 73%).

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

( r )               Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This amendment requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of the company's financial statements to understand the effect of those arrangements on the company's financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The guidance is effective for the Company's interim and annual periods beginning after January 1, 2013. Adoption of this amendment had no impact on the on the Company’s balance sheet or results of operations.

3.           Accounts Receivable

	June 30, 2014	December 31, 2013
Accounts receivable	$2,287,490	$2,056,964
Allowances for doubtful accounts	(44,706)	(44,849)
	$2,242,784	$2,012,115

The Company has pledged $148,902 of the above listed accounts receivable as collateral for the Flexible Solutions Ltd. loan from AFSC (see Note 9b).

4.           Inventory

	June 30, 2014	December 31, 2013
Completed goods	$1,615,637	$1,527,563
Works in progress	101,809	34,702
Raw materials	1,300,289	1,499,271
	$3,017,735	$3,061,536

5.Property, Plant & equipment

	June 30, 2014	Accumulated	June 30, 2014
	Cost	Depreciation	Net
Buildings	$5,226,713	$2,558,355	$2,668,358
Computer hardware	102,029	91,879	10,150
Furniture and fixtures	27,039	22,738	4,301
Office equipment	22,329	20,213	2,116
Manufacturing equipment	6,017,791	3,717,212	2,300,579
Trailer	16,181	14,282	1,899
Technology	128,032	64,016	64,016
Land	459,672	—	459,672
	$11,999,786	$6,488,695	$5,511,091

	December 31, 2013	Accumulated	December 31, 2013
	Cost	Depreciation	Net
Buildings	$5,233,147	$2,419,217	$2,813,930
Computer hardware	102,225	90,265	11,960
Furniture and fixtures	27,098	22,310	4,788
Office equipment	22,400	20,042	2,358
Manufacturing equipment	6,014,006	3,555,731	2,458,275
Trailer	16,233	13,992	2,241
Technology	128,442	51,377	77,065
Land	460,506	-	460,506
	$12,004,057	$6,172,934	$5,831,123

Amount of depreciation expense for 2014: $316,649 (2013: $646,523)

The following carrying amount of capital assets held by Flexible Solutions Ltd. serves as collateral for the AFSC loan.  (See Note 9b):

Land	$260,579
Building	739,134
Building improvements	783,753
Manufacturing equipment	1,994,882
Trailer	1,899
Technology	64,016

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	June 30, 2014 Cost	Accumulated Amortization	June 30, 2014 Net
Patents	$248,490	$89,654	$158,836

	December 31, 2013 Cost	Accumulated Amortization	December 31, 2013 Net
Patents	$249,284	$80,416	$168,868

Decrease in 2014 cost was due to currency conversion.  2014 cost in Canadian dollars - $265,102 (2013 - $265,102 in Canadian dollars).

Amount of depreciation for 2014 - $9,237 (2013 - $9,963)

Estimated depreciation expense over the next five years is as follows:

2014	$18,990
2015	18,990
2016	18,990
2017	18,990
2018	18,990

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2014	December 31, 2013
Long term deposits	$4,768	$4,781

8.           Short-Term Line of Credit

In March 2012, the Company signed a new agreement with Harris Bank to replace the expiring credit line.  The revolving line of credit was increased to an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  The Company can borrow an additional $1,400,000 using other assets as collateral.  The loan has an annual interest rate of 3.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of June 30, 2014, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted to the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of June 30, 2014 were $1,000,000 (December 31, 2013 - $1,400,000) and there were no amounts outstanding on the secured loan.

9.           Long Term Debt

(a) Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds,  the Company had borrowed $910,801in Canadian funds (US$853,603) as of June 30, 2014 on an unsecured basis (December 31, 2013 – CDN$910,801; US$856,335).  The balance owing at June 30, 2014 was $364,320 in Canadian funds (US$341,441); (December 31, 2013 - $364,320CDN; US$342,534).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date

$182,160	December 31, 2014
$182,160	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds.  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until April 1, 2015.  The borrowing balance at June 30, 2014 was $945,426 in Canadian funds (US$886,053).  The borrowing balance at December 31, 2013 was $1,016,056 in Canadian funds (US$955,296).  The Company has pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable (see Notes 3 and 5) as collateral, as well as signed a promissory note guaranteeing the amount of the loan.

The Company has committed to the following repayments:

2014	$89,007
2015	$870,362

As of June 30, 2014, the Company was in compliance with all loan covenants.

	June 30, 2014	December 31, 2013
Continuity
Balance, beginning of period	$1,297,830	$1,726,050
Less: Payments on loan	32,592	307,833
Effect of exchange rate	(37,744)	(120,387)
Balance, end of period	$1,227,494	$1,297,830

Outstanding balance at:
a) Long term debt – AAFC	$341,441	$342,534
b) Long term debt – AFSC	886,053	955,296
Long term debt	$1,227,494	$1,297,830
Less: current portion	(1,068,506)	(304,556)
Balance	$158,988	$993,274

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013 and the six month period ended June 30, 2014:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2012	999,000	$1.50 – 2.45	$1.96
Granted	233,000	$1.21 – 1.50	$1.27
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, December 31, 2013	1,164,000	$1.21 – 2.45	$1.73
Granted	212,000	$1.00	$1.00
Cancelled or expired	(113,000)	$2.25	$2.25
Balance, June 30, 2014	1,263,000	$1.21 – 2.45	$1.56
Exercisable, June 30, 2014	921,000	$1.21 – 2.45	$1.69

The fair value of each option grant is calculated using the following weighted average assumptions:

	2014	2013
Expected life – years	5.0	5.0
Interest rate	0.78%	0.36 – 0.63%
Volatility	58%	51 – 63%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.36	$0.36 – 0.38

During the six months ended June 30, 2014 the Company granted 85,000 options to consultants that resulted in $6,161 in expenses this quarter.  During the same period, 127,000 options were granted to employees, resulting in $9,205 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $1,871 for consultants and $3,456 for employees during the quarter ended June 30, 2014.  No stock options were exercised during the period.

During the six months ended June 30, 2013 the Company granted 55,000 options to consultants that resulted in $10,030 in expenses this quarter.  During the same period, 128,000 options were granted to employees, resulting in $9,674 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $3,609 for consultants and $6,437 for employees during the quarter ended June 30, 2013.  No stock options were exercised during the period.

11.           Capital Stock.

There was no stock activity for the six months ended June 30, 2014.

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

Six months ended June 30, 2014:

	EWCP	BPCA	Total
Revenue	$358,703	$7,741,009	$8,099,712
Interest revenue	0	0	0
Interest expense	22,010	30,762	52,772
Depreciation and amortization	231,328	94,558	325,886
Segment profit (loss)	(930,663)	1,174,838	244,175
Segment assets	4,012,578	1,657,349	5,669,927
Expenditures for segment assets	6,199	9,991	16,190

Six months ended June 30, 2013:

	EWCP	BPCA	Total
Revenue	$503,703	$8,885,461	$9,389,164
Interest revenue	0	0	0
Interest expense	24,938	30,942	55,880
Depreciation and amortization	546,806	109,680	656,486
Segment profit (loss)	(1,492,301)	1,627,630	135,329
Segment assets	4,657,366	1,851,596	6,508,962
Expenditures for segment assets	55,487	-	55,487

The sales generated in the United States and Canada are as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Canada	$332,248	$513,294
United States and abroad	7,767,464	8,875,870
Total	$8,099,712	$9,389,164

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	June 30, 2014	December 31, 2013
Canada	$4,012,578	$4,258,075
United States	1,657,349	1,741,916
Total	$5,669,927	$5,999,991

 Three customers accounted for $5,032,361 (62%) of sales made during the six months ended June 30, 2014 (2013 - $5,642,839 or 60%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $56,814 over the term of three leases, the last expiring on September 30, 2015.

Commitments in each of the next two years are approximately as follows:

2014	$45,849
2015	$10,965

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.	Management’s Discussion and Analysis of Results of Operation and Financial Condition.

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

Material changes in the Company’s Statement of Operations for the three and six months ended June 30, 2014 are discussed below:

Six Months ended June 30, 2014

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	D	The Company is unsure of the reason, but has responded with special offers to increase sales.

BPCA products	D	Agriculture sales did not recover as much from cold weather in Q1 as hoped for in Q2.

Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Wages	D	Reduced since Taber plant is no longer in operation.

Office and miscellaneous	D	Reduced since the Taber plant is no longer operational.

Consulting	D	Reduced since Taber plant no longer in operation.

Commissions	D	Uncommissionable sales increased against commissionable sales.

Utilities	D	Reduced since Taber plant is no longer in operation.

 Three months ended June 30, 2014

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	D	The Company is unsure of the reason, but has responded with special offers to increase sales.

BPCA products	D	Agriculture sales did not recover as much from cold weather in Q1 as hoped for in Q2.

Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Wages	D	Reduced since the Taber plant no longer in operation.

Office and miscellaneous	D	Reduced since the Taber plant is no longer operational.

Consulting	D	Reduced since the Taber plant no longer in operation.

Professional fees	D	Termination of litigation resulted in reduced professional fees.

Commission	D	Uncommissionable sales increased against commissionable sales.

Utilities	D	Reduced since Taber plant is no longer in operation.

Three customers accounting for 69% of our sales during the three months ended June 30, 2014 and 62% of our sales during the six months ended June 30, 2014.  The amount of revenue (all from the sale of BCPA products) attributable to each customer is shown below.

	Three months ended June 30,		Six months ended June 30,
Customer	2014	2013	2014	2013

A	$1,116,417	$1,374,747	$2,123,958	$2,834,408
B	$1,284,017	$1,073,071	$2,114,042	$1,762,605
C	$546,105	$500,773	$794,361	$1,045,826

Customers with balances greater than 10% of our receivables as of June 30, 2014 and 2013 are shown below:

	June 30,
	2014	2013
Company A	767,189	1,301,854
Company B	782,499	476,921

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2014 and 2013 are shown below:

	2014	2013
Cash provided by (used by) operations	411,937	116,589
Purchases of equipment	(16,190)	(55,487)
Advances from (repayments of) short term line of credit	(400,000)	195,000
Repayment of loans	(64,393)	(84,488)
Changes in exchange rates	(3,510)	(21,118)

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of June 30, 2014 working capital was $3,608,379 (December 31, 2013 - $3,761,310) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $56,814 over the term of three leases, the last expiring on September 30, 2015.

Commitments in each of the next two years are approximately as follows:

2014	$45,849
2015	$10,965

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2014.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2014

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer