Form 10-Q
period 2014-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2014-11-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	November 1, 2014

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	(a) Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.	3

	(b) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and 2013.	4

	(c) Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2014 and 2013.	5

	(d) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013.	6

	(e) Notes to Unaudited Condensed Consolidated Financial Statements for the Period Ended September 30, 2014.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	20

Item 4.	Controls and Procedures.	23

PART II.	OTHER INFORMATION	24

Item 6.	Exhibits.	24

SIGNATURES		25

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

ii

PART I                      FINANCIAL INFORMATION
Item 1.                                Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current
Cash and cash equivalents	$300,010	$568,087
Accounts receivable (Note 3)	2,801,252	2,012,115
Inventory (Note 4)	3,274,635	3,061,536
Prepaid expenses	149,551	126,952
	6,525,448	5,768,690

Property, equipment and leaseholds (Note 5)	5,242,537	5,831,123
Patents (Note 6)	146,832	168,868
Long term deposits (Note 7)	4,566	4,781
Deferred tax asset	2,450,992	2,700,506
	$14,370,375	$14,473,968
Liabilities
Current
Accounts payable and accrued liabilities	$520,666	$570,476
Deferred revenue	6,161	13,550
Taxes payable	(276,536)	(281,202)
Short term line of credit (Note 8)	1,350,000	1,400,000
Current portion of long term debt (Note 9)	201,193	304,556
	1,801,484	2,007,380
Long Term
Loans (Note 9)	967,425	993,274
	$2,768,909	$3,000,654
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 common shares at September 30, 2014 and December 31, 2013	13,170	13,170
Capital in excess of par value	16,204,226	16,135,953
Other comprehensive income	(32,838)	328,686
Deficit	(4,583,092)	(5,004,495)

Total Stockholders’ Equity	11,610,466	11,473,314

Total Liabilities and Stockholders’ Equity	$14,370,375	$14,473,968

Commitments and contingencies (Note 13)

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2014 and 2013
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2014	2013

Sales	$3,850,514	$2,980,999
Cost of sales	2,524,026	2,430,190

Gross profit	1,326,488	555,809

Operating expenses
Wages	356,021	434,333
Administrative salaries and benefits	199,281	190,462
Advertising and promotion	4,293	2,401
Investor relations and transfer agent fee	63,886	52,390
Office and miscellaneous	131,032	201,799
Insurance	76,840	78,707
Interest expense	19,686	26,869
Rent	37,529	47,540
Consulting	75,651	75,900
Professional fees	53,020	34,993
Travel	52,225	23,412
Telecommunications	7,885	8,054
Shipping	5,210	3,611
Research	23,309	23,277
Commissions	42,790	10,517
Bad debt expense	-	736
Currency exchange	(16,839)	(4,678)
Utilities	8,631	21,906

Total operating expenses	1,140,450	1,232,229

Income (loss) before other items and income tax	186,038	(681,420)
Interest income	-	2,000
Income (loss) before income tax	186,038	(679,420)

Income tax (recovery)	8,810	2,480
Net income (loss)	177,228	(681,900)

Other comprehensive income (loss)	(290,156)	71,182
Comprehensive income (loss)	(112,928)	(610,718)

Net income (loss) per share (basic and diluted)	$0.01	$(0.05)
Weighted average number of common shares (basic and diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2014 and 2013
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2014	2013

Sales	$11,950,226	$12,370,163
Cost of sales	7,914,874	8,899,830

Gross profit	4,035,352	3,470,333

Operating expenses
Wages	1,158,137	1,355,723
Administrative salaries and benefits	597,890	604,476
Advertising and promotion	32,243	20,064
Investor relations and transfer agent fee	167,083	167,906
Office and miscellaneous	303,326	535,029
Insurance	223,757	199,999
Interest expense	72,458	82,749
Rent	138,054	139,250
Consulting	214,554	237,516
Professional fees	201,675	160,166
Travel	106,887	85,196
Telecommunications	23,070	23,790
Shipping	23,077	17,824
Research	99,851	103,432
Commissions	113,468	96,857
Bad debt expense (recovery)	-	27,961
Currency exchange	(20,988)	352
Utilities	51,888	90,191
	3,506,430	3,948,481

Income (loss) before other items and income tax	528,922	(478,148)
Gain on sale of equipment	-	2,057
Interest income	-	2,000 -
Income (loss) before income tax	528,922	(474,091)

Deferred tax (recovery)	-	-
Provision for income taxes	107,519	72,480
Net income (loss)	421,403	(546,571)

Other comprehensive income (loss)	(361,524)	(135,382
Comprehensive income (loss)	59,879	(681,953)

Net income (loss) per share (basic and diluted)	$0.03	$(0.05)
Weighted average number of common shares (basic and diluted)	13,169,991	13,169,991

-- See Notes to Unaudited Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating activities
Net income (loss)	$421,403	$(564,570)
Stock compensation expense	68,273	89,918
Depreciation	426,649	978,093
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(820,375)	(105,882)
(Increase) Decrease in inventory	(232,604)	84,236
(Increase) Decrease in prepaid expenses	(25,981)	(52,320)
(Increase) Decrease in deferred tax assets	107519	-
Increase (Decrease) in accounts payable	(31,353)	(104,776)
Increase (Decrease) in taxes payable	-	(120,000)
Increase (Decrease) in deferred revenue	(6,865)	(48,263)

Cash provided by (used in) operating activities	(93,334)	174,436

Investing activities
Acquisition of property and equipment	(24,594)	(82,097)

Cash provided by (used in) investing activities	(24,594)	(82,097)

Financing activities
Short term line of credit	(50,000)	195,000
Loan repayment	(1,095,050)	(117,331)
Proceeds received from loan	1,005,967	-

Cash provided (used) by financing activities	(139,083)	77,669

Effect of exchange rate changes on cash	(11,066)	(8,911)

Inflow (outflow) of cash	(268,077)	161,097
Cash and cash equivalents, beginning	568,087	361,867

Cash and cash equivalents, ending	$300,010	$522,964

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$192,480
Interest paid	$72,638	$115,650

-- See Notes to Unaudited Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2014
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2014, the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share is calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2014 and 2013.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.  No interest has been imputed on the non-interest bearing loan from Agriculture Financial Services Corp. (see Note 9).

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,864,746 (67%) at September 30, 2014 (December 31, 2013 - $1,473,682 or 73%).

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

(s)               New Accounting Pronouncements Not Yet Adopted

In April 2014, FASB issued ASU 2014-08, “Discontinued Operations”. ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning July 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on its consolidated financial position, results of operations or cash flows

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We are currently assessing the impact of the adoption of this update on our consolidated financial position, results of operations and cash flows.

In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASC guidance was issued to update the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for the Company’s fiscal year beginning July 1, 2016. Early application is permitted. We are currently assessing the impact of the adoption of this update on our consolidated financial position, results of operations and cash flows.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”. ASC guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company’s fiscal year ending July 30, 2017, and for annual periods and interim periods thereafter. Early application is permitted. We are currently assessing the impact of the adoption of this update on our consolidated financial position, results of operations and cash flows.

3.           Accounts Receivable

	September 30, 2014	December 31, 2013
Accounts receivable	$2,843,845	$2,056,964
Allowances for doubtful accounts	(42,593)	(44,849)
	$2,801,252	$2,012,115

4.           Inventory

	September 30, 2014	December 31, 2013
Completed goods	$1,452,228	$1,527,563
Work in progress	129,485	34,702
Raw materials	1,692,922	1,499,271
	$3,274,635	$3,061,536

5.Property, Plant & equipment

	September 30, 2014	Accumulated	September 30, 2014
	Cost	Depreciation	Net
Buildings	$5,131,710	$2,603,662	$2,528,048
Computer hardware	99,140	90,093	9,047
Furniture and fixtures	26,161	22,212	3,949
Office equipment	21,273	19,369	1,904
Manufacturing equipment	5,840,142	3,644,448	2,195,694
Trailer	15,416	13,767	1,649
Technology	121,980	67,089	54,891
Land	447,355	-	447,355
	$11,703,177	$6,460,640	$5,242,537

	December 31, 2013	Accumulated	December 31, 2013
	Cost	Depreciation	Net
Buildings	$5,233,147	$2,419,217	$2,813,930
Computer hardware	102,225	90,265	11,960
Furniture and fixtures	27,098	22,310	4,788
Office equipment	22,400	20,042	2,358
Manufacturing equipment	6,014,006	3,555,731	2,458,275
Trailer	16,233	13,992	2,241
Technology	128,442	51,377	77,065
Land	460,506	-	460,506
	$12,004,057	$6,172,934	$5,831,123

Amount of depreciation expense for 2014: $412,760 (2013: $963,559)

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2014 Cost	Accumulated Amortization	September 30, 2014 Net
Patents	$236,772	$89,940	$146,832

	December 31, 2013 Cost	Accumulated Amortization	December 31, 2013 Net
Patents	$249,284	$80,416	$168,868

Decrease in 2014 cost was due to currency conversion.  2014 cost in Canadian dollars - $265,102 (2013 - $265,102 in Canadian dollars).

Amount of amortization for 2014 - $13,889 (2013 - $14,534)

Estimated amortization expense over the next five years is as follows:

2014	$ 18,092
2015	18,092
2016	18,092
2017	18,092
2018	18,092

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2014	December 31, 2013
Long term deposits	$4,566	$4,781

8.           Short-Term Line of Credit

In April 2014, the Company signed a new agreement with Harris Bank to replace the expiring credit line.  The revolving line of credit was increased to an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  The loan has an annual interest rate of 3.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of September 30, 2014, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted to the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of September 30, 2014 were $1,350,000 (December 31, 2013 - $1,400,000).

9.           Long Term Debt

(a) Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds,  the Company had borrowed $910,801in Canadian funds (US$813,254) as of September 30, 2014 on an unsecured basis (December 31, 2013 – CDN$910,801; US$856,335).  The balance owing at September 30, 2014 was $182,160 in Canadian funds (US$162,651); (December 31, 2013 - $364,320CDN; US$342,534).  The repayment schedule is as follows:

Amount Due (in CDN funds)	Payment Due Date
$182,161	December 31, 2015

(b)           Flexible Solutions Ltd. has also received a 5% simple interest loan from Agriculture Financial Services Corp. (“AFSC”).  Eligible for up to $2,000,000 in Canadian funds, the Company had originally borrowed $1,491,000 in Canadian funds.  The Company was required to make interest payments until May 1, 2010 and then started to pay down the principal in equal payments until April 1, 2015.  The borrowing balance as December 31, 2013 was $1,016,056 in Canadian funds (US$955,296).  The Company had pledged the assets of the Taber, AB building, including equipment, inventory and accounts receivable as collateral, as well as signed a promissory note guaranteeing the amount of the loan.  The Company repaid this loan in full in September 2014.

(c)           In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest.  This money was used to retire the AFSC debt and make the December 2014 payment on the AAFC loan.

The Company has committed to the following repayments:

2014	$ 50,298
2015	$ 201,193
2016	$ 201,193
2017	$ 201,193
2018	$ 201,193
2019	$ 150,895

	September 30, 2014	December 31, 2013
Continuity
Balance, beginning of period	$1,297,830	1,726,050
Plus: Proceeds from loan	1,005,967	-
Less: Payments on loan	932,675	307,833
Effect of exchange rate	(202,304)	(120,387)
Balance, end of period	$1,168,818	$1,297,830

Outstanding balance at:
a) Long term debt – AAFC	$162,651	$342,534
b) Long term debt – AFSC	-	955,296
c) Long term debt – Harris	1,005,967	-
Long term debt	$1,168,618	$1,297,830
Less: current portion	(201,193)	(304,556)
Balance	$967,425	$993,274

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013 and the nine month period ended September 30, 2014:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2012	999,000	$1.50 – 2.45	$1.96
Granted	233,000	$1.21 – 1.50	$1.27
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, December 31, 2013	1,164,000	$1.21 – 2.45	$1.73
Granted	227,000	$1.00 – 1.21	$1.01
Cancelled or expired	(113,000)	$2.25	$2.25
Balance, September 30, 2014	1,278,000	$1.00 – 2.45	$1.56
Exercisable, September 30, 2014	936,000	$1.21 – 2.45	$1.68

The fair value of each option grant is calculated using the following weighted average assumptions:

	2014	2013
Expected life – years	5.0	5.0
Interest rate	0.78%	0.36 – 0.63%
Volatility	58%	51 – 63%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.36	$0.36 – 0.38

During the nine months ended September 30, 2014 the Company granted 100,000 options to consultants that resulted in $12,356 in expenses this quarter. During the same period, 127,000 options were granted to employees, resulting in $9,205 in expenses this quarter. Options granted in previous quarters resulted in additional expenses in the amount of $1,871 for consultants and $3,456 for employees during the quarter ended September 30, 2014. No stock options were exercised during the period.

During the nine months ended September 30, 2013 the Company granted 55,000 options to consultants that resulted in $4,157 in expenses this quarter. During the same period, 178,000 options were granted to employees, resulting in $27,960 in expenses this quarter. Options granted in previous quarters resulted in additional expenses in the amount of $3,609 for consultants and $6,438 for employees during the quarter ended September 30, 2013. No stock options were exercised during the period.

11.           Capital Stock.

There was no stock activity for the nine months ended September 30, 2014.

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

Nine months ended September 30, 2014:

	EWCP	BPCA	Total
Revenue	$792,235	$11,157,991	$11,950,226
Interest revenue	-	-	-
Interest expense	30,162	42,296	72,458
Depreciation and amortization	283,808	142,841	426,649
Segment profit (loss)	(1,088,679)	1,518,892	430,213
Segment assets	3,771,914	1,617,455	5,389,369
Expenditures for segment assets	6,215	18,379	24,594

Nine months ended September 30, 2013:

	EWCP	BPCA	Total
Revenue	$592,081	$11,778,082	$12,370,163
Interest revenue	1	1,999	2,000
Interest expense	37,594	45,155	82,749
Depreciation and amortization	813,573	164,520	978,093
Segment profit (loss)	(2,273,828)	1,727,257	(546,571)
Segment assets	4,512,436	1,796,756	6,309,192
Expenditures for segment assets	82,097	-	82,097

The sales generated in the United States and Canada are as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Canada	$382,307	$540,554
United States and abroad	11,567,919	11,829,609
Total	$11,950,226	$12,370,163

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2014	December 31, 2013
Canada	$3,771,914	$4,258,075
United States	1,617,455	1,741,916
Total	$5,389,369	$5,999,991

 Three customers accounted for $7,278,612 (61%) of sales made during the nine months ended September 30, 2014 (2013 - $7,402,615 or 60%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $21,870 over the term of two leases, the last expiring on September 30, 2015.

Commitments in each of the next three years are approximately as follows:

2014	$11,423
2015	$10,447

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2013 are discussed below:

Nine Months ended September 30, 2014

Item	Increase (I) or Decrease (D)	Reason

Sales

EWCP products	I	The addition of a new customer.

BPCA products	D	The European economic situation pressured sales for the period.

Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Wages	D	Reduced since the Taber plant is not in operation

Office and miscellaneous	D	Reduced since the Taber plant is not in operation

Commissions	I	Commissionable sales increased against uncommissionable sales.

Three months ended September 30, 2014

Item	Increase (I) or Decrease (D)	Reason

Sales

EWCP products	I	Order expected in Q2 was received in Q3 along with the addition of a new customer.

BPCA products	I	Q3 2013 was low due to an oil platform shutdown that did not occur in Q3 2014.

Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Wages	D	Reduced since the Taber plant is not in operation.

Office and miscellaneous	D	Reduced since the Taber plant is not in operation.

Commissions	I	Commissionable sales increased against uncommissionable sales.

           Three customers accounting for 57% of our sales during the three months ended September 30, 2014 and 61% of our sales during the nine months ended September 30, 2014.  The amount of revenue attributable to each customer is shown below.

	Three months ended September 30,		Nine months ended September 30,
Customer	2014	2013	2014	2013
A	$1,335,736	$677,520	$3,459,694	$3,511,928
B	$862,543	$892,558	$2,976,584	$2,655,163
C	-	-	$842,337	$1,235,524
D	-	$305,238	-	-
E	$292,250	-	-	-

Customers with balances greater than 10% of our receivables as of September 30, 2014 and 2013 are shown below:

	September 30,
	2014	2013
Company A	1,073,763	726,284
Company B	594,483	773,328

In 2007, we began construction of a plant in Taber, AB, Canada.  The plant came online during 2012 and we began depreciating the plant and related equipment effective January 2012.

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2014 and 2013 are shown below:

	2014	2013
Cash provided by (used by) operations	(92,334)	174,436
Purchases of equipment	(24,594)	(82,097)
Advances from (repayments of) short term line of credit	(50,000)	195,000
Repayment of loans	(1,095,050)	(117,331)
Advances from loans	1,005,967	-
Changes in exchange rates	(12,066)	(8,911)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of September 30, 2014 working capital was $4,723,964 (December 31, 2013 - $3,761,310) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $21,870 over the term of two leases, the last expiring on September 30, 2015.

Commitments in each of the next three years are approximately as follows:

2014	$11,423
2015	$10,447

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending September 30, 2015.

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

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2014.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

November 14, 2014	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Principal Executive Officer

November 14, 2014	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Principal Executive Officer