Form 10-K
period 2014-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2015-03-31
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐Yes   ☒ No

As of June 30, 2014 the aggregate market value of the Company’s common stock held by non-affiliates was $5,760,796 based on the closing price for shares of the Company’s common stock on the NYSE MKT for that date.

As of March 31, 2015, the Company had 13,169,991 issued and outstanding shares of common stock.

Documents incorporated by reference:                                                                None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

PART I

Item 1.                                Description of Business

We were incorporated as Flexible Solutions Ltd., a British Columbia corporation on January 26, 1991.  On May 12, 1998, we merged Flexible Solutions Ltd. into Flexible Solutions International, Inc., a Nevada corporation.  In connection with this merger, we issued 7,000,000 shares of common stock to the former shareholders of Flexible Solutions Ltd. in exchange for all of the outstanding shares of Flexible Solutions Ltd.

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

HEATSAVR® retails for between $250 and $300 per four gallon case in the United States.  ECOSAVR® has a suggested retail price of $13.00 in the United States.  We market our HEATSAVR® and ECOSAVR® products to homeowners with swimming pools and spas as well as operators of swimming pools and spas in hotels, motels, schools, and municipal and private recreational facilities.

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

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2014	2013

Company A	$4,871,939	$4,540,673
Company B	$4,027,144	$3,489,774
Company C	$1,317,387	$1,854,154

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2014	2013

Company A	$1,135,336	$820,266
Company B	$361,025	$534,868
Company D	$272,752	$118,548	*
*less than 10%

Competition

HEATSAVR® and ECOSAVR™

Although we are aware of two other companies that manufacture products that compete with HEATSAVR® and ECOSAVR®, we believe our products are more effective and safer.  We maintain fair pricing equal to or lower than our competitors and protect our intellectual property carefully.  Our products are expected to maintain or increase market share in the competitive pool market.

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

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage that was paid in June 2008.  The building has been renovated and can be used for various industrial purposes.  It was operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs.  Aspartic acid made in Taber was then shipped to our plant in Illinois for finishing.  In February 2014 we suspended production of aspartic acid at our Taber plant. The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly. In particular, plant operating costs have risen and the price of aspartic acid derived from oil is less than forecast.  The future use of the facility has not been determined.

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

Research and Development

We spent $134,981 during the year ended December 31, 2014 and $123,772 during year ended December 31, 2013 on research and development.  This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2014 we had 28 employees, including one officer, ten sales and customer support personnel, and seventeen manufacturing personnel.  None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

We have in the past experienced operating losses and negative cash flow from operations and we currently have an accumulated deficit.  If our revenues do not increase, our results of operations and liquidity may be materially and adversely affected.  If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not be profitable.  Even if we become profitable in the future, we may not remain profitable.

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

The marketing efforts of our WATERSAVR® product may result in continued losses.  We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use.  This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product.  We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product.  We expect to spend $200,000 on the marketing and production of our WATERSAVR® product in fiscal 2015.

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

Revenues from shipments made outside of the United States accounted for approximately 75% of our revenues in the year ended December 31, 2014, 73% in the year ended December 31, 2013 and 73% in the year ended December 31, 2012.  Since we sell our products worldwide, our business is subject to risks associated with doing business internationally.  We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue.  Accordingly, our future results could be harmed by a variety of factors, including:

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

Third parties may seek to claim that our products and operations infringe on their patents or other intellectual property rights.  We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties.  In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the United States or abroad.

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

Item 1B.                      Unresolved Staff Comments.

Not applicable.

Item 2.                                Properties.

We lease 1,100sq.ft. in Victoria, British Columbia that is used for administration and sales at $1,121 per month, effective to October 2015.We also have a 4,171 sq. ft. facility in Bedford Park, Illinois which we use for offices and laboratories at a cost of $8,338 per month with a year to year lease.  We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada.  Our building in Taber has been renovated and can be used for various industrial purposes.  In February 2014, we decided to stop aspartic acid production at the Taber facility. The future use of the facility has not been determined.

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

Our common stock is traded on the NYSE MKT under the symbol “FSI”.  The following is the range of high and low closing prices for our common stock for the periods indicated:

Year Ended December 31, 2014	High	Low
First Quarter	$1.25	$0.61
Second Quarter	0.90	0.55
Third Quarter	1.94	0.62
Fourth Quarter	1.40	0.95

Year Ended December 31, 2013	High	Low
First Quarter	$1.52	$1.00
Second Quarter	1.22	0.71
Third Quarter	1.35	0.78
Fourth Quarter	1.16	0.76

As of December 31, 2014 we had approximately 1,900 shareholders.

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

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2013 and 2014.

As of March 31, 2015 we had 13,169,991 outstanding shares of common stock.  The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 15, 2015:

	Number of Shares	Note Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,285,000	A

A.           Options are exercisable at prices ranging from $1.00 to $2.45 per share.  See Item 11 of this report for more information concerning these options.

Item 6.                 Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Material changes in line items in our Statement of Operations for the year ended December 31, 2014 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	I	The addition of a new customer.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Wages	D	Reduced since the Taber plant is not in operation.
Office and miscellaneous	D	Reduced since the Taber plant is not in operation.
Consulting	D	Reduced since the Taber plant is not in operation.
Professional fess	D	Reduced litigation resulted in reduced professional fees.
Utilites	D	Reduced since the Taber plant is not in operation.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our BCPA product ;

●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and

●	drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2014 were:

Cash provided by operations	$1,061,198
Equipment purchases	(24,535)
Repayment of short term line of credit	(650,000)
Repayment of loans	(1,135,043)
Proceeds received from loan	1,005,967
Exchange rate changes	(78,158)

Our material sources and <uses> of cash during the year ended December 31, 2013 were:

Cash provided by operations	$479,959
Equipment purchases, primarily related to our new facility in Alberta, Canada	(235,565)
Borrowing from short term line of credit	195,000
Repayment of loans	(327,145)
Exchange rate changes	91,250
Other	2,721

In 2007, we began construction of a plant in Taber, AB, Canada.  The plant came on line during 2012 and we began depreciating the plant and related equipment effective January 2012.  This resulted in a significant increase in depreciation expense as shown on our statement of cash flows for the year ended December 31, 2012.

In February 2014 we suspended production of aspartic acid at our Taber plant.  The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly.  In particular, plant operating costs have risen and the price of aspartic acid derived from oil is less than forecast.

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

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2014 our working capital was $4,552,049 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $93,466 over the term of two leases, the last expiring on October 31, 2015.

Commitments in the next year is as follows:

2015	$ 93,466

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2015.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2014 and determined that the adoption of this recent accounting pronouncements will not have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                 Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada MNP LLP, Chartered Accountants
March 31, 2015

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
As at December 31
(U.S. Dollars)
	2014	2013

Assets

Current
Cash and cash equivalents	$747,517	$568,087
Accounts receivable (see Note 3)	2,322,373	2,012,115
Income tax receivable	-	281,202
Inventories (see Note 4)	3,467,438	3,061,536
Prepaid expenses	123,511	126,952
Total current assets	6,660,839	6,049,892

Property, equipment and leaseholds, net (see Note 5)	4,764,900	5,831,123
Patents (see Note 6)	137,404	168,868
Long term deposits (see Note 7)	4,425	4,781
Deferred tax asset (see Note 10)	2,667,286	2,700,506

Total Assets	$14,234,854	$14,755,170

Liabilities

Current
Accounts payable and accrued liabilities	$815,141	$570,476
Deferred revenue	44,593	13,550
Income taxes payable	140,842	-
Short term line of credit (Note 8)	750,000	1,400,000
Current portion of long term debt (see Note 9)	358,214	304,556
Total current liabilities	2,108,790	2,288,582
Long term debt (see Note 9)	754,475	993,274
Total liabilities	2,863,265	3,281,856

Stockholders’ Equity

Capital stock (see Note 13)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,169,991 (2013: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,227,121	16,135,953
Other comprehensive income	(267,552)	328,686
Accumulated Deficit	(4,601,150)	(5,004,495)

Total Stockholders’ Equity	11,371,589	11,473,314

Total Liabilities and Stockholders’ Equity	$14,234,854	$14,755,170

Commitments, Contingencies and Subsequent events                                                                                                                (See Notes 15, 16 and 17)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31
(U.S. Dollars)

	2014	2013

Sales	$15,907,849	$15,801,596
Cost of sales	10,767,624	11,271,200

Gross profit	5,140,225	4,530,396

Operating Expenses
Wages	1,560,440	1,795,564
Administrative salaries and benefits	782,856	801,087
Advertising and promotion	36,047	25,053
Investor relations and transfer agent fee	208,799	221,407
Office and miscellaneous	366,995	760,264
Insurance	299,545	290,224
Interest expense	94,890	109,199
Rent	169,461	191,423
Consulting	225,424	316,688
Professional fees	287,750	330,515
Travel	138,884	123,861
Telecommunications	31,046	31,457
Shipping	30,328	25,456
Research	134,981	123,772
Commissions	121,351	122,952
Bad debt expense	865	37,659
Currency exchange	(75,406)	(4,460)
Utilities	65,191	122,639

Total operating expenses	4,479,447	5,424,760

Operating income (loss)	660,778	(894,364)

Exclusive distributor fee	-	250,000
Write down of inventory	-	(81,174)
Gain on sale of equipment	-	2,057
Interest income	-	2,000
Income (loss) before income tax	660,778	(721,481)

Income taxes (Note 10)
Deferred income tax recovery	164,611	2,408,395
Income tax recovery (expense)	(422,044)	134,720

Net income for the year	$403,345	$1,821,634

Other comprehensive loss	(596,238)	(246,143)
Comprehensive income (loss)	(192,893)	1,575, 491

Income per share (basic and diluted) (Note 11)	$0.03	$0.14
Weighted average number of common shares (basic and diluted)	13,169,991	13,169,991

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31
(U.S. Dollars)

	2014	2013

Operating activities
Net income	$403,345	$1,821,634
Adjustments to reconcile net loss to net cash:
Stock based compensation	91,168	129,155
Write down of inventory	-	81,174
Depreciation	789,733	1,298,616
Deferred tax (recovery)	(164,611)	(2,408,395)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(341,439)	91,567
(Increase) Decrease in inventories	(441,490)	187,448
(Increase) Decrease in prepaid expenses	(1,441)	(4,223)
Increase (Decrease) in accounts payable	271,103	(91,512)
Increase (Decrease) in taxes payable	422,044	(327,200)
Increase (Decrease) deferred revenue	33,786	(298,305)

Cash provided by (used in) operating activities	1,602,198	479,959

Investing activities
Proceeds from disposal of long term deposits	-	2,721
Acquisition of equipment	(24,535)	(235,565)

Cash provided by (used in) investing activities	(24,535)	(232,844)

Financing activities
Proceeds (Repayment of) short term line of credit	(650,000)	195,000
Loan repayment	(1,135,043)	(327,145)
Proceeds received from loan	1,005,967

Cash provided by (used in) financing activities	(779,076)	(132,145)

Effect of exchange rate changes on cash	(79,157)	91,250

Inflow (outflow) of cash	179,430	206,220
Cash and cash equivalents, beginning	568,087	361,867

Cash and cash equivalents, ending	$747,517	$568,087

Supplemental disclosure of cash flow information:
Income taxes paid	-	204,480
Interest paid	96,220	110,194

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2014 and 2013
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity

Balance December 31, 2012	13,169,991	$13,170	$16,006,798	$(6,826,129)	$574,829	$9,768,668

Translation adjustment	—	—	—	—	(246,143)	(246,143)
Net loss	—	—	—	1,821,634	—	1,821,634

Comprehensive income	—	—	—	—	—	1,575,491

Stock-based compensation	—	—	129,155	—	—	129,155

Balance December 31, 2013	13,169,991	$13,170	$16,135,953	$(5,004,495)	$328,686	$11,473,314

Translation adjustment	—	—	—	—	(596,238)	(596,238)
Net income	—	—	—	403,345	—	403,345

Comprehensive income	—	—	—	—	—	(192,893)

Stock-based compensation	—	—	91,168	—	—	91,168

Balance December 31, 2014	13,169,991	$13,170	$16,227,121	$(4,601,150)	$(267,552)	$11,371,589

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
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

(f)           Foreign Currency.

The functional currency of three of the Company’s subsidiaries is the Canadian Dollar.  The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date.  Revenue and expense transactions are translated using average exchange rates prevailing during the year.  Translation adjustments arising on conversion of the Company's financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in the Statement of Comprehensive Income (Loss).

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2014 and 2013.

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

(m)           Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term line of credit were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

 (q)           Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,769,113 (76%) at December 31, 2014 (2013 - $1,473,682 or 73%).

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

(r)           Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”)and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A,“Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B,“Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued new guidance on the definition of a discontinued operation that requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The new guidance narrows the focus of discontinued operations to those components that are disposed of or classified as held-for-sale and that represent a strategic shift that has or will have a major impact on the entity’s operations or financial results. The guidance is effective prospectively for all disposals or components initially classified as held-for-sale in periods beginning on or after December 15, 2014. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

In August 2014, the FASB issued new guidance on determining when and how to disclose going -concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

3.           Accounts Receivable

	2014	2013

Accounts receivable	$2,363,492	$2,056,964
Allowances for doubtful accounts	(41,119)	(44,849)
	$2,322,373	$2,012,115

4.           Inventories

	2014	2013

Completed goods	$1,449,640	$1,527,563
Work in progress	1,216	34,702
Raw materials	2,016,582	1,499,271
	$3,467,438	$3,061,536

5.           Property, Equipment and Leaseholds

	2014	Accumulated	2014
	Cost	Depreciation	Net
Buildings	$5,065,433	$2,653,287	$2,412,146
Computer hardware	97,124	89,083	8,041
Furniture and fixtures	25,548	21,906	3,642
Office equipment	20,537	18,807	1,730
Manufacturing equipment	5,710,354	3,864,204	1,846,150
Trailer	14,882	13,444	1,438
Technology	117,758	64,767	52,991
Land	438,762	—	438,762
	$11,490,398	$6,725,498	$4,764,900

	2013	Accumulated	2013
	Cost	Depreciation	Net
Buildings	$5,233,147	$2,419,217	$2,813,930
Computer hardware	102,225	90,265	11,960
Furniture and fixtures	27,098	22,310	4,788
Office equipment	22,400	20,042	2,358
Manufacturing equipment	6,014,006	3,555,731	2,458,275
Trailer	16,233	13,992	2,241
Technology	128,442	51,377	77,065
Land	460,506	—	460,506
	$12,004,057	$6,172,934	$5,831,123

Amount of depreciation expense for 2014: $771,385 (2013: $1,279,255)

6.           Patents

	2014 Cost	Accumulated Amortization	2014 Net
Patents	$228,597	$91,193	$137,404

	2013 Cost	Accumulated Amortization	2013 Net
Patents	$249,284	$80,416	$168,868

Decrease in 2014 cost was due to currency conversion.  2014 cost in Canadian dollars - $265,102 (2013 - $265,102 in Canadian dollars).

Amount of depreciation for 2014: $18,348 (2013: $19,361).

Estimated depreciation expense over the next five years is as follows:

2015	$17,466
2016	17,466
2017	17,466
2018	17,466
2019	17,466

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2014	2013

Long term deposits	$4,425	$4,781

8.           Short-Term Line of Credit

In April 2014, the Company signed a new agreement with Harris Bank to replace the expiring credit line.  The revolving line of credit was decreased to an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  The loan has an annual interest rate of 3.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of December 31, 2014, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted to the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of December 31, 2014 were $750,000 (December 31, 2013 - $1,400,000).

9.           Long Term Debt

(a) Flexible Solutions Ltd. has received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$785,106) as of December 31, 2014 on an unsecured basis (2013 - CDN$910,801; US$856,335).  The balance owing at December 31, 2014 was $182,160 in Canadian funds (US$157,021).  The repayment schedule is as follows:

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

(c)           In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest.  This money was used to retire the AFSC debt and make the December 2014 payment on the AAFC loan. The balance owing at December 31, 2014 was US$955,668.

The Company has committed to the following repayments:

2015	$201,193
2016	$201,193
2017	$201,193
2018	$201,193
2019	$150,895

As of December 31, 2014, Company was in compliance with all loan covenants.

Continuity	2014	2013
Balance, January 1	$1,297,830	1,726,050
Plus: Proceeds from loans	1,005,967	-
Less: Payments on loan	982,973	307,833
Effect of exchange rate	(208,135)	(120,387)
Balance, December 31	$1,112,689	$1,297,830

Outstanding balance at December 31,	2014	2013
a) Long term debt - AAFC	$157,021	$342,534
b) Long term debt - AFSC	-	955,296
c) Long term debt - Harris	955,668	-
Long-term Debt	$1,112,689	$1,297,830
Less: current portion	(358,214)	(304,556)
	$754,475	$993,274

10.           Income Tax

The provision for income tax expense (benefit) is compromised of the following:

	2014	2013
Current tax, federal	$345,547	$(110,302)
Current tax, state	76,497	(24,418)
Current tax, foreign	-	-
Current tax, total	422,044	(134,720)

Deferred income tax, federal	(64,746)	(64,827)
Deferred income tax, state	(14,333)	(14,351)
Deferred income tax, foreign	(85,532)	(2,329,217)
Deferred income tax, total	(164,611)	(2,408,395)
Total	$257,433	$(2,543,115)

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	2014	2013
Income (loss) before taxes	660,780	(721,481)
US statutory tax rates	38.62%	38.62%
Expected income tax (recovery)	255,193	(278,635)
Non-deductible items	(162,602)	(396,793)
Change in estimates	(38,696)	(163,928)
Change in enacted tax rate	-	91,711
Option expired during the year	44,917	20,878
Functional currency adjustments	-	164,890
Foreign tax rate difference	172,818	365,377
Change in valuation allowance	(14,197)	(2,346,616)
Total income taxes (recovery)	257,433	(2,543,115)

Current income tax expenses (recovery)	422,044	(134,720)
Deferred tax expenses (recovery)	(164,611)	(2,408,395)
Total income taxes (recovery)	257,433	(2,543,115)

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2014 and 2013 are comprised of the following:

Canada	2014	2013
Non capital loss carryforwards	1,407,088	1,596,755
Patents	35,480	33,936
Fixed assets	780,396	698,526
Financial instruments	(6,045)	-
	2,216,919	2,329,217
Valuation Allowance	-	-
Net Deferred tax asset (liability)	2,216,919	2,329,217

USA
	2014	2013
Fixed Assets	429,631	348,517
Stock-Based Compensation	215,429	213,662
	645,060	580,178
Deferred tax asset not recognized	194,692	208,889
Net Deferred tax asset	450,368	371,289

The Company has non-operating loss carryforwards of approximately $5,628,353 (2013 - $6,387,020) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Loss
2026	579,274
2027	723,464
2028	648,253
2029	892,925
2030	932,550
2031	1,073,774
2032	702,139
2033	8,167
2034	67,807
Total	5,628,353

As at December 31, 2014, the Company has no net operating losses carryforward available for U.S. tax purposes.

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

As at December 31, 2014 and 2013, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

11.           Income (Loss) Per Share

We present both basic and diluted income (loss) per share on the face of our consolidated statements of operations. Basic and diluted income (loss) per share are calculated as follows:

	2014	2013

Net income	$403,345	$1,821,634
Weighted average common shares outstanding:
Basic and diluted	13,169,991	13,169,991
Net loss per common share:
Basic and Diluted	$0.03	$0.14

Certain stock options whose terms and conditions are described in Note 12, “Stock Options” could potentially dilute basic EPS (LPS) in the future, but were not included in the computation of diluted LPS because to do so would have been anti-dilutive.  Those anti-dilutive options are as follows.

	2014	2013

Anti-dilutive options	949,000	1,164,000

There were no preferred shares issued and outstanding during the years ended December 31, 2014 or 2013.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2014 and 2013:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2012	999,000	$1.50 - $2.45	$1.96
Granted	233,000	$1.21 – 1.50	$1.27
Cancelled or expired	(68,000)	$3.60	$3.60
Balance, December 31, 2013	1,164,000	$1.21 - $2.45	$1.73
Granted	227,000	$1.00 - 1.21	$1.01
Cancelled or expired	(265,000)	$1.00 – 2.25	$1.91
Balance, December 31, 2014	1,126,000	$1.00 – 2.45	$1.54
Exercisable, December 31, 2014	1,073,000	$1.00 – 2.45	$1.55

The weighted-average remaining contractual life of outstanding options is 1.9 years. The aggregate intrinsic value of options outstanding at December 31, 2014 is $23,660.

The fair value of each option grant is calculated using the following weighted average assumptions:

                                                                                                                    2014                                                  2013

Expected life – years                                                                  3.0                                                     3.0
Interest rate                                                                           0.78%                                     0.36 – 0.63%
Volatility                                                                                   58%                                            51 - 63%
Dividend yield                                                                          --%                                                     --%
Weighted average fair value of options granted$               0.36                                   $    0.36 - 0.38

During the year ended December 31, 2014, the Company granted 100,000 (2013 – 55,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $29,026 (2013 - $16,628).  Options granted in other years resulted in additional expenses of $13,375 (2013 – $20,597).  During the year ended December 31, 2014, employees were granted 127,000 (2013 – 178,000) stock options, which resulted in additional expenses of $25,223 (2013 – $56,975).  Options granted in other years resulted in additional expenses in the amount of $23,543 for employees during the year ended December 31, 2014 (2013 - $34,955).  No stock options were exercised during the year ended December 31, 2014.

As of December 31, 2014, there was approximately $7,940 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1 years.

13.           Capital Stock.

During the years ended December 31, 2014 and 2013, the Company did not issue any stock.

14.           Segmented, Significant Customer Information and Economic Dependency.

The Company operates in two segments:

(a)   Energy and water conservation products (as shown under the column heading “EWCP” below), which consists of a (i) liquid swimming pool blanket which saves energy and water by inhibiting evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blanket and which is designed to be used in still or slow moving drinking water sources.

(b)   Biodegradable polymers (“BCPA’s”), used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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

Year ended December 31, 2014:

	EWCP	BCPA	Consolidated

Revenue	$872,766	$15,035,083	$15,907,849
Interest expense	30,053	64,837	94,890
Depreciation	599,279	190,454	789,733
Income tax expense (recovery)	-	422,044	422,044
Segment profit (loss)	(1,499,350)	1,902695	403,345
Segment assets	3,332,463	1,569,841	4,902,304
Expenditures for segment assets	6,156	18,379	24,535

Year ended December 31, 2013:

	EWCP	BCPA

Revenue	$769,818	$15,031,778
Interest expense	49,539	59,660
Depreciation	1,079,256	219,360
Extraordinary items	-	250,000
Income tax expense (recovery)	-	(134,720)
Segment profit (loss)	(846,800)	2,668,434
Segment assets	4,258,075	1,741,916
Expenditures for segment assets	235,565	-

Sales by territory are shown below:

	2014	2013

Canada	$404,483	$563,221
United States and abroad	15,503,366	15,238,375
Total	$15,907,849	$15,801,596

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2014	2013

Canada	$3,331,879	$4,258,075
United States	1,570,424	1,741,916
Total	$4,902,304	$5,999,991

Three customers accounted for $10,216,470 (64%) of sales made in 2014 (2013 - $9,884,601 or 63%).

15.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $93,466 over the term of two leases, the last expiring on October 31, 2015.

Commitments in the next year is as follows:

2015	$ 93,466

16.           Contingencies.

None.

17.           Subsequent Events.

On January 1, 2015, the Company issued 99,000 stock options to employees and 60,000 stock options to consultants.  The strike price is $1.05, with a vesting date of December 31, 2015 and all expire December 31, 2019.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information.

None.

Item 10.                      Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	58	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	62	Director
Dale Friend	60	Director
Robert Helina	49	Director
Tom Fyles	63	Director

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

Dr. Robert N. O'Brien passed away on March 23, 2015.
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

Our Compensation Committee, consisting of John Bientjes, Dale Friend and Robert Helina, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program.  None of our officers participated in deliberations of the compensation committee concerning executive officer compensation.    During the year ended December 31, 2014, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

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

Robert Helina                        Corporate finance experience.

Dr. Thomas Fyles                 Scientific expertise.

Item 11.                      Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2014.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All OtherAnnual Compensation (5)	Total
Daniel B. O’Brien	2014	$624,950	--	--	$6,415	--	$631,365
President, Chief	2013	$625,468	--	--	$11,046	--	$636,514
Executive Officer and
Principal Financial and Accounting Officer

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid.  Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company.  The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2015 will again be twice the annual salary paid to the Company’s highest paid employee, excluding Mr. O’Brien.

Non-Qualified Stock Option Plan

In August 2014 we adopted a Non-Qualified Stock Option Plan which authorizes the issuance of up to 1,500,000 shares of our common stock to persons that exercise options granted pursuant to the Plan.  Our employees, directors and officers, and consultants or advisors are eligible to be granted options pursuant to the Non-Qualified Plan.

The Plan is administered by our Compensation Committee.  The Committee is vested with the authority to determine the number of shares issuable upon the exercise of the options, the exercise price and expiration date of the options, and when, and upon what conditions options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation.

As of December 31, 2014 we had not granted any options pursuant to the Non-Qualified Plan.

Stock Option Program

Prior to August 2014 we had a Stock Option Program which involved the issuance of options, from time to time, to our employees, directors, officers, consultants and advisors.  Options were granted by means of individual option agreements.  Each option agreement specified the shares issuable upon the exercise of the option, the exercise price, the expiration date and other terms and conditions of the option.

Options granted had terms of between one and five years after the date of grant and had exercise prices equal to the fair market value of a share of our common stock on the date of grant.

As a result of the adoption of our Non-Qualified Stock Option Plan in August 2014, all future options have been granted pursuant to the Non-Qualified Stock Option Plan.

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan and our Stock Option Program as of December 31, 2014, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	-	-	1,500,000
Stock Option Program	1,126,000	$1.54	Not Applicable
Total	1,126,000	$1.54	1,500,00

Our Non-Qualified Stock Option Plan and all grants made pursuant to our Stock Option Program have been approved by our shareholders.

As of December 31, 2014 options to purchase 1,126,000 shares of our common stock were outstanding under our Stock Option Program.  The exercise price of these options varies between $1.00 and $2.45 per share.  The options expire at various dates between April 16, 2015 and December 31, 2018.

The following tables show, during the fiscal year ended December 31, 2014, the options granted to the persons named below.  All options were granted pursuant to our Stock Option Program.

	Options Granted
			Exercise
		Options	Price Per
Name	Grant Date	Granted (#)	Share	Expiration Date

John Bientes	10/2/2014	5,000	$1.00	12/31/2018
Dale Friend	10/2/2014	5,000	$1.00	12/31/2018
Robert Helina	10/2/2014	5,000	$1.00	12/31/2018
Thomas Fyles	10/2/2014	5,000	$1.00	12/31/2018

    No options were exercised during the fiscal year ended December 31, 2014.
Director Compensation

We reimburse directors for any expenses incurred in attending board meetings.  We also compensate directors $2,000 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2014:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

Robert N. O’Brien	--	--	--
John H. Bientjes	$2,000	--	$1,812
Dale Friend	$2,000	--	$1,812
Robert Helina	$2,000	--	$1,812
Tom Fyles	$2,000	--	$1,812

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

The terms of outstanding options granted to our directors are shown below:

Name	Option Price	No. of Options	Expiration Date
John H. Bientjes	$1.50	5,000	January 1, 2016
John H. Bientjes	$2.22	5,000	January 1, 2017
John H. Bientjes	$1.21	5,000	December 31, 2017
John H. Bientjes	$1.00	5,000	December 31, 2018
Dale Friend	$1.50	5,000	January 1, 2016
Dale Friend	$2.22	5,000	January 1, 2017
Dale Friend	$1.21	5,000	December 31, 2017
Dale Friend	$1.00	5,000	December 31, 2018
Robert Helina	$2.45	5,000	September 22, 2016
Robert Helina	$2.22	5,000	January 1, 2017
Robert Helina	$1.21	5,000	December 31, 2017
Robert Helina	$1.00	5,000	December 31, 2018
Thomas Fyles	$1.21	5,000	December 31, 2017
Thomas Fyles	$1.00	5,000	December 31, 2018
Estate of Dr. Robert N. O'Brien	$1.50	30,000	January 1, 2016

Daniel B. O’Brien and Robert N. O'Brien were not compensated for serving as directors during 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 31, 2014 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	34.30%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

John Bientjes	40,000	0.30%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Dale Friend	25,000	0.20%
3009 E. Kent Ave.
Vancouver, BC
Canada V5S 4P6

Robert Helina	20,000	0.20%
Suite 262 505-8840 210TH Street
Langley, BC
Canada V1M 2Y2

Dr. Thomas Fyles	10,000	0.10%
Box 3065
Victoria, BC
Canada V8W 3V6

Estate of Dr. Robert N. O'Brien	1,805,000	13.7%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

All officers and directors
as a group (5 persons)	4,616,900	35.1%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 15, 2015, listed below.

Name	No. of Options	Exercise Price	Expiration Date

John Bientjes	5,000	$1.50	January 1, 2016
	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018

Dale Friend	5,000	$1.50	January 1, 2016
	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017
	5,000	$1.00	Decembe 31, 2018

Robert Helina	5,000	$2.45	September 22, 2016
	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018

Dr. Thomas Fyles	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018

Estate of Dr. Robert N. O'Brien	30,000	$1.50	January 1, 2016

Item 13.                 Certain Relationships and Related Transactions, Director Independence.

Our former director, Dr. Robert N. O’Brien, developed substantially all of our products relating to our energy and water conservation products and assigned the patent rights to these products to us.  We had no agreement with Dr. O’Brien requiring him to conduct any research and development activities for us.  Dr. O’Brien did not receive any salary or royalties from us for any research and development activities.  Dr. O’Brien passed away on March 23, 2015 and was the father of our Chief Executive Officer, Daniel B. O’Brien.

Item 14.	Principal Accountant Fees and Services.

MNP, LLP, Chartered Accountants, examined our financial statements for the year ended December 31, 2014 and 2013.

Audit Fees

MNP was paid $72,243 and $74,767 for the fiscal years ended December 31, 2014 and 2013, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Tax Fees

MNP was paid $4,527 and $2,573 for the fiscal years ended December 31, 2014 and 2013, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2013 and 2012.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2014 and 2013.

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

During the year ended December 31, 2014 our Audit Committee approved all of the fees paid to MNP.  Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence.  During the year ended December 31, 2014, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

Flexible Solutions International, Inc.

March 31, 2015	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 31, 2015
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 31, 2015
John H. Bientjes

/s/ Dale Friend	Director	March 31, 2015
Dale Friend

/s/ Robert T. Helina	Director	March 31, 2015
Robert T. Helina

/s/ Thomas Fyles	Director	March 31, 2015
Thomas Fyles