Form 10-Q
period 2015-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2015-05-15
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Class of Stock	No. Shares Outstanding	Date
Common	13,169,991	April 30, 2015

FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	4

(a) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.	4

(b) Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014.

(c) Unaudited Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014	5

(d) Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014.	6

(e) Notes to Unaudited Consolidated Financial Statements for the Three Months Ended March 31, 2015.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 4 Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 6. Exhibits.	24

SIGNATURES	25

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 2015
(U.S. Dollars)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current
Cash and cash equivalents	$776,934	$747,517
Accounts receivable (see Note 3)	3,114,825	2,322,373
Inventory (see Note 4)	3,446,651	3,467,438
Prepaid expenses	117,095	123,511
	7,455,505	6,660,839
Long Term
Property, plant and equipment (see Note 5)	4,319,449	4,764,900
Patents (see Note 6)	121,898	137,404
Long term deposits (see Note 7)	5,121	4,425
Deferred tax asset	2,458,518	2,667,286
Total Assets	$14,360,491	$14,234,854
Liabilities
Current
Accounts payable and accrued liabilities	$799,275	$815,141
Deferred revenue	40,843	44,593
Taxes payable	307,507	140,842
Line of credit (see Note 8)	775,000	750,000
Current portion of long term debt (see Note 9)	345,009	385,214
	2,267,634	2,108,790
Long Term
Loans	704,177	754,475
Total Liabilities	2,971,811	2,863,265

Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 (December 31, 2014: 13,169,991) common shares	13,170	13,170
Capital in excess of par value	16,244,716	16,227,121
Accumulated other comprehensive income (loss)	(772,321)	(267,552)
Deficit	(4,096,885)	(4,601,150)

Total Stockholders’ Equity	11,388,680	11,371,589

Total Liabilities and Stockholders’ Equity	$14,360,491	$14,234,854

Commitments (Note 13)

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2015	2014

Sales	$4,963,887	$3,812,981
Cost of sales	3,064,694	2,658,826

Gross profit	1,899,193	1,154,155

Operating expenses
Wages	390,742	420,203
Administrative salaries and benefits	187,525	198,950
Advertising and promotion	16,331	22,474
Investor relations and transfer agent fee	35,177	48,703
Office and miscellaneous	41,101	109,708
Insurance	74,418	75,043
Interest expense	17,346	26,832
Rent	32,426	49,963
Consulting	37,349	80,546
Professional fees	32,647	95,098
Travel	28,206	29,899
Telecommunications	8,160	7,027
Shipping	4,773	11,408
Research	22,700	44,522
Commissions	38,485	63,835
Currency exchange	(11,256)	(5,412)
Utilities	10,546	30,934
Total operating expenses	966,426	1,309,733

Income (loss) before other items and income tax	932,767	(155,578)
Interest income	2,962	-
Gain (loss) on sale on equipment	(26,867)	-

Income (loss) before income tax	908,862	(155,578)
Provision for income taxes	404,597	-
Net income (loss)	504,265	(155,578)

Other comprehensive income (loss)	(504,769)	(262,344)
Comprehensive income (loss)	(504)	(417,922)

Net income per share (basic)	$0.04	$(0.01)
Net income per share (diluted)	$0.04	$(0.01)
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,224,852	13,404,141

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$504,265	$(155,578)
Stock compensation expense	17,596	20,693
Depreciation and amortization	156,942	200,599
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(807,204)	(871,669)
(Increase) Decrease in inventory	(8,833)	86,287
(Increase) Decrease in prepaid expenses	2,510	(2,933)
Increase (Decrease) in accounts payable	(795)	218,637
Increase (Decrease) in taxes payable	166,665	-
Increase (Decrease) in deferred revenue	-	-

Cash provided by (used in) operating activities	31,146	(503,964)

Investing activities

Sale of equipment	29,028	-
Acquisition of property and equipment	-	(6,161)

Cash provided by (used in) investing activities	29,028	(6,161)

Financing activities
Short term line of credit	25,000	200,000
Loan Repayment	(50,298)	(31,804)

Cash provided by financing activities	(25,298)	168,196

Effect of exchange rate changes on cash	(5,459)	5,590

Inflow (outflow) of cash	29,417	(336,339)
Cash and cash equivalents, beginning	747,517	568,087

Cash and cash equivalents, ending	$776,934	$231,748

Supplemental disclosure of cash flow information:
Income taxes paid	$410,000	-
Interest paid	$17,346	$26,874

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015
(U.S. Dollars)

1.           Basis of Presentation.

These unaudited interim condensed consolidated financial statements include the accounts of Flexible Solutions International Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, and FS Biomass Inc.  All inter-company balances and transactions have been eliminated.  The company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

Flexible Solutions International Inc. and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water.  One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool.  Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation.  In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic.  TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries.  TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides.

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial  statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2014 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature,  necessary to present fairly the Company’s consolidated financial position at March 31, 2015, the consolidated results of operations for the three months ended March 31, 2015 and 2014, and the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(f)           Foreign Currency.

The functional currency of three of the Company’s subsidiaries is the Canadian Dollar.  The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date.  Revenue and expense transactions are translated using average exchange rates prevailing during the year.  Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in the Statement of Comprehensive Income (Loss).

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

(j)           Comprehensive Income (Loss).

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income (loss) is primarily comprised of unrealized foreign exchange gains and losses.

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2015.

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

(m)           Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term line of credit were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.  The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

(o)           Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

 (q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,712,916 (55%) at March 31, 2015 (December 31, 2014 - $1,769,114 or 76%).

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

In April 2014, the FASB issued new guidance on the definition of a discontinued operation that requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The new guidance narrows the focus of discontinued operations to those components that are disposed of or classified as held-for-sale and that represent a strategic shift that has or will have a major impact on the entity’s operations or financial results. The guidance is effective prospectively for all disposals or components initially classified as held-for-sale in periods beginning on or after December 15, 2014. Early adoption is permitted. Upon adoption, this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

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

              In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are
VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the amended guidance on its consolidated financial statements.

3.           Accounts Receivable

	March 31, 2015	December 31, 2014
Accounts receivable	$3,142,906	$2,363,492
Allowances for doubtful accounts	(28,081)	(41,119)
	$3,114,825	$2,322,373

4.           Inventory

	March 31, 2015	December 31, 2014
Completed goods	$1,459,907	$1,449,640
Work in progress	2,272	1,216
Raw materials	1,984,907	2,016,582
	$3,446,651	$3,467,438

5.Property, Plant & equipment

	March 31, 2015	Accumulated	March 31, 2015
	Cost	Depreciation	Net
Buildings	$4,909,966	$2,666,932	$2,243,034
Computer hardware	92,396	85,242	7,154
Furniture and fixtures	24,111	20,817	3,294
Office equipment	18,810	17,305	1,505
Manufacturing equipment	5,316,746	3,709,857	1,606,889
Trailer	13,631	12,412	1,219
Technology	107,854	70,105	37,749
Land	418,605	—	418,605
	$10,902,119	$6,582,670	$4,319,449

	December 31, 2014	Accumulated	December 31, 2014
	Cost	Depreciation	Net
Buildings	$5,065,433	$2,653,287	$2,412,146
Computer hardware	97,124	89,083	8,041
Furniture and fixtures	25,548	21,906	3,642
Office equipment	20,537	18,807	1,730
Manufacturing equipment	5,710,354	3,864,204	1,846,150
Trailer	14,882	13,444	1,438
Technology	117,758	64,767	52,991
Land	438,762	-	438,762
	$11,490,398	$6,725,498	$4,764,900

Amount of depreciation expense for three months ended March 31, 2015: $152,861 (2014: $196,009).

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2015 Cost	Accumulated Amortization	March 31, 2015 Net
Patents	$209,421	$87,523	$121,898

	December 31, 2014 Cost	Accumulated Amortization	December 31, 2014 Net
Patents	$228,597	$91,193	$137,404

Decrease in 2015 cost was due to currency conversion.  The 2015 cost in Canadian dollars - $265,102 (2014 - $265,102 in Canadian dollars).

Amount of amortization for 2015 - $4,081 (2014 - $4,590)

Estimated amortization expense over the next five years is as follows:

2015	$16,326
2016	16,326
2017	16,326
2018	16,326
2019	16,326

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2015	December 31, 2014

Long term deposits	$5,121	$4,425

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

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of March 31, 2015, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of March 31, 2015 were $775,000 (December 31, 2014 - $750,000) and there were no amounts outstanding on the secured loan.

9.           Long Term Debt

(a) Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds,  the Company had borrowed $910,801in Canadian funds (US$719,077) as of March 31, 2015 on an unsecured basis (December 31, 2014 – CDN$910,801; US$785,106).  The balance owing at March 31, 2015 was $182,160 in Canadian funds (US$143,816); (December 31, 2014 - $182,160CDN; US$157,021).  The repayment schedule is as follows:

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

(c)           In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest.  This money was used to retire the AFSC debt and make the December 2014 payment on the AAFC loan.  The balance owing at March 31, 2015 was $905,370 (December 31, 2014 - US$955,668).

The Company has committed to the following repayments:

2015	$150,896
2016	$201,193
2017	$201,193
2018	$201,193
2019	$150,895

As of March 31, 2015, Company was in compliance with all loan covenants.

Continuity	March 31, 2015	December 31, 2014
Balance, beginning of period	$1,112,689	1,297,830
Plus: Proceeds from loans	-	1,005,967
Less: Payments on loan	50,298	982,973
Effect of exchange rate	(13,205)	(208,135)
Balance, end of period	$1,049,186	$1,112,689

Outstanding balance at:
a) Long term debt – AAFC	$143,816	$157,021
b) Long term debt – AFSC	-	-
c) Long term debt – Harris	905,370	955,668
Long term debt	$1,049,186	$1,112,689
Less: current portion	(345,009)	(358,214)
Balance	$704,177	$754,475

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

The Company may issue stock options to provide incentives to directors, key employees and other persons who contribute to the success of the Company.  The exercise price of all incentive options are issued for not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014 and the three month period ended March 31, 2015:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2013	1,164,000	$1.21 – 2.45	$1.73
Granted	227,000	$1.00 – 1.21	$1.01
Cancelled or expired	(265,000)	$1.00 – 2.25	$1.91
Balance, December 31, 2014	1,126,000	$1.00 – 2.45	$1.54
Granted	159,000	$1.05	$1.05
Cancelled or expired	(59,000)	$1.00 - 2.22	$1.55
Balance, March 31, 2015	1,226,000	$1.00 – 2.45	$1.48
Exercisable, March 31, 2015	1,014,000	$1.00 – 2.45	$1.54

The fair value of each option grant is calculated using the following weighted average assumptions:

	2015	2014
Expected life – years	3.0	3.0
Interest rate	1.07%	0.78%
Volatility	61%	58%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.49	$0.36

During the three months ended March 31, 2015 the Company granted 60,000 options to consultants that resulted in $5,891 in expenses this quarter.  During the same period, 99,000 options were granted to employees, resulting in $9,720 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $837 for consultants and $1,148 for employees during the quarter ended March 31, 2015.  No stock options were exercised during the period.

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

As of March 31, 2015, there was approximately $52,787 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of .75 years.

11.           Capital Stock.

There was no stock activity for the period ended March 31, 2015.

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

(b)   Biodegradable polymers and chemical additives used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping (as shown under the column heading “BPCA” below).  These chemical additives are also manufactured for use in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

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

Three months ended March 31, 2015:

	EWCP	BPCA	Total
Revenue	$238,402	$4,725,485	$4,963,887
Interest revenue	-	2,962	2,962
Interest expense	2	17,344	17,346
Depreciation and amortization	112,468	44,474	156,942
Segment profit (loss)	(311,737)	816,001	504,264
Segment assets	2,797,532	1,643,815	4,441,347
Expenditures for segment assets	29,028	-	29,028

Three months ended March 31, 2014:

	EWCP	BPCA	Total
Revenue	$205,597	$3,607,384	$3,812,981
Interest revenue	-	-	-
Interest expense	11,081	15,651	26,832
Depreciation and amortization	153,445	47,154	200,599
Segment profit (loss)	(579,191)	423,613	(155,578)
Segment assets	3,949,829	1,694,762	5,644,591
Expenditures for segment assets	(6,161)	-	(6,161)

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Canada	$39,846	$64,493
United States and abroad	4,924,041	3,748,488
Total	$4,963,887	$3,812,981

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	March 31, 2015	December 31, 2014
Canada	$2,796,949	$3,331,879
United States	1,644,398	1,570,424
Total	$4,441,347	$4,902,304

 Three customers accounted for $2,971,579 (60%) of sales during the three month period ended March 31, 2015 (2014 - $2,134,689 or 56%).  Three customers accounted for $1,712,916 of accounts receivable (55%) at March 31, 2015 (December 31, 2014 – $1,796,114 or 76%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $64,524 over the term of two leases, the last expiring on October 31, 2015.

Commitments during 2015 are approximately as follows:

2015	$64,528

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2015 compared to the same period in the prior year are discussed below:

Three Months Ended March 31, 2015

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	I	The addition of new customers.
BPCA products	I	Increased uptake from new and existing customers and new agriculture products.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Office and miscellaneous	D	Reduced since the Taber plant is not in operation.
Consulting	D	Reduced since the Taber plant is not in operation.
Professional fess	D	Reduced litigation resulted in reduced professional fees.

Item	Increase (I) or Decrease (D)	Reason
Research	D	Costs for the prior period were associated with research into and regulatory compliance for new nitrogen conservation product.
Commissions	D	Commissioned sales decreased against uncommissioned sales.
Utilites	D	Reduced since the Taber plant is not in operation.

Three customers accounted for 60% of the Company’s sales during the three months ended March 31, 2015 (2014 - 56%).  The amount of revenue (all from the sale of BCPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2015	2014

Company A	$1,084,864	$1,007,541
Company B	$1,192,301	$830,025
Company C	$694,414	-
Company D	-	$297,123

Customers with balances greater than 10% of our receivables as of March 31, 2015 and 2014 are shown below:

	March 31,
	2015	2014
Company A	662,083	653,547
Company B	544,456	530,282
Company C	506,377	-
Company D	-	216,619	*

* less than 10%

In 2007, we began construction of a plant in Taber, AB, Canada.  The plant came online during 2012 and we began depreciating the plant and related equipment effective January 2012.

The plant was designed to manufacture aspartic acid which is the major component of TPAS.  Previously, we bought aspartic acid from China where the base raw material is oil.  The plant used sugar as the base raw material.  We believed that using aspartic acid manufactured from sugar would reduce our raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2015 and 2014 are shown below:

	2015	2014

Cash provided (used) by operations	31,146	(503,964)
Construction of plant in Taber, AB	-	(6,161)
Sale of equipment	29,028	-
Repayment of loans	(50,298)	(31,804)
Borrowings from line of credit	25,000	200,000
Changes in exchange rates	(5,459)	5,590

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of March 31, 2015 working capital was $5,187,871 (December 31, 2014 - $4,552,049) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $64,524 over the term of two leases, the last expiring on October 30, 2015.

Commitments during 2015 are approximately as follows:

2015	$64,524

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2015.

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

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives.  Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2015.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

May 15, 2015	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Principal Executive Officer

/s/ Daniel B. O’Brien
Daniel B. O’Brien
Principal Financial and Accounting Officer