Form 10-Q
period 2015-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2015-08-14
CIK 1069394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Class of Stock                                           No. Shares Outstanding                                                Date
Common                                                     13,177,991                                                                        August 1, 2015

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements.	4

	(a) Unaudited Interim Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.	4

	(b) Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2015 and 2014.	5

	(c) Unaudited Interim Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2015 and 2014.	6

	(d) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014.	7

	(e) Notes to Unaudited Interim Consolidated Financial Statements for the Period Ended June 30, 2015.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	21

Item 4.	Controls and Procedures.	25

PART II.	OTHER INFORMATION	25

Item 6.	Exhibits.	25

SIGNATURES		26

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

PART I                      FINANCIAL INFORMATION
Item 1.                                Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Current
Cash and cash equivalents	$1,125,605	$747,517
Accounts receivable (Note 3)	2,203,179	2,322,373
Inventory (Note 4)	3,622,137	3,467,438
Prepaid expenses	304,030	123,511
	7,254,951	6,660,839

Property, equipment and leaseholds (Note 5)	4,213,172	4,764,900
Patents (Note 6)	119,548	137,404
Long term deposits (Note 7)	5,186	4,425
Deferred tax asset	2,486,751	2,667,286
	$14,079,608	$14,234,854
Liabilities
Current
Accounts payable and accrued liabilities	$286,341	$815,141
Deferred revenue	138,454	44,593
Taxes payable	450,613	140,842
Short term line of credit (Note 8)	400,000	750,000
Current portion of long term debt (Note 9)	347,031	358,214
	1,622,439	2,108,790
Long Term
Loans (Note 9)	653,878	754,475
	$2,276,317	$2,863,265
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,169,991 common shares at June 30, 2015 and December 31, 2014	13,170	13,170
Capital in excess of par value	16,262,312	16,227,121
Other comprehensive income	(693,978)	(267,552)
Deficit	(3,778,213)	(4,601,150)

Total Stockholders’ Equity	11,803,291	11,371,589

Total Liabilities and Stockholders’ Equity	$14,079,608	$14,234,854

Commitments (Note 13)
-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015 and 2014
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2015	2014

Sales	$3,900,922	$4,286,731
Cost of sales	2,273,992	2,732,022

Gross profit	1,626,930	1,554,709

Operating expenses
Wages	405,418	381,913
Administrative salaries and benefits	187,103	199,659
Advertising and promotion	9,620	5,476
Investor relations and transfer agent fee	42,922	54,494
Office and miscellaneous	72,492	62,586
Insurance	70,237	71,874
Interest expense	14,831	25,940
Rent	31,940	50,562
Consulting	29,844	58,357
Professional fees	61,819	53,557
Travel	29,221	24,763
Telecommunications	8,369	8,158
Shipping	4,996	6,459
Research	15,710	32,020
Commissions	32,460	6,843
Currency exchange	339	1,263
Utilities	4,451	12,323

Total operating expenses	1,021,772	1,056,247

Income (loss) before other items and income tax	605,158	498,462
Gain (loss) on sale of equipment	(18,382)	-
Interest income	1	-
Income (loss) before income tax	586,777	498,462

Provision for income taxes	268,106	98,709
Net income (loss)	318,671	399,753

Other comprehensive income (loss)	78,343	190,976
Comprehensive income (loss)	397,014	590,729

Net income (loss) per share ( basic and diluted)	$0.02	$0.03
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,427,466	13,169,991

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREPHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2015 and 2014
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2015	2014

Sales	$8,864,809	$8,099,712
Cost of sales	5,338,686	5,390,848

Gross profit	3,526,123	2,708,864

Operating expenses
Wages	796,160	802,116
Administrative salaries and benefits	374,378	398,609
Advertising and promotion	25,951	27,950
Investor relations and transfer agent fee	78,099	103,197
Office and miscellaneous	113,593	172,294
Insurance	144,655	146,917
Interest expense	32,177	52,772
Rent	64,366	100,525
Consulting	67,193	138,903
Professional fees	94,466	148,655
Travel	57,427	54,662
Telecommunications	16,529	15,185
Shipping	9,769	17,867
Research	38,410	76,542
Commissions	70,945	70,678
Currency exchange	(10,917)	(4,149)
Utilities	14,997	43,257
	1,988,198	2,365,980

Income (loss) before other items and income tax	1,537,925	342,884
Gain (loss) on sale of equipment	(45,249)	-
Interest income	2,963	-
Income (loss) before income tax	1,495,639	342,884

Provision for income taxes	672,703	98,709
Net income (loss)	822,936	244,175

Other comprehensive income (loss)	(426,426)	(71,368)
Comprehensive income (loss)	$396,510	$172,807

Net income (loss) per share (basic and diluted)	$0.06	$0.01
Weighted average number of common shares (basic)	13,169,991	13,169,991
Weighted average number of common shares (diluted)	13,320,109	13,169,991

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net income (loss)	$822,936	$244,175
Stock compensation expense	35,191	41,385
Depreciation and amortization	285,177	325,886
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	109,028	(251,758)
(Increase) Decrease in inventory	(180,186)	39,413
(Increase) Decrease in prepaid expenses	(183,749)	22,561
(Increase) Decrease in deferred tax assets	-	98,709
Increase (Decrease) in accounts payable	(516,939)	(101,586)
Increase (Decrease) in taxes payable	309,771	-
Increase (Decrease) in deferred revenue	98,128	(6,848)

Cash provided by (used in) operating activities	779,357	411,937

Investing activities
Acquisition of property and equipment	51,901	(16,190)

Cash provided by (used in) investing activities	51,901	(16,190)

Financing activities
Short term line of credit (repayment)	(350,000)	(400,000)
Repayments of loans	(100,597)	(64,393)

Cash provided (used) by financing activities	(450,597)	(464,393)

Effect of exchange rate changes on cash	(2,573)	(3,510)

Inflow (outflow) of cash	378,088	(72,156)
Cash and cash equivalents, beginning	747,517	568,087

Cash and cash equivalents, ending	$1,125,605	$495,931

Supplemental disclosure of cash flow information:
Income taxes paid	$535,000	$-
Interest paid	$32,177	$55,103

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2015
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2015, the consolidated results of operations for the three and six months ended June 30, 2015 and 2014, and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(b)           Inventories and Cost of Sales

The Company has three major classes of inventory:  finished goods, work in progress and raw materials.  In all classes, inventory is valued at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  Cost of sales includes all expenditures incurred in bringing the goods to the point of sale.  Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2015.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments

(o)           Contingencies

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)               Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,355,377 (61%) at June 30, 2015 (December 31, 2014 - $1,769,114 or 76%).

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

3.           Accounts Receivable

	June 30, 2015	December 31, 2014
Accounts receivable	$2,221,893	$2,363,492
Allowances for doubtful accounts	(18,714)	(41,119)
	$2,203,179	$2,322,373

4.           Inventory

	June 30, 2015	December 31, 2014
Completed goods	$1,637,426	$1,449,640
Works in progress	124,118	1,216
Raw materials	1,860,593	2,016,582
	$3,622,137	$3,467,438

5.           Property, Plant & equipment

	June 30, 2015	Accumulated	June 30, 2015
	Cost	Depreciation	Net
Buildings	$4,933,770	$2,716,160	$2,217,610
Computer hardware	93,120	86,506	6,614
Furniture and fixtures	24,331	21,187	3,144
Office equipment	19,074	17,628	1,446
Manufacturing equipment	5,305,047	3,810,727	1,494,320
Trailer	13,822	12,687	1,135
Boat	34,400	-	34,400
Technology	109,371	76,560	32,811
Land	421,692	-	421,692
	$10,954,627	$6,741,455	$4,213,172

	December 31, 2014	Accumulated	December 31, 2014
	Cost	Depreciation	Net
Buildings	$5,065,433	$2,653,287	$2,412,146
Computer hardware	97,124	89,083	8,041
Furniture and fixtures	25,548	21,906	3,642
Office equipment	20,537	18,807	1,730
Manufacturing equipment	5,710,354	3,864,204	1,846,150
Trailer	14,882	13,444	1,438
Technology	117,758	64,767	52,991
Land	438,762	-	438,762
	$11,490,398	$6,725,498	$4,764,900

Amount of depreciation expense for the six months ended June 30, 2015: $276,975 (2014: $316,649).

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	June 30, 2015 Cost	Accumulated Amortization	June 30, 2015 Net
Patents	$212,357	$92,809	$119,548

	December 31, 2014 Cost	Accumulated Amortization	December 31, 2014 Net
Patents	$228,597	$91,193	$137,404

Decrease in 2015 cost was due to currency conversion.  June 30, 2015 cost in Canadian dollars - $265,102 (December 31, 2014 - $265,102 in Canadian dollars).

Amount of amortization for the six months ended June 30, 2015 - $8,202 (2014 - $9,237)

Estimated amortization expense over the next five years is as follows:

2015	$ 16,404
2016	16,404
2017	16,404
2018	16,404
2019	16,404

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2015	December 31, 2014
Long term deposits	$5,186	$4,425

8.           Short-Term Line of Credit

In April 2015, the Company signed a new agreement with Harris Bank to renew the expiring credit line.  The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  The loan has an annual interest rate of 3.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of June 30, 2015, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of June 30, 2015 were $400,000 (December 31, 2014 - $750,000).

9.           Long Term Debt

(a)           Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801in Canadian funds (US$729,187) as of June 30, 2015 on an unsecured basis (December 31, 2014 – CDN$910,801; US$785,106).  The balance owing at June 30, 2015 was $182,160 in Canadian funds (US$145,837); (December 31, 2014 - $182,160CDN; US$157,021).  The repayment schedule is as follows:

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

(c)           In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with

Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest.  This money was used to retire the AFSC debt and make the December 2014 payment on the AAFC loan.  The balance owing at June 30, 2015 was $855,072 (December 31, 2014 - US$955,668).

The Company has committed to the following repayments:

2015	$ 100,597
2016	$ 201,193
2017	$ 201,193
2018	$ 201,193
2019	$ 150,895

As of June 30, 2015 the Company was in compliance with all loan covenants.

	June 30, 2015	December 31, 2014
Continuity
Balance, beginning of period	$1,112,689	1,297,830
Plus: Proceeds from loans	-	1,005,967
Less: Payments on loan	(100,597)	(982,973)
Effect of exchange rate	(11,183)	(208,135)
Balance, end of period	$1,000,909	$1,112,689

Outstanding balance at:
a) Long term debt – AAFC	$145,837	$157,021
b) Long term debt – AFSC	-	-
c) Long term debt - Harris	855,072	955,668
Long term debt	$1,000,909	$1,112,689
Less: current portion	(347,031)	(358,214)
Balance	$653,878	$754,475

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014 and the six month period ended June 30, 2015:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2013	1,164,000	$1.21 – 2.45	$1.73
Granted	227,000	$1.00 – 1.21	$1.01
Cancelled or expired	(265,000)	$1.00 – 2.25	$1.91
Balance, December 31, 2014	1,126,000	$1.00 – 2.45	$1.54
Granted	159,000	$1.05	$1.05
Cancelled or expired	(236,000)	$1.00 - 2.22	$1.73
Balance, June 30, 2015	1,049,000	$1.00 – 2.45	$1.43
Exercisable, June 30, 2015	837,000	$1.00 – 2.45	$1.49

The fair value of each option grant is calculated using the following weighted average assumptions:

	2015	2014
Expected life – years	3.0	3.0
Interest rate	1.07%	0.78%
Volatility	61%	58%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.49	$0.36

During the six months ended June 30, 2015 the Company granted 60,000 options to consultants that resulted in $11,782 in expenses this quarter.  During the same period, 99,000 options were granted to employees, resulting in $19,440 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $1,674 for consultants and $2,295 for employees during the quarter ended June 30, 2015.  No stock options were exercised during the period.

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

As of June 30, 2015, there was approximately $35,191 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of .5 years.

The aggregate intrinsic value of vested stock options outstanding at June 30, 2015 is $478,730.

11.           Capital Stock.

There was no stock activity for the six months ended June 30, 2015.

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

(b)   Biodegradable polymers and chemical additives used within the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping (as shown under the column heading “BPCA” below).  These chemical additives can also be used in laundry and dish detergents, as well as in products to reduce levels of insecticides, herbicides and fungicides.

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

Six months ended June 30, 2015:
	EWCP	BPCA	Total
Revenue	$446,002	$8,418,807	$8,864,809
Interest revenue	1	2,962	2,963
Interest expense	1	32,176	32,177
Depreciation and amortization	193,819	91,358	285,177
Segment profit (loss)	(589,560)	1,412,496	822,936
Segment assets	2,653,187	1,679,533	4,332,720
Expenditures for segment assets	252,951	(201,050)	51,901

Six months ended June 30, 2014:
	EWCP	BPCA	Total
Revenue	$358,703	$7,741,009	$8,099,712
Interest revenue	0	0	0
Interest expense	22,010	30,762	52,772
Depreciation and amortization	231,328	94,558	325,886
Segment profit (loss)	(930,663)	1,174,838	244,175
Segment assets	4,012,578	1,657,349	5,669,927
Expenditures for segment assets	6,199	9,991	16,190

The sales generated in the United States and Canada are as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Canada	$270,775	$332,248
United States and abroad	8,594,034	7,767,464
Total	$8,864,809	$8,099,712

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	June 30, 2015	December 31, 2014
Canada	$2,652,604	$3,331,879
United States	1,680,116	1,570,424
Total	$4,332,720	$4,902,304

 Three customers accounted for $5,373,518 (61%) of sales during the six months ended June 30, 2015 (2014 - $5,032,361 or 62%).  Three customers accounted for $1,355,377 of accounts receivable (62%) at June 30, 2015 (December 31, 2014 – $1,796,114 or 76%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $36,431 over the term of two leases, the last expiring on October 31, 2015.

Commitments in each of the next two years are approximately as follows:

2015	$36,431

14.           Subsequent Events

The Company issued 8,000 shares upon the exercise of employee stock options in July 2015.

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

Material changes in the Company’s Statement of Operations for the three and six months ended June 30, 2015 are discussed below:

Six Months ended June 30, 2015

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	I	The addition of new customers.

Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Office and miscellaneous	D	Reduced since the Taber plant is no longer operational.
Rent	D	Head office moved to a smaller place, resulting in reduced rent.

Consulting	D	Reduced since Taber plant no longer in operation.

Professional fess	D	Termination of litigation resulted in reduced professional fees.

Research	D	Costs for the prior period were associated with research into and regulatory compliance for new nitrogen conservation product.

Utilities	D	Reduced since Taber plant is no longer in operation.

Three months ended June 30, 2015

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	I	The addition of new customers.

BPCA products	D	Q1 2015 Agriculture sales were much higher than the prior year. This increase was followed by a year over year decrease in Q2 2015, indicating that Q1 sales pulled revenue from Q2.

Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Interest	D	Reduction in amount borrowed reduced interest costs.

Consulting	D	Reduced since the Taber plant no longer in operation.

Research	D	Costs for the prior period were associated with research into and regulatory compliance for new nitrogen conservation product.

Commissions	I	Commissionable sales increased against uncommissionable sales.

Utilities	D	Reduced since Taber plant is no longer in operation.

Three customers accounting for 62% of our sales during the three months ended June 30, 2014 (2014 – 69%) and 61% of our sales during the six months ended June 30, 2014 (2014 – 62%) .  The amount of revenue (all from the sale of BPCA products) attributable to each customer is shown below.

	Three months ended June 30,		Six months ended June 30,
Customer	2015	2014	2015	2014

A	$1,226,031	$1,116,417	$2,310,896	$2,123,958
B	$975,519	$1,248,017	$2,167,821	$2,114,042
C	-	$546,105	$894,801	$794,361
D	$213,159	-	-	-

Customers with balances greater than 10% of our receivables as of June 30, 2015 and 2014 are shown below:

	June 30,
	2015	2014
Company A	885,839	767,189
Company B	327,674	782,499

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

In February 2014, we suspended production of aspartic acid at our Taber plant.  The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly.  In particular, plant operating costs increased and the price of aspartic acid derived from oil was less than forecast.

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2015 and 2014 are shown below:

	2015	2014
Cash provided by (used by) operations	779,357	411,937
Sale/purchases of equipment	51,901	(16,190)
Advances from (repayments of) short term line of credit	(350,000)	(400,000)
Repayment of loans	(100,597)	(64,393)
Changes in exchange rates	(2,573)	(3,510)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of June 30, 2015 working capital was $5,632,512 (December 31, 2014 - $4,552,049) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $36,431 over the term of two leases, the last expiring on October 31, 2015.

Commitments in each of the next two years are approximately as follows:

2015	$36,431

Other than as disclosed above, the Company does not anticipate any capital requirements during the remainder of 2015.

Other than as disclosed above, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, its liquidity increasing or decreasing in any material way.

Other than as disclosed above, the Company does not know of any significant changes in its expected sources and uses of cash.

The Company does not have any commitments or arrangements from any person to provide it with any equity capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2015.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2015

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
Principal Financial and Accounting Officer