Form 10-Q
period 2015-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2015-11-13
CIK 1069394

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

                      Yes ____X_____                                                                No __________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                      Yes ___X______                                                                No __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                     Yes ________                                                                       No ____X_____

Class of Stock	No. Shares Outstanding	Date
Common	13,177,991	November 1, 2015

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

(a) Unaudited Interim Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

(b) Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2015 and 2014.

(c) Unaudited Interim Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2015 and 2014.

(d) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014.

(e) Notes to Unaudited Interim Condensed Consolidated Financial Statements for the Period Ended September 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 4.	Controls and Procedures.

PART II.	OTHER INFORMATION

Item 6.	Exhibits.

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

PART I                      FINANCIAL INFORMATION

Item 1.                       Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars -- Unaudited)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current
Cash and cash equivalents	$1,683,971	$747,517
Accounts receivable (Note 3)	2,051,982	2,322,373
Inventory (Note 4)	3,111,565	3,467,438
Prepaid expenses	324,927	123,511
	7,172,445	6,660,839

Property, equipment and leaseholds (Note 5)	3,916,820	4,764,900
Patents (Note 6)	108,129	137,404
Long term deposits (Note 7)	10,326	4,425
Deferred tax asset	2,356,266	2,667,286
	$13,563,986	$14,234,854
Liabilities
Current
Accounts payable and accrued liabilities	$336,846	$815,141
Deferred revenue	41,952	44,593
Taxes payable	278,267	140,842
Short term line of credit (Note 8)	250,000	750,000
Current portion of long term debt (Note 9)	337,686	358,214
	1,244,751	2,108,790
Long Term
Loans (Note 9)	603,580	754,475
	$1,848,331	$2,863,265
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
13,177,991 common shares at September 30, 2015 (13,169,991 at December 31, 2014)	13,178	13,170
Capital in excess of par value	16,287,899	16,227,121
Other comprehensive income	(1,044,411)	(267,552)
Deficit	(3,541,011)	(4,601,150)

Total Stockholders’ Equity	11,715,655	11,371,589

Total Liabilities and Stockholders’ Equity	$13,563,986	$14,234,854

Commitments and contingencies (Note 13)

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2015 and 2014
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2015	2014
Sales	$3,303,216	$3,850,514
Cost of sales	2,094,258	2,524,026

Gross profit	1,208,958	1,326,488

Operating expenses
Wages	368,861	356,021
Administrative salaries and benefits	172,607	199,281
Advertising and promotion	4,082	4,293
Investor relations and transfer agent fee	21,879	63,886
Office and miscellaneous	94,211	131,032
Insurance	73,695	76,840
Interest expense	11,867	19,686
Rent	31,748	37,529
Consulting	38,689	75,651
Professional fees	35,459	53,020
Travel	29,497	52,225
Telecommunications	7,442	7,885
Shipping	4,938	5,210
Research	28,572	23,309
Commissions	2,585	42,790
Currency exchange	(36,807)	(16,839)
Utilities	4,777	8,631

Total operating expenses	894,102	1,140,450

Income (loss) before other items and income tax	314,856	186,038
Interest income	-	-
Income (loss) before income tax	314,856	186,038

Provision for income taxes	77,654	8,810
Net income (loss)	237,202	177,228

Other comprehensive income (loss)	(350,433)	(290,156)
Comprehensive income (loss)	(113,231)	(112,928)

Net income (loss) per share (basic and diluted)	$0.02	$0.01
Weighted average number of common shares - basic	13,177,208	13,169,991
Weighted average number of common shares – diluted	13,220,047	13,220,797

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2015 and 2014
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2015	2014

Sales	$12,168,025	$11,950,226
Cost of sales	7,432,944	7,914,874

Gross profit	4,735,081	4,035,352

Operating expenses
Wages	1,165,021	1,158,137
Administrative salaries and benefits	546,985	597,890
Advertising and promotion	30,033	32,243
Investor relations and transfer agent fee	99,978	167,083
Office and miscellaneous	207,803	303,326
Insurance	218,350	223,757
Interest expense	44,044	72,458
Rent	96,114	138,054
Consulting	105,882	214,554
Professional fees	129,925	201,675
Travel	86,924	106,887
Telecommunications	23,971	23,070
Shipping	14,707	23,077
Research	66,982	99,851
Commissions	73,530	113,468
Currency exchange	(47,724)	(20,988)
Utilities	19,774	51,888
	2,882,299	3,506,430

Income (loss) before other items and income tax	1,852,782	528,922
Gain (loss) on sale of equipment	(45,249)	-
Interest income	2,963	- -
Income (loss) before income tax	1,810,496	528,922

Provision for income taxes	750,357	107,519
Net income (loss)	1,060,139	421,403

Other comprehensive income (loss)	(776,859)	(361,524)
Comprehensive income (loss)	283,280	59,879

Net income (loss) per share (basic and diluted)	$0.08	$0.03
Weighted average number of common shares - basic	13,172,423	13,169,991
Weighted average number of common shares – diluted	13,284,267	13,169,991

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating activities
Net income (loss)	$1,060,139	$421,403
Stock compensation expense	52,787	68,273
Depreciation	430,347	426,649
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	249,171	(820,375)
(Increase) Decrease in inventory	311,450	(232,604)
(Increase) Decrease in prepaid expenses	(208,917)	(25,981)
(Increase) Decrease in deferred tax assets	-	107,519
Increase (Decrease) in accounts payable	(454,802)	(31,353)
Increase (Decrease) in taxes payable	137,425	-
Increase (Decrease) in deferred revenue	(2,641)	(6,865)

Cash provided by (used in) operating activities	1,574,959	(93,334)

Investing activities
Long term deposits	(5,440)	-
Sale (purchase) of property and equipment	41,432	(24,594)

Cash provided by (used in) investing activities	35,992	(24,594)

Financing activities
Short term line of credit	(500,000)	(50,000)
Loan repayment	(150,895)	(1,095,050)
Proceeds received from loan	-	1,005,967
Proceeds from issuance of common stock	8,000	-

Cash provided (used) by financing activities	(642,895)	(139,083)

Effect of exchange rate changes on cash	(31,602)	(11,066)

Inflow (outflow) of cash	936,454	(268,077)
Cash and cash equivalents, beginning	747,517	568,087

Cash and cash equivalents, ending	$1,683,971	$300,010

Supplemental disclosure of cash flow information:
Income taxes paid	$785,000	$-
Interest paid	$44,044	$72,638

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2015
(U.S. Dollars -- Unaudited)

1.            Basis of Presentation.

These unaudited interim condensed consolidated interim financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”, “we”, or “our”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, and FS Biomass Inc.  All inter-company balances and transactions have been eliminated.  The company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

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

In the opinion of the Company’s management, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2015, the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(b)           Inventories and Cost of Sales.

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

 (d)           Property, Equipment and Leaseholds.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance

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

(f)           Foreign Currency.

The functional currency of three of the Company’s subsidiaries is the Canadian Dollar.  The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar, is performed for assets and liabilities using exchange rates in effect at the balance sheet date.  Revenue and expense transactions are translated using average exchange rates prevailing during the year.  Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in the Statement of Operations and Comprehensive Income (Loss).

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

Since the Company’s inception, product returns have been insignificant; therefore, no provision has been established for estimated product returns.

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

(k)           Income (loss) Per Share.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings (loss) per share is calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments

 (o)           Contingencies.

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

(p)            Income Taxes.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At

September 30, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)               Risk Management.

The Company’s credit risk is primarily attributable to its account receivables.  The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments.  Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,482,103 (72%) at September 30, 2015 (December 31, 2014 - $1,769,114 or 76%).

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

(r)               Recently Adopted Accounting Pronouncements.

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

(s)               New Accounting Pronouncements Not Yet Adopted

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02").  ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities.  It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.  The Company is evaluating the impact of the amended guidance on its consolidated financial statements.

3.           Accounts Receivable.

	September 30, 2015	December 31, 2014
Accounts receivable	$2,088,701	$2,363,492
Allowances for doubtful accounts	(36,719)	(41,119)
	$2,051,982	$2,322,373

4.           Inventory.

	September 30, 2015	December 31, 2014
Completed goods	$959,278	$1,449,640
Work in progress	31,376	1,216
Raw materials	2,210,911	2,016,582
	$3,111,565	$3,467,438

5.Property, Plant & equipment.

	September 30, 2015	Accumulated	September 30, 2015
	Cost	Depreciation	Net
Buildings	$4,823,756	$2,738,152	$2,085,604
Computer hardware	89,774	83,912	5,862
Furniture and fixtures	23,314	20,450	2,864
Office equipment	17,852	16,574	1,278
Manufacturing equipment	5,115,241	3,759,837	1,355,404
Trailer	12,937	11,968	969
Boat	34,400	2,580	31,820
Technology	102,363	76,772	25,591
Land	407,428	-	407,428
	$10,627,065	$6,710,245	$3,916,820

	December 31, 2014	Accumulated	December 31, 2014
	Cost	Depreciation	Net
Buildings	$5,065,433	$2,653,287	$2,412,146
Computer hardware	97,124	89,083	8,041
Furniture and fixtures	25,548	21,906	3,642
Office equipment	20,537	18,807	1,730
Manufacturing equipment	5,710,354	3,864,204	1,846,150
Trailer	14,882	13,444	1,438
Technology	117,758	64,767	52,991
Land	438,762	-	438,762
	$11,490,398	$6,725,498	$4,764,900

Amount of depreciation expense for 2015: $418,274 (2014: $412,760).

6.           Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2015 Cost	Accumulated Amortization	September 30, 2015 Net
Patents	$198,787	$90,658	$108,129

	December 31, 2014 Cost	Accumulated Amortization	December 31, 2014 Net
Patents	$ 228,597	$ 91,193	$ 137,404

Decrease in 2015 cost was due to currency conversion.  2015 cost in Canadian dollars - $265,102 (2014 - $265,102 in Canadian dollars).

Amount of amortization for 2015 - $12,073 (2014 - $13,889)

Estimated amortization expense over the next five years is as follows:

2015	$16,097
2016	16,097
2017	16,097
2018	16,097
2019	16,097

7.           Long Term Deposits.

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2015	December 31, 2014
Long term deposits	$10,326	$4,425

8.           Short-Term Line of Credit.

In April 2015, the Company signed a new agreement with Harris Bank to renew the expiring credit line.  The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory.  The loan has an annual interest rate of 3.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of September 30, 2015, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of September 30, 2015 were $250,000 (December 31, 2014 - $750,000).

9.           Long Term Debt.

(a) Flexible Solutions Ltd. has received a non-interest bearing, unsecured loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$682,463) as of September 30, 2015 on an unsecured basis (December 31, 2014 – CDN$910,801; US$785,106).  The balance owing at September 30, 2015 was $182,160 in Canadian funds (US$136,493); (December 31, 2014 – CDN$182,160; US$157,021).  The repayment schedule is as follows:

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

(c)           In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest.  This money was used to retire the AFSC debt and make the December 2014 payment on the AAFC loan.  The balance owing at September 30, 2015 was $804,773 (December 31, 2014 – US$955,668).

The Company has committed to the following repayments:

2015	$50,298
2016	$201,193
2017	$201,193
2018	$201,193
2019	$150,896

As of September 30, 2015 the Company was in compliance with all loan covenants.

	September 30, 2015	December 31, 2014
Continuity
Balance, beginning of period	$1,112,689	1,297,830
Plus: Proceeds from loans	-	1,005,967
Less: Payments on loan	(150,895)	(982,973)
Effect of exchange rate	(20,528)	(208,135)
Balance, end of period	$941,266	$1,112,689

Outstanding balance at:
a) Long term debt – AAFC	$136,493	$157,021
b) Long term debt – AFSC	-	-
c) Long term debt - Harris	804,773	955,668
Long term debt	$941,266	$1,112,689
Less: current portion	(337,686)	(358,214)
Balance	$603,580	$754,475

10.           Stock Options.

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014 and the nine-month period ended September 30, 2015:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2013	1,164,000	$1.21 – 2.45	$1.73
Granted	227,000	$1.00 – 1.21	$1.01
Cancelled or expired	(265,000)	$1.00 – 2.25	$1.91
Balance, December 31, 2014	1,126,000	$1.00 – 2.45	$1.54
Granted	159,000	$1.05	$1.05
Exercised	8,000	$1.00	$1.00
Cancelled or expired	(236,000)	$1.00 - 2.22	$1.73
Balance, September 30, 2015	1,041,000	$1.00 – 2.45	$1.43
Exercisable, September 30, 2015	829,000	$1.00 – 2.45	$1.50

The fair value of each option grant is calculated using the following weighted average assumptions:

	2015	2014
Expected life – years	3.0	3.0
Interest rate	1.07%	0.78%
Volatility	61%	58%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.49	$0.36

During the nine months ended September 30, 2015 the Company granted 60,000 options to consultants that resulted in $5,891 in expenses this quarter.  During the same period, 99,000 options were granted to employees, resulting in $9,720 in expenses this quarter.  Options granted in previous quarters resulted in additional expenses in the amount of $837 for consultants and $1,148 for employees during the quarter ended September 30, 2015.

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

As of September 30, 2015, there was approximately $17,596 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of .25 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2015 is $487,600.

11.           Capital Stock.

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

Nine months ended September 30, 2015:

	EWCP	BPCA	Total

Revenue	$639,166	$11,528,859	$12,168,025
Interest revenue	1	2,962	2,963
Interest expense	2	44,042	44,044
Depreciation an amortization	292,898	137,449	430,347
Segment profit (loss)	(815,193)	1,875,332	1,060,139
Segment assets	2,386,007	1,638,942	4,024,949
Expenditures for segment assets	247,982	(206,550)	41,432

Nine months ended September 30, 2014:

	EWCP	BPCA	Total

Revenue	$792,235	$11,157,991	$11,950,226
Interest revenue	-	-	-
Interest expense	30,162	42,296	72,458
Depreciation and amortization	283,808	142,841	426,649
Segment profit (loss)	(1,088,679)	1,518,892	430,213
Segment assets	3,771,914	1,617,455	5,389,369
Expenditures for segment assets	6,215	18,379	24,594

The sales generated in the United States and Canada are as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Canada	$261,057	$382,307
United States and abroad	11,906,968	11,567,919
Total	$12,168,025	$11,950,226

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2015	December 31, 2014
Canada	$2,388,587	$3,331,879
United States	1,636,362	1,570,424
Total	$4,024,949	$4,902,304

Three customers accounted for $7,586,641 (62%) of sales during the nine months ended September 30, 2015 (2014 - $7,278,612 or 61%).  Three customers accounted for $1,482,103 of accounts receivable (72%) at September 30, 2015 (December 31, 2014 – $1,769,114 or 76%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $101,983 over the term of three leases, the last expiring on December 31, 2016.

Commitments in each of the next three years are approximately as follows:

2015	$27,936
2016	$74,047

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2015 are discussed below:

Nine Months ended September 30, 2015

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	D	Flood waters in Texas reduced need for Watersavr.
BPCA products	I	Increased uptake from new and existing customers and new agriculture products.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Office and miscellaneous	D	Reduced since the Taber plant is no longer operational.
Rent	D	Head office moved to a smaller place, resulting in reduced rent.
Consulting	D	Reduced since the Taber plant is no longer operational.
Professional fess	D	Termination of litigation resulted in reduced professional fees.
Research	D	Costs for the prior period were associated with research into and regulatory compliance for new nitrogen conservation product.
Commissions	D	Uncommissionable sales increased against commissionable sales.
Utilities	D	Reduced since Taber plant is no longer in operation.

Three months ended September 30, 2015

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	D	Flood waters in Texas reduced need for Watersavr.
BPCA products	D	Low oil prices reduced customer orders.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Office and miscellaneous	D	Reduced since the Taber plant is no longer operational.
Consulting	D	Reduced since the Taber plant is no longer operational.
Professional fess	D	Termination of litigation resulted in reduced professional fees.
Commissions	D	Uncommissionable sales increased against commissionable sales.
Utilities	D	Reduced since Taber plant is no longer in operation.

           Three customers accounting for 73% of our sales during the three months ended September 30, 2015 (2014 – 65%) and 63% of our sales during the nine months ended September 30, 2015 (2014 - $61%).  The amount of revenue attributable to each customer is shown below.

	Three months ended September 30,		Nine months ended September 30,
Customer	2015	2014	2015	2014

A	$1,232,136	$1,335,736	$3,543,032	$3,459,694
B	$968,015	$862,543	$3,135,836	$2,976,584
C	-	-	$907,773	$842,337
D	$201,348	-	-	-
E	-	$295,250	-	-

Customers with balances greater than 10% of our receivables as of September 30, 2015 and 2014 are shown below:

	September 30,
	2015	2014
Company A	961,206	1,073,763
Company B	420,223	594,483

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2015 and 2014 are shown below:

	2015	2014
Cash provided by (used by) operations	1,574,959	(93,334)
Sales (purchases) of equipment	41,432	(24,594)
Long term deposits	(5,440)	-
Advances from (repayments of) short term line of credit	(500,000)	(50,000)
Repayment of loans	(150,895)	(1,095,050)
Advances from loans	-	1,005,967
Proceeds from issuance of common stock	8,000
Changes in exchange rates	(31,602)	(12,066)

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of September 30, 2015 working capital was $5,927,694 (December 31, 2014 - $4,552,049) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $101,983 over the term of three leases, the last expiring on December 31, 2016.

Commitments in each of the next three years are approximately as follows:

2015	$27,936
2016	$74,047

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

Item 4.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2015.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2015

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Title: Principal Financial and Accounting Officer