Form 10-K
period 2015-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2016-03-29
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐ Yes   ☑ No

As of June 30, 2015 the aggregate market value of the Company’s common stock held by non-affiliates was $17,550,237 based on the closing price for shares of the Company’s common stock on the NYSE MKT for that date.

As of March 30, 2016, the Company had 11,427,991 issued and outstanding shares of common stock.

Documents incorporated by reference:    None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2015	2014

Company A	$4,854,764	$4,871,939
Company B	$4,144,707	$4,027,144
Company C	$1,421,694	$1,317,387

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2015	2014

Company A	$814,848	$1,135,336
Company B	$281,816	$361,025
Company D	-	$272,752
Company E	$202,157	-

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

Research and Development

We spent $95,265 during the year ended December 31, 2015 and $134,981 during year ended December 31, 2014 on research and development.  This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2015 we had 29 employees, including one officer, ten sales and customer support personnel, and eighteen manufacturing personnel.  None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

We have in the past experienced operating losses and negative cash flow from operations and we currently have an accumulated deficit.  If our revenues decline, our results of operations and liquidity may be materially and adversely affected.  If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not be profitable.  We may not remain profitable in future periods.

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

The marketing efforts of our WATERSAVR® product may result in continued losses.  We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use.  This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product.  We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product.  We expect to spend $200,000 on the marketing and production of our WATERSAVR® product in fiscal 2016.

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

Revenues from shipments made outside of the United States accounted for approximately 75% of our revenues in the year ended December 31, 2015, 75% in the year ended December 31, 2014 and 73% in the year ended December 31, 2013.  Since we sell our products worldwide, our business is subject to risks associated with doing business internationally.  We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue.  Accordingly, our future results could be harmed by a variety of factors, including:

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease 1,100sq.ft. in Victoria, British Columbia that is used for administration and sales at $1,121 per month, effective to October 2016.  We also have a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,440 per month with a lease effective to December 2020.  We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada.  Our building in Taber has been renovated and can be used for various industrial purposes.  In February 2014, we decided to stop aspartic acid production at the Taber facility.   The future use of the facility has not been determined.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosure

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE MKT under the symbol “FSI”.  The following is the range of high and low closing prices for our common stock for the periods indicated:

	High	Low
Year Ended December 31, 2015
First Quarter	$1.70	$1.06
Second Quarter	2.86	1.16
Third Quarter	2.09	0.93
Fourth Quarter	1.00	0.66

	High	Low
Year Ended December 31, 2014
First Quarter	$1.25	$0.61
Second Quarter	0.90	0.55
Third Quarter	1.94	0.62
Fourth Quarter	1.40	0.95

As of December 31, 2015 we had approximately 2,000 shareholders.

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

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2014 and 2015.

As of March 30, 2016 we had 11,427,991 outstanding shares of common stock.  The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2016:

	Number of Shares	Note Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	835,000	A

A.           Options are exercisable at prices ranging from $0.75 to $2.45 per share.  See Item 11 of this report for more information concerning these options.

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

Material changes in line items in our Statement of Operations for the year ended December 31, 2015 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	D	Flood waters in Texas reduced need for Watersavr.
BPCA products	I	Increased uptake from new and existing customers and new agriculture products.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Wages, administrative salaries and benefits	D	Reduced since the Taber plant is not in operation.
Office and miscellaneous	D	Reduced since the Taber plant is not in operation.
Consulting	D	Reduced since the Taber plant is not in operation.
Professional fess	D	Reduced litigation resulted in reduced professional fees.
Research	D	Costs for the prior period were associated with research into and regulatory compliance for new nitrogen conservation product.
Utilities	D	Reduced since the Taber plant is not in operation.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our BCPA product ;

●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and

●	drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2015 were:

Cash provided by operations	$2,736,651
Long term deposits	$(4,697)
Net purchases of equipment	$(59,030)
Repayment of short term line of credit	$(550,000)
Repayment of loans	$(343,661)
Proceeds from issuance of common stock	$8,000
Exchange rate changes	$(36,042)

Our material sources and <uses> of cash during the year ended December 31, 2014 were:

Cash provided by operations	$1,062,198
Equipment purchases	$(24,535)
Repayment of short term line of credit	$(650,000)
Repayment of loans	$(1,135,043)
Proceeds received from loan	$1,005,967
Exchange rate changes	$(79,158)

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

The suspension of the operations at the Taber plant has saved us approximately $800,000 per year in plant operating costs and general and administrative expenses.

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2015 our working capital was $6,411,236 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $342,053 over the term of two leases, the last expiring on December 31, 2020.

Commitments in the next five year are as follows:

2016	$73,733
2017	$65,280
2018	$66,480
2019	$67,680
2020	$68,880

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2016.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2015 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	Chartered Professional Accountants

March 30, 2016

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
As at December 31
(U.S. Dollars)

	2015	2014

Assets

Current
Cash and cash equivalents	$2,498,738	$747,517
Accounts receivable (see Note 3)	1,954,877	2,322,373
Inventories (see Note 4)	3,275,476	3,467,438
Prepaid expenses	243,342	123,511
Total current assets	7,972,433	6,660,839

Property, equipment and leaseholds, net (see Note 5)	3,791,109	4,764,900
Patents (see Note 6)	100,623	137,404
Long term deposits (see Note 7)	10,169	4,425
Deferred tax asset (see Note 10)	2,268,296	2,667,286

Total Assets	$14,142,630	$14,234,854

Liabilities

Current
Accounts payable and accrued liabilities	$826,315	$815,141
Deferred revenue	40,451	44,593
Income taxes payable	293,238	140,842
Short term line of credit (Note 8)	200,000	750,000
Current portion of long term debt (see Note 9)	201,193	358,214
Total current liabilities	1,561,197	2,108,790
Long term debt (see Note 9)	553,282	754,475
Total liabilities	2,114,479	2,863,265

Stockholders’ Equity

Capital stock (see Note 13)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
13,177,991 (2014: 13,169,991) common shares	13,178	13,170
Capital in excess of par value	16,317,225	16,227,121
Other comprehensive income	(1,205,798)	(267,552)
Accumulated Deficit	(3,096,454)	(4,601,150)

Total Stockholders’ Equity	12,028,151	11,371,589

Total Liabilities and Stockholders’ Equity	$14,142,630	$14,234,854

Commitments and Subsequent events    (See Notes 15 and 16)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31
(U.S. Dollars)

	2015	2014

Sales	$15,898,547	$15,907,849
Cost of sales	9,696,544	10,767,624

Gross profit	6,202,003	5,140,225

Operating Expenses
Wages	1,532,252	1,560,440
Administrative salaries and benefits	715,773	782,856
Advertising and promotion	34,445	36,047
Investor relations and transfer agent fee	125,917	208,799
Office and miscellaneous	308,016	366,995
Insurance	292,460	299,545
Interest expense	55,770	94,890
Rent	127,916	169,461
Consulting	131,714	225,424
Professional fees	172,414	287,750
Travel	109,051	138,884
Telecommunications	34,473	31,046
Shipping	20,660	30,328
Research	95,265	134,981
Commissions	122,868	121,351
Bad debt expense	-	865
Currency exchange	(55,892)	(75,406)
Utilities	28,434	65,191

Total operating expenses	3,851,536	4,479,447

Operating income	2,350,467	660,778

Loss on sale of equipment	(45,249)	-
Interest income	2,963	-
Income before income tax	2,308,181	660,778

Income taxes (Note 10)
Deferred income (expense) tax recovery	(38,157)	164,611
Income tax expense	(765,328)	(422,044)

Net income for the year	$1,504,696	$403,345

Other comprehensive loss	(938,246)	(596,238)
Comprehensive income (loss)	566,450	(192,893)

Income per share (basic and diluted) (Note 11)	$0.11	$0.03
Weighted average number of common shares (basic)	13,173,827	13,169,991
Weighted average number of common shares (diluted)	13,307,021	13,169,991

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31
(U.S. Dollars)

	2015	2014

Operating activities
Net income	$1,504,696	$403,345
Adjustments to reconcile net income to net cash:
Stock based compensation	82,112	91,168
Depreciation and amortization	578,338	789,733
Deferred tax expense (recovery)	38,157	(164,611)

Changes in non-cash working capital items:
Decrease (Increase) in accounts receivable	349,470	(341,439)
Decrease (Increase) in inventories	125,047	(441,490)
(Increase) Decrease in prepaid expenses	(127,946)	(1,441)
Increase (Decrease) in accounts payable	38,523	271,103
Increase (Decrease) in taxes payable	152,396	422,044
(Decrease) Increase deferred revenue	(4,142)	33,786

Cash provided by operating activities	2,736,651	1,062,198

Investing activities
Long term deposits	(4,697)	-
Net purchase of property and equipment	(59,030)	(24,535)

Cash used in investing activities	(63,727)	(24,535)

Financing activities
Repayment of short term line of credit	(550,000)	(650,000)
Loan repayment	(343,661)	(1,135,043)
Proceeds received from loan	-	1,005,967
Proceeds of issuance of common stock	8,000	-

Cash used in financing activities	(885,661)	(779,076)

Effect of exchange rate changes on cash	(36,042)	(79,157)

Inflow of cash	1,751,221	179,430
Cash and cash equivalents, beginning	747,517	568,087

Cash and cash equivalents, ending	$2,498,738	$747,517

Supplemental disclosure of cash flow information:
Income taxes paid	785,000	-
Interest paid	55,770	96,220

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2015 and 2014
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity

Balance December 31, 2013	13,169,991	$13,170	$16,135,953	$(5,004,495)	$328,686	$11,473,314

Translation adjustment	—	—	—	—	(596,238)	(596,238)
Net income	—	—	—	403,345	—	403,345

Comprehensive income	—	—	—	—	—	(192,893)

Stock-based compensation	—	—	91,168	—	—	91,168

Balance December 31, 2014	13,169,991	$13,170	$16,227,121	$(4,601,150)	$(267,552)	$11,371,589

Translation adjustment	—	—	—	—	(938,246)	(938,246)
Net income	—	—	—	1,504,696	—	1,504,696

Comprehensive income	—	—	—	—	—	566,450

Common stock issued	8,000	8	7,992	—	—	8,000

Stock-based compensation	—	—	82,112	—	—	82,112

Balance December 31, 2015	13,177,991	$13,178	$16,317,225	$(3,096,454)	$(1,205,798)	$12,028,151

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014
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

 (d)           Property, Equipment and Leaseholds.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Technology	20% Declining balance
Leasehold improvements	Straight-line over lease term

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

(f)           Foreign Currency.

The functional currency of three of the Company’s subsidiaries is the Canadian Dollar.  The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar, is performed for assets and liabilities using exchange rates in effect at the balance sheet date.  Revenue and expense transactions are translated using average exchange rates prevailing during the year.  Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income and are disclosed as other comprehensive income (loss) in the Statement of Comprehensive Income (Loss).

Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in operating income if realized during the year and in comprehensive income (loss) if they remain unrealized at the end of the year.

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

Since the Company’s inception, product returns have been insignificant; therefore, no provision has been established for estimate product returns.

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

(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2015 and 2014.

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

Per FASB ASC 740 “Income taxes”, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

(q)           Risk Management

The Company’s credit risk is primarily attributable to its account receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,298,821 (66%) at December 31, 2015 (2014 - $1,769,113 or 76%).

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

(r)           Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A,“Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B,“Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on December 15, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation”, an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. The guidance is effective for annual and interim periods beginning after December 15, 2015. Adoption of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis." This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Adoption of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

3.           Accounts Receivable

	2015	2014

Accounts receivable	$1,990,283	$2,363,492
Allowances for doubtful accounts	(35,406)	(41,119)
	$1,954,877	$2,322,373

4.           Inventories

	2015	2014

Completed goods	$1,162,571	$1,449,640
Work in progress	10,466	1,216
Raw materials	2,102,439	2,019,582
	$3,275,476	$3,467,438

5.           Property, Equipment and Leaseholds

	2015	Accumulated	2015
	Cost	Depreciation	Net
Buildings	$4,766,282	$2,774,306	$1,991,976
Computer hardware	88,026	82,811	5,215
Furniture and fixtures	29,147	20,774	8,373
Office equipment	17,214	16,054	1,160
Manufacturing equipment	5,074,079	3,770,819	1,303,260
Trailer	12,474	11,630	844
Boat	34,400	3,440	30,960
Leasehold improvements	29,604	—	29,604
Technology	98,701	78,961	19,740
Land	399,977	—	399,977
	$10,549,904	$6,758,795	$3,791,109

	2014	Accumulated	2014
	Cost	Depreciation	Net
Buildings	$5,065,433	$2,653,287	$2,412,146
Computer hardware	97,124	89,083	8,041
Furniture and fixtures	25,548	21,906	3,642
Office equipment	20,537	18,807	1,730
Manufacturing equipment	5,710,354	3,864,204	1,846,150
Trailer	14,882	13,444	1,438
Technology	117,758	64,767	52,991
Land	438,762	—	438,762
	$11,490,398	$6,725,498	$4,764,900

Amount of depreciation expense for 2015: $562,471 (2014: $771,385) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

6.           Patents

	2015 Cost	Accumulated Amortization	2015 Net
Patents	$191,698	$91,075	$100,623

	2014 Cost	Accumulated Amortization	2014 Net
Patents	$228,597	$91,193	$137,404

Decrease in 2015 cost was due to currency conversion.  2015 cost in Canadian dollars - $265,102 (2014 - $265,102 in Canadian dollars).

Amount of amortization for 2015: $15,867 (2014: $18,348) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2016	$14,640
2017	14,640
2018	14,640
2019	14,640
2020	14,640

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2015	2014

Long term deposits	$10,169	$4,425

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

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of December 31, 2015, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of December 31, 2015 were $200,000 (2014 - $750,000).

9.           Long Term Debt

(a) Flexible Solutions Ltd. had received a non-interest bearing loan from the Department of Agriculture and Agri-Food Canada (“AAFC”).  Eligible for up to $1,000,000 in Canadian funds, the Company had borrowed $910,801 in Canadian funds (US$658,054) as of December 31, 2015 on an unsecured basis (2014 - CDN$910,801; US$785,106).  The final loan payment was made in 2015.  The amount due at December 31, 2015 was nil (2014: CDN$182,160 ; US$157,021).

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

(c)           In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest.  This money was used to retire the AFSC debt and make the December 2014 payment on the AAFC loan.  The balance owing at December 31, 2015 was US$754,475 (2014: $955,668).

The Company has committed to the following repayments:

2016	$201,193
2017	$201,193
2018	$201,193
2019	$150,895

As of December 31, 2015, Company was in compliance with all loan covenants.

Continuity	2015	2014
Balance, January 1	$1,112,689	1,297,830
Plus: Proceeds from loans	-	1,005,967
Less: Payments on loan	337,631	982,973
Effect of exchange rate	(20,583)	(208,135)
Balance, December 31	$754,475	$1,112,689

Outstanding balance at December 31,	2015	2014
a) Long term debt - AAFC	$-	$157,5021
c) Long term debt - Harris	754,475	955,668
Long-term Debt	$754,475	$1,112,689
Less: current portion	(201,193)	(358,214)
	$553,282	$754,475

10.           Income Tax

The provision for income tax expense (benefit) is compromised of the following:

	2015	2014
Current tax, federal	$613,691	$345,547
Current tax, state	151,637	76,497
Current tax, foreign	-	-
Current tax, total	765,328	422,044

Deferred income tax, federal	77,365	(64,746)
Deferred income tax, state	19,116	(14,333)
Deferred income tax, foreign	(58,324)	(85,532)
Deferred income tax, total	38,157	(164,611)
Total	$803,485	$257,433

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	2015	2014
Income (loss) before taxes	2,308,181	660,780
US statutory tax rates	39.12%	38.62%
Expected income tax (recovery)	902,845	255,193
Non-deductible items	39,872	(162,602)
Change in estimates	12,336	(38,696)
Change in enacted tax rate	(158,840)	-
Option expired during the year	35,688	44,917
Functional currency adjustments	-	-
Foreign tax rate difference	(40,393)	172,818
Change in valuation allowance	11,977	(14,197)
Total income taxes (recovery)	803,485	257,433

Current income tax expenses (recovery)	765,328	422,044
Deferred tax expenses (recovery)	38,157	(164,611)
Total income taxes (recovery)	803,485	257,433

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2015 and 2014 are comprised of the following:

Canada	2015	2014
Non capital loss carryforwards	1,068,935	1,407,088
Patents	36,070	35,480
Fixed assets	809,404	780,396
Financial instruments	-	(6,045)
	1,914,409	2,216,919
Valuation Allowance	-	-
Net Deferred tax asset (liability)	1,914,409	2,216,919

USA
	2015	2014
Fixed Assets	353,907	429,631
Stock-Based Compensation	206,648	215,429
	560,556	645,060
Deferred tax asset not recognized	206,669	194,692
Net Deferred tax asset	353,886	450,368

The Company has non-operating loss carryforwards of approximately $3,959,018 (2014 - $5,628,353) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Loss
2027	322,794
2028	543,345
2029	748,420
2030	781,632
2031	900,002
2032	588,509
2033	74,316
2034	-
Total	3,959,018

As at December 31, 2015, the Company has no net operating losses carryforward available for US tax purposes.

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

As at December 31, 2015 and 2014, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

11.           Income Per Share

We present both basic and diluted income per share on the face of our consolidated statements of operations. Basic and diluted income per share are calculated as follows:

	2015	2014

Net income	$1,504,696	$403,345
Weighted average common shares outstanding: Basic
Basic	13,173,827	13,169,991
Diluted	13,307,021	13,169,991
Net income per common share:
Basic and Diluted	$0.11	$0.03

Certain stock options whose terms and conditions are described in Note 12, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.  Those anti-dilutive options are as follows.

	2015	2014

Anti-dilutive options	552,000	949,000

There were no preferred shares issued and outstanding during the years ended December 31, 2015 or 2014.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2015 and 2014:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2013	1,164,000	$1.21 - $2.45	$1.73
Granted	227,000	$1.00 – 1.21	$1.01
Cancelled or expired	(265,000)	$1.00 – 2.25	$1.91
Balance, December 31, 2014	1,126,000	$1.21 - $2.45	$1.54
Granted	317,000	$0.75 - 1.05	$0.89
Cancelled or expired	(245,000)	$1.05 – 2.22	$1.72
Exercised	8,000	$1.00	$1.00
Balance, December 31, 2015	1,190,000	$0.75 – 2.45	$1.34
Exercisable, December 31, 2015	1,032,000	$1.00 – 2.45	$1.43

The weighted-average remaining contractual life of outstanding options is 1.98 years. The aggregate intrinsic value of options outstanding at December 31, 2015 is $418,330.

The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life – years	3.0%	3.0%
Interest rate	0.78 – 1.16%	0.78%
Volatility	58-77%	58%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.36-.37	$0.36

During the year ended December 31, 2015, the Company granted 100,000 (2014 – 100,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $26,533 (2014 - $29,026).  Options granted in other years resulted in additional expenses of $3,348 (2014 – $13,375).  During the year ended December 31, 2015, employees were granted 217,000 (2014 – 127,000) stock options, which resulted in additional expenses of $47,788 (2014 – $25,223).  Options granted in other years resulted in additional expenses in the amount of $4,591 for employees during the year ended December 31, 2015 (2014 - $23,543).   There were 8,000 employee stock options exercised during the year ended December 31, 2015 (2014 – nil).

As of December 31, 2015, there was approximately $47,514 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1 year.

13.           Capital Stock.

The Company issued 8,000 shares upon the exercise of employee stock options in July 2015.  During the year ended December 31, 2014, the Company did not issue any stock.

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

Year ended December 31, 2015:

	EWCP	BCPA	Consolidated

Sales	$687,828	$15,210,719	$15,898,547
Interest expense	1	55,769	55,770
Depreciation	384,909	193,429	578,338
Income tax expense (recovery)	-	765,328	765,328
Segment profit (loss)	(1,054,344)	2,559,040	1,504,696
Segment assets	2,211,931	1,679,801	3,891,732
Expenditures for segment assets	(244,358)	303,388	59,030

Year ended December 31, 2014:

	EWCP	BCPA	Consolidated

Sales	$872,766	$15,035,083	$15,907,849
Interest expense	30,053	64,837	94,890
Depreciation	599,279	190,454	789,733
Income tax expense (recovery)	-	422,044	422,044
Segment profit (loss)	(1,499,350)	1,902,695	403,345
Segment assets	3,332,463	1,569,841	4,902,304
Expenditures for segment assets	6,156	18,379	24,535

Sales by territory are shown below:

	2015	2014

Canada	$404,880	$404,483
United States and abroad	15,493,667	15,503,366
Total	$15,898,547	$15,907,849

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2015	2014

Canada	$2,211,348	$3,331,879
United States	1,680,384	1,570,424
Total	$3,891,732	$4,902,304

Three customers accounted for $10,421,165 (66%) of sales made in 2015 (2014 - $10,216,470 or 64%).

15.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $342,053 over the term of two leases, the last expiring on December 31, 2020.

Commitments in the next five year are as follows:

2016	$73,733
2017	$65,280
2018	$66,480
2019	$67,680
2020	$68,880

16.           Subsequent Events.

On January 6, 2016, the Company repurchased 1,750,000 shares at $0.90 per share.  The shares were returned to the treasury and cancelled.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 10.    Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	59	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	63	Director
Dale Friend	61	Director
Robert Helina	50	Director
Tom Fyles	64	Director

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

Robert T. Helina has been a director since October 2011.  Mr. Helina has been involved in the financial services industry for over 25 years which has given him extensive knowledge in business, economics and finance.  His specially is in Corporate Finance and Capital Markets.  Mr. Helina holds a Bachelor of Arts degree from Trinity Western University.

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

Our Compensation Committee, consisting of John Bientjes, Dale Friend and Robert Helina, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program.  None of our officers participated in deliberations of the compensation committee concerning executive officer compensation.    During the year ended December 31, 2015, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

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

Item 11.    Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2015.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total
Daniel B. O’Brien	2015	$616,295	--	--	$2,870	--	$619,165
President, Chief Executive Officer and Principal Financial and Accounting Officer	2014	$624,950	--	--	$6,415	--	$631,365

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid.  Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company.  The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2016 will again be twice the annual salary paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2015 we issued 317,000 options pursuant to the Non-Qualified Plan.

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

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan and our Stock Option Program as of December 31, 2015, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	317,000	$0.89	1,183,000
Stock Option Program	873,000	$1.50	Not Applicable
Total	1,190,000	$1.34	1,183,000

Our Non-Qualified Stock Option Plan and all grants made pursuant to our Stock Option Program have been approved by our shareholders.

As of December 31, 2015 options to purchase 317,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan.  The exercise price of these options varies between $0.75 and $1.05 per share and expire at various dates between on December 31, 2019 and December 31, 2020.

As of December 31, 2015 options to purchase 837,000 shares of our common stock were outstanding under our Stock Option Program.  The exercise price of these options varies between $1.00 and $2.45 per share.  The options expire at various dates between April 16, 2015 and December 31, 2018.

The following tables show, during the fiscal year ended December 31, 2015, the options granted to the persons named below.  All options were granted pursuant to our Non-Qualified Stock Option Plan.

	Options Granted
Name	Grant Date	Options Granted (#)	Exercise Price Per Share	Expiration Date
John Bientes	01/01/15	5,000	$1.05	12/31/19
Dale Friend	01/01/15	5,000	$1.05	12/31/19
Robert Helina	01/01/15	5,000	$1.05	12/31/19
Thomas Fyles	01/01/15	5,000	$1.05	12/31/19

No options were exercised by executives during the fiscal year ended December 31, 2015.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings.  We also compensate directors $2,500 annually and grant our directors options to purchase shares of our common stock each year that they serve.

Our directors received the following compensation in 2015:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)
Robert N. O’Brien	--	--	--
John H. Bientjes	$2,500	--	$2,455
Dale Friend	$2,500	--	$2,455
Robert Helina	$2,500	--	$2,455
Tom Fyles	$2,500	--	$2,455

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

The terms of outstanding options granted to our directors are shown below:

Name	Option Price	No. of Options	Expiration Date
John H. Bientjes	$1.50	5,000	January 1, 2016
John H. Bientjes	$2.22	5,000	January 1, 2017
John H. Bientjes	$1.21	5,000	December 31, 2017
John H. Bientjes	$1.00	5,000	December 31, 2018
John H. Bientjes	$1.05	5,000	December 31, 2019
Dale Friend	$1.50	5,000	January 1, 2016
Dale Friend	$2.22	5,000	January 1, 2017
Dale Friend	$1.21	5,000	December 31, 2017
Dale Friend	$1.00	5,000	December 31, 2018
Dale Friend	$1.05	5,000	December 31, 2019
Robert Helina	$2.45	5,000	September 22, 2016
Robert Helina	$2.22	5,000	January 1, 2017
Robert Helina	$1.21	5,000	December 31, 2017
Robert Helina	$1.00	5,000	December 31, 2018
Robert Helina	$1.05	5,000	December 31, 2019
Thomas Fyles	$1.21	5,000	December 31, 2017
Thomas Fyles	$1.00	5,000	December 31, 2018
Thomas Fyles	$1.05	5,000	December 31, 2019
Estate of Dr. Robert N. O’Brien	$1.50	30,000	January 1, 2016

Daniel B. O’Brien  and Robert N. O’Brien were not compensated for serving as directors during 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 30, 2016 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Share (1)	Percentage Ownership
Daniel B. O’Brien	4,521,900	34.30%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

John Bientjes	35,000	0.30%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Dale Friend	20,000	0.20%
3009 E. Kent Ave.
Vancouver, BC
Canada V5S 4P6

Robert Helina	25,000	0.20%
933 Seymour Street, Suite 1101
Vancouver, BC V6B 6L6
Canada

Dr. Thomas Fyles	15,000	0.10%
Box 3065
Victoria, BC
Canada V8W 3V6

All officers and directors as a group (5 persons)	4,616,900	35.10%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2016, listed below.

Name	No. of Options	Exercise Price	Expiration Date

John Bientjes	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

Dale Friend	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017
	5,000	$1.00	Decembe 31, 2018
	5,000	$1.05	December 31, 2019

Robert Helina	5,000	$2.45	September 22, 2016
	5,000	$2.22	January 1, 2017
	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

Dr. Thomas Fyles	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

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

MNP, LLP, Chartered Accountants, examined our financial statements for the years ended December 31, 2015 and 2014.

Audit Fees

MNP was paid $58,970 and $76,700 for the fiscal years ended December 31, 2015 and 2014, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Tax Fees

MNP was paid $0 and $0 for the fiscal years ended December 31, 2015 and 2014, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2014 and 2013.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2015 and 2014.

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

During the year ended December 31, 2015 our Audit Committee approved all of the fees paid to MNP.  Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence.  During the year ended December 31, 2015, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

March 30, 2016	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 30, 2016

/s/ John H. Bientjes John H. Bientjes	Director	March 30, 2016

/s/ Dale Friend Dale Friend	Director	March 30, 2016

/s/ Robert T. Helina Robert T. Helina	Director	March 30, 2016

/s/ Thomas Fyles Thomas Fyles	Director	March 30, 2016