Form 10-K/A
period 2015-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2016-03-30
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 30, 2016

/s/ John H. Bientjes John H. Bientjes	Director	March 29, 2016

/s/ Dale Friend Dale Friend	Director	March 30, 2016

/s/ Robert T. Helina Robert T. Helina	Director	March 29, 2016

/s/ Thomas Fyles Thomas Fyles	Director	March 29, 2016