Form 10-Q
period 2016-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2016-05-12
CIK 1069394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                      Yes ________                                                                No           X

Class of Stock	No. Shares Outstanding	Date
Common	11,427,991	May 12, 2016

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	5

Item 1.	Financial Statements.	5

	(a) Unaudited Interim Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.	6

	(b) Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2016 and 2015.	7

	(c) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015.	8

	(d) Notes to Unaudited Interim Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2016.	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 4	Controls and Procedures.	24

PART II.	OTHER INFORMATION	25

Item 6.	Exhibits.	25

SIGNATURES		26

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I                      FINANCIAL INFORMATION

Item 1.                       Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)
	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current
Cash and cash equivalents	$1,248,637	$2,498,738
Accounts receivable (see Note 3)	3,667,624	1,954,877
Inventory (see Note 4)	2,622,014	3,275,476
Prepaid expenses	137,814	243,342
Total current assets	7,676,089	7,972,433
Property, plant and equipment (see Note 5)	3,888,470	3,791,109
Patents (see Note 6)	103,299	100,623
Long term deposits (see Note 7)	10,797	10,169
Deferred tax asset	1,990,039	2,268,296
Total Assets	$13,668,694	$14,142,630
Liabilities
Current
Accounts payable and accrued liabilities	$938,744	$826,315
Deferred revenue	43,111	40,451
Taxes payable	403,110	293,238
Line of credit (see Note 8)	450,000	200,000
Current portion of long term debt (see Note 9)	201,193	201,193
Total current liabilities	2,036,158	1,561,197
Long term debt (see Note 9)	502,984	553,282
Total Liabilities	2,539,142	2,114,479

Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
11,427,991 (December 31, 2015: 13,177,991) common shares	11,427	13,178
Capital in excess of par value	14,755,706	16,317,225
Accumulated other comprehensive loss	(1,282,921)	(1,205,798)
Deficit	(2,354,660)	(3,096,454)

Total Stockholders’ Equity	11,129,552	12,028,151

Total Liabilities and Stockholders’ Equity	$13,668,694	$14,142,630
Commitments (Note 13)

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2016	2015

Sales	$5,312,635	$4,963,887
Cost of sales	3,073,932	3,064,694

Gross profit	2,238,703	1,899,193

Operating expenses
Wages	354,090	390,742
Administrative salaries and benefits	204,745	187,525
Advertising and promotion	9,305	16,331
Investor relations and transfer agent fee	19,457	35,177
Office and miscellaneous	35,729	41,101
Insurance	73,648	74,418
Interest expense	10,944	17,346
Rent	21,983	32,426
Consulting	29,836	37,349
Professional fees	19,909	32,647
Travel	38,515	28,206
Telecommunications	4,591	8,160
Shipping	3,394	4,773
Research	35,728	22,700
Commissions	55,534	38,485
Currency exchange	17,995	(11,256)
Utilities	3,500	10,546
Total operating expenses	938,903	966,426

Income before other items and income tax	1,299,800	932,767
Interest income	-	2,962
Gain (loss) on sale on equipment	-	(26,867)

Income before income tax	1,299,800	908,862
Provision for income taxes	558,006	404,597
Net income	741,794	504,265

Other comprehensive income (loss)	(77,142)	(504,769)
Comprehensive income (loss)	664,652	(504)

Net income per share (basic and diluted)	$0.06	$0.04
Weighted average number of common shares (basic)	11,543,376	13,169,991
Weighted average number of common shares (diluted)	11,566,717	13,224,852

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$741,794	$504,265
Stock compensation expense	11,730	17,596
Depreciation and amortization	131,587	156,942
Changes in non-cash working capital items:
(Increase) in accounts receivable	(1,695,504)	(807,204)
Decrease (Increase) in inventory	676,187	(8,833)
Decrease in prepaid expenses	107,492	2,510
Increase in accounts payable	103,305	795
Increase in taxes payable	109,872	166,665

Cash provided by operating activities	186,463	31,146

Investing activities

Long term deposits	350	-
Sale of equipment	-	29,028
Acquisition of property and equipment	(90,701)	-

Cash (used in) provided by investing activities	(91,051)	29,028

Financing activities
Short term line of credit	250,000	25,000
Loan Repayment	(50,298)	(50,298)
Repurchase of common stock	(1,575,000)	-

Cash (used) by financing activities	(1,375,298)	(25,298)

Effect of exchange rate changes on cash	29,785	(5,459)

(Outflow) Inflow of cash	(1,250,101)	29,417
Cash and cash equivalents, beginning	2,498,738	747,517

Cash and cash equivalents, ending	$1,248,637	$776,934

Supplemental disclosure of cash flow information:
Income taxes paid	$448,330	$410,000
Interest paid	$10,944	$17,346

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016
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

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2015 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at March 31, 2016, the consolidated results of operations for the three months ended March 31, 2016 and 2015, and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants.  Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive.  Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2016.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and the short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments

(o)           Contingencies

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2016, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of comprehensive income (loss).

 (q)               Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment.  The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $2,055,710 (56%) at March 31, 2016 (December 31, 2015 - $1,298,821 or 66%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions.

The Company is not exposed to significant interest rate risk to the extent that the long term debt maintained from the foreign government agencies is subject to a fixed rate of interest.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalents, accounts receivable, and accounts payable.  The Company has not hedged its exposure to currency fluctuations.

(r)               Adoption of new accounting principles

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation”, an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition, and therefore not be reflected in determining the fair value of the award at the grant date. The guidance is effective for annual and interim periods beginning after December 15, 2015. Adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation: Amendments to the Consolidation Analysis." This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

(s)               Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on December 15, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.”  Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance is not expected to have any material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees for all leases with the exception of short term leases at the commencement date. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

In April 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-10) related to identifying performance obligations and licensing. This pronouncement is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the impact of the accounting update on our consolidated financial statements.

3.           Accounts Receivable

	March 31, 2016	December 31, 2015
Accounts receivable	$3,705,358	$1,990,283
Allowances for doubtful accounts	(37,734)	(35,406)
	$3,667,624	$1,954,877

4.           Inventory

	March 31, 2016	December 31, 2015
Completed goods	$1,242,014	$1,162,571
Work in progress	101,439	10,466
Raw materials	1,278,561	2,102,439
	$2,622,014	$3,275,476

5.           Property, Plant & equipment

	March 31, 2016	Accumulated	March 31, 2016
	Cost	Depreciation	Net
Buildings	$4,868,148	$2,860,889	$2,007,259
Computer hardware	91,124	86,170	4,954
Furniture and fixtures	32,939	22,119	10,820
Office equipment	18,345	17,181	1,174
Manufacturing equipment	5,296,941	3,963,545	1,333,396
Trailer	13,294	12,462	832
Boat	34,400	4,988	29,412
Leasehold Improvements	75,432	3,771	71,661
Technology	105,190	89,412	15,778
Land	413,184	—	413,184
	$10,948,997	$7,060,527	$3,888,470

	December 31, 2015	Accumulated	December 31, 2015
	Cost	Depreciation	Net
Buildings	$4,766,282	$2,774,306	$1,991,976
Computer hardware	88,026	82,811	5,215
Furniture and fixtures	29,147	20,774	8,373
Office equipment	17,214	16,054	1,160
Manufacturing equipment	5,074,079	3,770,819	1,303,260
Trailer	12,474	11,630	844
Boat	34,400	3,440	30,960
Leasehold Improvements	29,604	—	29,604
Technology	98,701	78,961	19,740
Land	399,977	—	399,977
	$10,549,904	$6,758,795	$3,791,109

Amount of depreciation expense for three months ended March 31, 2016: $127,896 (2015: $152,861) and is included in cost of sales in the unaudited interim condensed consolidated statements of comprehensive income (loss).

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products.  Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2016 Cost	Accumulated Amortization	March 31, 2016 Net
Patents	$203,958	$100,659	$103,299

	December 31, 2015 Cost	Accumulated Amortization	December 31, 2015 Net
Patents	$191,698	$91,075	$100,623

Increase in 2016 cost was due to currency conversion.  The 2016 cost in Canadian dollars - $265,102 (2015 - $265,102 in Canadian dollars).

Amount of amortization for 2016 - $3,691 (2015 - $4,081) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2016	$15,602
2017	15,602
2018	15,602
2019	15,602
2020	15,602

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature.  Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.
	March 31, 2016	December 31, 2015
Long term deposits	$10,797	$10,169

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

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.  As of March 31, 2016, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of March 31, 2016 were $450,000 (December 31, 2015 - $200,000) and there were no amounts outstanding on the secured loan.

9.           Long Term Debt

           In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with

Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest.  This money was used to retire the previously issued and outstanding debt obligations.  The balance owing at March 31, 2016 was $704,177 (December 31, 2015 - US$754,475).

The Company has committed to the following repayments:

2016	$150,895
2017	$201,193
2018	$201,193
2019	$150,895

As of March 31, 2016, Company was in compliance with all loan covenants.

Continuity	March 31, 2016	December 31, 2015

Balance, beginning of period	$754,475	$1,112,689
Plus: Proceeds from loans	--	-
Less: Payments on loan	50,298	337,631
Effect of exchange rate	-	(20,583)
Balance, end of period	$704,177	$754,475

Outstanding balance at:
c) Long term debt – Harris	704,177	754,475
Long term debt	$704,177	$754,475
Less: current portion	(201,193)	(201,193)
Balance	$502,984	$553,282

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015 and the three-month period ended March 31, 2016:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2014	1,126,000	$1.21 – 2.45	$1.54
Granted	317,000	$0.75 – 1.05	$0.89
Cancelled or expired	(245,000)	$1.05 – 2.22	$1.72
Granted	8,000	$1.00	$1.00
Balance, December 31, 2015	1,190,000	$0.75 – 2.45	$1.34
Cancelled or expired	(355,000)	$1.50 - 2.00	$1.56
Balance, March 31, 2016	835,000	$0.75 – 2.45	$1.24
Exercisable, March 31, 2016	677,000	$1.00 – 2.45	$1.36

The fair value of each option grant is calculated using the following weighted average assumptions:

2015
Expected life – years	3.0
Interest rate	0.78 – 1.16%
Volatility	58 - 77%
Dividend yield	--%
Weighted average fair value of options granted	$0.36– 0.37

The Company did not grant any options during the three months ended March 31, 2016.  Options granted in previous quarters resulted in expenses in the amount of $2,970 for consultants and $8,760 for employees during the quarter ended March 31, 2016.  No stock options were exercised during the period.

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

As of March 31, 2016, there was approximately $35,190 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.75 years.

11.           Capital Stock.

On January 6, 2016, the Company repurchased 1,750,000 shares of its common stock at $0.90 per share for a total purchase price of $1,575,000.  The shares were returned to treasury and cancelled.

On July 9, 2015, the Company issued 8,000 shares upon the exercise of employee stock options.

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

Three months ended March 31, 2016:

	EWCP	BPCA	Total
Revenue	$327,713	$4,984,922	$5,312,635
Interest expense	-	10,944	10,944
Depreciation and amortization	78,478	53,109	131,587
Segment profit (loss)	(130,408)	872,202	741,794
Segment assets	2,274,377	1,717,392	3,991,769
Expenditures for segment assets	-	(90,701)	(90,701)

Three months ended March 31, 2015:

	EWCP	BPCA	Total
Revenue	$238,402	$4,725,485	$4,963,887
Interest revenue	-	2,962	2,962
Interest expense	2	17,344	17,346
Depreciation and amortization	112,468	44,474	156,942
Segment profit (loss)	(311,736)	816,001	504,265
Segment assets	2,797,532	1,643,815	4,441,347
Expenditures for segment assets	29,028	-	29,028

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Canada	$135,779	$39,846
United States and abroad	5,176,856	4,924,041
Total	$5,312,635	$4,963,887

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	March 31, 2016	December 31, 2015
Canada	$2,273,793	$2,211,348
United States	1,717,976	1,680,384
Total	$3,991,769	$3,891,732

 Three customers accounted for $3,273,817 (62%) of sales during the three-month period ended March 31, 2016 (2015 - $2,971,579 or 60%).  Three customers accounted for $2,055,710 of accounts receivable (56%) at March 31, 2016 (December 31, 2015 – $1,298,821 or 66%).

13.           Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $323,286 over the term of two leases, the last expiring on December 31, 2020.

Commitments in the next five years are as follows:

2016	$54,966
2017	$65,280
2018	$66,480
2019	$67,680
2020	$68,880

14.           Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2016 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	I	The addition of new customers.
BPCA products	I	Increased uptake from new and existing customers and new agriculture products.
Gross profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Office and miscellaneous	D	Reduced since the Taber plant is not in operation.

Interest expense	D	Decrease loans outstanding.
Rent	D	Result of move to new premises.
Consulting	D	Reduced since the Taber plant is not in operation.
Professional fess	D	Reduced litigation resulted in reduced professional fees.

Research	I	Increase costs associated with regulatory compliance.
Commissions	I	Uncommissioned sales decreased against commissioned sales.

Three customers accounted for 62% of the Company’s sales during the three months ended March 31, 2016 (2015 - 60%).  The amount of revenue (all from the sale of BCPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2016	2015

Company A	$1,423,418	$1,084,864
Company B	$1,311,532	$1,192,301
Company C	$538,867	$694,414

Customers with balances greater than 10% of our receivables as of March 31, 2016 and 2015 are shown below:
	March 31,
	2016	2015

Company A	891,348	662,083
Company B	685,364	544,456
Company C	478,998	506,377

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

Although we continue to believe in the technical and economic viability of using sugar in the aspartic acid process that we pioneered, we are unable to fund the equipment and personnel increases needed to reach break-even levels on our own. Accordingly, a partner is required to build on the technical successes achieved to date and reach profitable production levels.

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2016 and 2015 are shown below:

	2016	2015

Cash provided (used) by operations	186,463	31,146
Long term deposits	350	-
Sale of equipment	-	29,028
Acquisition of equipment	(90,701)	-
Borrowings from line of credit	250,000	25,000
Repayment of loans	(50,298)	(50,298)
Repurchase of common stock	(1,575,000)	-
Changes in exchange rates	29,785	(5,459)

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year.  As of March 31, 2016 working capital was $5,639,931 (December 31, 2015 - $6,411,236) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $323,286 over the term of two leases, the last expiring on December 31, 2020.

Commitments in the next five years are as follows:

2016	$54,966
2017	$65,280
2018	$66,480
2019	$67,680
2020	$68,880

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2016.

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

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives.  Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2016.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
 (1)           Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

SIGNATURES

In accordance with the requirements the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2016

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer