Form 10-Q
period 2016-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2016-08-12
CIK 1069394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ________                                                                 No ____X_____

Class of Stock	No. Shares Outstanding	Date
Common	11,436,991	August 12, 201

FORM 10-Q
Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	(a) Unaudited Interim Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.	3

	(b) Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2016 and 2015.	4

	(c) Unaudited Interim Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2016 and 2015.	5

	(d) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015.	6

	(e) Notes to Unaudited Interim Consolidated Financial Statements for the Period Ended June 30, 2016.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	20

Item 4.	Controls and Procedures.	24

PART II.	OTHER INFORMATION	24

Item 6.	Exhibits.	24

SIGNATURES		25

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

ii

PART I                       FINANCIAL INFORMATION
Item 1.                       Financial Statements.
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)
	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current
Cash and cash equivalents	$2,580,646	$2,498,738
Accounts receivable (Note 3)	2,006,012	1,954,877
Short term note receivable (Note 4)	500,000	-
Inventory (Note 5)	3,220,888	3,275,476
Prepaid expenses	325,333	243,342
	8,632,879	7,972,433

Property, equipment and leaseholds (Note 5)	3,756,391	3,791,109
Patents (Note 6)	99,937	100,623
Long term deposits (Note 7)	10,822	10,169
Deferred tax asset	1,891,518	2,268,296
	$14,391,547	$14,142,630
Liabilities
Current
Accounts payable and accrued liabilities	$576,979	$826,315
Deferred revenue	35,581	40,451
Taxes payable	661,037	293,238
Short term line of credit (Note 9)	750,000	200,000
Current portion of long term debt (Note 10)	201,193	201,193
	2,224,790	1,561,197
Long Term
Loans (Note 10)	452,686	553,282
	$2,667,476	$2,114,479
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
11,427,991 common shares at June 30, 2016 (December 31, 2015: 13,177,991)	11,428	13,178
Capital in excess of par value	14,767,434	16,317,225
Other comprehensive income	(1,271,368)	(1,205,798)
Deficit	(1,793,423)	(3,096,454)

Total Stockholders’ Equity	11,714,071	12,028,151

Total Liabilities and Stockholders’ Equity	$14,391,547	$14,142,630

Commitments (Note 14)
-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016 and 2015
(U.S. Dollars -- Unaudited)
	Three Months Ended June 30,
	2016	2015

Sales	$3,733,183	$3,900,922
Cost of sales	1,750,025	2,273,992

Gross profit	1,983,158	1,626,930

Operating expenses
Wages	394,328	405,418
Administrative salaries and benefits	218,772	187,103
Advertising and promotion	2,021	9,620
Investor relations and transfer agent fee	44,281	42,922
Office and miscellaneous	112,700	72,492
Insurance	75,525	70,237
Interest expense	11,614	14,831
Rent	24,218	31,940
Consulting	30,997	29,844
Professional fees	48,778	61,819
Travel	46,004	29,221
Telecommunications	7,334	8,369
Shipping	6,238	4,996
Research	28,277	15,710
Commissions	4,193	32,460
Currency exchange	(7,015)	339
Utilities	5,400	4,451

Total operating expenses	1,053,665	1,021,772

Income (loss) before other items and income tax	929,493	605,158
Gain (loss) on sale of equipment	1,914	(18,382)
Interest income	-	1
Income (loss) before income tax	931,407	586,777

Provision for income taxes	370,170	268,106
Net income (loss)	561,237	318,671

Other comprehensive income (loss)	11,553	78,343
Comprehensive income (loss)	572,790	397,014

Net income (loss) per share (basic and diluted)	$0.05	$0.02
Weighted average number of common shares (basic)	11,427,991	13,169,991
Weighted average number of common shares (diluted)	11,577,960	13,427,466

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMREPHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2016 and 2015
(U.S. Dollars -- Unaudited)
	Six Months Ended June 30,
	2016	2015

Sales	$9,045,818	$8,864,809
Cost of sales	4,823,957	5,338,686

Gross profit	4,221,861	3,526,123

Operating expenses
Wages	748,418	796,160
Administrative salaries and benefits	423,517	374,378
Advertising and promotion	11,326	25,951
Investor relations and transfer agent fee	63,738	78,099
Office and miscellaneous	148,429	113,593
Insurance	149,173	144,655
Interest expense	22,558	32,177
Rent	46,201	64,366
Consulting	60,833	67,193
Professional fees	68,687	94,466
Travel	84,519	57,427
Telecommunications	11,925	16,529
Shipping	9,632	9,769
Research	64,005	38,410
Commissions	59,727	70,945
Currency exchange	10,980	(10,917)
Utilities	8,900	14,997
	1,992,568	1,988,198

Income (loss) before other items and income tax	2,229,293	1,537,925
Gain (loss) on sale of equipment	1,914	(45,249)
Interest income	-	2,963
Income (loss) before income tax	2,231,207	1,495,639

Provision for income taxes	928,176	672,703
Net income (loss)	1,303,031	822,936

Other comprehensive income (loss)	(65,848)	(426,426)
Comprehensive income (loss)	$1,237,183	$396,510

Net income (loss) per share (basic and diluted)	$0.11	$0.06
Weighted average number of common shares (basic)	11,485,683	13,169,991
Weighted average number of common shares (diluted)	11,558,183	13,320,109

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(U.S. Dollars -- Unaudited)
	Six Months Ended June 30,
	2016	2015

Operating activities
Net income (loss)	$1,303,031	$822,936
Stock compensation expense	23,460	35,191
Depreciation and amortization	268,695	285,177
(Increase) Decrease in deferred tax assets	104,379	-
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(540,159)	109,028
(Increase) Decrease in inventory	64,148	(180,186)
(Increase) Decrease in prepaid expenses	(80,000)	(183,749)
Increase (Decrease) in accounts payable	(263,844)	(516,939)
Increase (Decrease) in taxes payable	367,799	309,771
Increase (Decrease) in deferred revenue	-	98,128

Cash provided by (used in) operating activities	1,247,509	779,357

Investing activities
Long term deposits	(350)	-
Acquisition & sale of property and equipment	(79,750)	51,901

Cash provided by (used in) investing activities	(80,100)	51,901

Financing activities
Short term line of credit (repayment)	550,000	(350,000)
Repayments of loans	(100,597)	(100,597)
Repurchase of common stock	(1,575,000)	-

Cash provided (used) by financing activities	(1,125,597)	(450,597)

Effect of exchange rate changes on cash	40,096	(2,573)

Inflow of cash	81,908	378,088
Cash and cash equivalents, beginning	2,498,738	747,517

Cash and cash equivalents, ending	$2,580,646	$1,125,605

Supplemental disclosure of cash flow information:
Income taxes paid	$452,654	$535,000
Interest paid	$22,558	$32,177

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2016
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
In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2016, the consolidated results of operations for the three and six months ended June 30, 2016 and 2015, and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2016.

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

(q)               Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,159,668 (58%) at June 30, 2016 (December 31, 2015 - $1,298,821 or 66%).

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

In April 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-10) related to identifying performance obligations and licensing. This pronouncement is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the accounting update on its consolidated financial statements.

3.            Accounts Receivable

	June 30, 2016	December 31, 2015
Accounts receivable	$2,043,951	$1,990,283
Allowances for doubtful accounts	(37,939)	(35,406)
	$2,006,012	$1,954,877

4.            Short term note receivable

On June 22, 2016, the company issued a short term note receivable with an annual interest rate of 5%. The note was repaid in full with interest on July 25, 2016.

5.           Inventory

	June 30, 2016	December 31, 2015
Completed goods	$1,522,398	$1,162,571
Work in progress	6,539	10,466
Raw materials	1,691,951	2,102,439
	$3,220,888	$3,275,476

6.            Property, Plant & equipment

	June 30, 2016	Accumulated	June 30, 2016
	Cost	Depreciation	Net
Buildings	$4,825,143	$2,891,463	$1,933,680
Computer hardware	91,398	86,835	4,563
Furniture and fixtures	33,022	22,689	10,333
Office equipment	18,445	17,326	1,119
Manufacturing equipment	5,330,166	4,044,918	1,285,248
Trailer	13,366	12,598	768
Boat	34,400	6,536	27,864
Leasehold Improvements	75,432	7,543	67,889
Technology	105,764	95,188	10,576
Land	414,351	-	414,351
	$10,941,487	$7,185,096	$3,756,391

	December 31, 2015	Accumulated	December 31, 2015
	Cost	Depreciation	Net
Buildings	$4,766,282	$2,774,306	$1,991,976
Computer hardware	88,026	82,811	5,215
Furniture and fixtures	29,147	20,774	8,373
Office equipment	17,214	16,054	1,160
Manufacturing equipment	5,074,079	3,770,819	1,303,260
Trailer	12,474	11,630	844
Boat	34,400	3,440	30,960
Leasehold Improvements	29,604	—	29,604
Technology	98,701	78,961	19,740
Land	399,977	—	399,977
	$10,549,904	$6,758,795	$3,791,109

Amount of depreciation expense for the six months ended June 30, 2016: $261,072 (2015: $276,975) and is included in cost of sales in the unaudited interim condensed consolidated statements of comprehensive income (loss).

7.            Patents

	June 30, 2016 Cost	Accumulated Amortization	June 30, 2016 Net
Patents	$205,373	$105,436	$99,937

	December 31, 2015 Cost	Accumulated Amortization	December 31, 2015 Net
Patents	$191,698	$91,075	$100,623

Increase in 2016 cost was due to currency conversion. June 30, 2016 cost in Canadian dollars - $265,102 (December 31, 2015 - $265,102 in Canadian dollars).

Amount of amortization for the six months ended June 30, 2016 - $7,623 (2015 - $8,202) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2016	$15,247
2017	15,247
2018	15,247
2019	15,247
2020	15,247

8.            Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.
	June 30, 2016	December 31, 2015
Long term deposits	$10,822	$10,169
9.            Short-Term Line of Credit

In May 2016, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. The loan has an annual interest rate of 4.0%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2016, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of June 30, 2016 were $750,000 (December 31, 2015 - $200,000).

10.         Long Term Debt

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with
Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at June 30, 2016 was $653,879 (December 31, 2015 - $754,475).
The Company has committed to the following repayments:
2016	$100,598
2017	$201,193
2018	$201,193
2019	$150,895

As of June 30, 2016, Company was in compliance with all loan covenants.

	June 30, 2016	December 31, 2015
Continuity
Balance, beginning of period	$754,475	$1,112,689
Less: Payments on loan	100,596	337,631
Effect of exchange rate	-	(20,583)
Balance, end of period	$653,879	$754,475

Outstanding balance at:
Long term debt – Harris	653,879	754,475
Long term debt	$653,879	$754,475
Less: current portion	(201,193)	(201,193)
Balance	$452,686	$553,282

11.            Stock Options

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015 and the six-month period ended June 30, 2016:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2014	1,126,000	$1.21 – 2.45	$1.54
Granted	317,000	$0.75 – 1.05	$0.89
Cancelled or expired	(245,000)	$1.05 – 2.22	$1.72
Exercised	8,000	$1.00	$1.00
Balance, December 31, 2015	1,190,000	$0.75 – 2.45	$1.34
Cancelled or expired	(475,000)	$1.50 - 2.00	$1.65
Balance, June 30, 2016	715,000	$0.75 – 2.45	$1.13
Exercisable, June 30, 2016	557,000	$1.00 – 2.45	$1.24

The fair value of each option grant is calculated using the following weighted average assumptions:

2015
Expected life – years	3.0
Interest rate	0.78 – 1.16%
Volatility	58 - 77%
Dividend yield	--%
Weighted average fair value of options granted	$0.36 – 0.37

The Company did not grant any options during the six months ended June 30, 2016. Vesting of options granted in previous years resulted in expenses in the amount of $5,940 for consultants and $17,520 for employees during the six months ended June 30, 2016. No stock options were exercised during the period.

During the six months ended June 30, 2015 the Company granted 60,000 options to consultants that resulted in $11,782 in expenses that period. During the same period, 99,000 options were granted to employees, resulting in $19,440 in expenses that period. Options granted in previous quarters resulted in additional expenses in the amount of $1,674 for consultants and $2,295 for employees during the six months ended June 30, 2015. No stock options were exercised during the period.

As of June 30, 2016, there was approximately $23,460 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.5 years.
The aggregate intrinsic value of vested options outstanding at June 30, 2016 is $87,990.

12.         Capital Stock.

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

Six months ended June 30, 2016:
	EWCP	BPCA	Total
Revenue	$618,806	$8,427,012	$9,045,818
Interest expense	58	22,500	22,558
Depreciation and amortization	162,083	106,612	268,695
Segment profit (loss)	(356,091)	1,659,122	1,303,031
Segment property, equipment, leaseholds, and patents	2,203,389	1,652,939	3,856,328
Expenditures for segment assets	-	(79,750)	(79,750)

Six months ended June 30, 2015:
	EWCP	BPCA	Total
Revenue	$446,002	$8,418,807	$8,864,809
Interest revenue	1	2,962	2,963
Interest expense	1	32,176	32,177
Depreciation and amortization	193,819	91,358	285,177
Segment profit (loss)	(589,560)	1,412,496	822,936
Segment property, equipment, leaseholds, and patents	2,653,187	1,679,533	4,332,720
Expenditures for segment assets	252,951	(201,050)	51,901

The sales generated in the United States and Canada are as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Canada	$236,288	$270,775
United States and abroad	8,809,530	8,594,034
Total	$9,045,818	$8,864,809

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	June 30, 2016	December 31, 2015
Canada	$2,202,806	$2,211,348
United States	1,653,522	1,680,384
Total	$3,856,328	$3,891,732

 Three customers accounted for $5,208,367 (58%) of sales during the six months ended June 30, 2016 (2015 - $5,373,518 or 61%). Three customers accounted for $1,159,668 of accounts receivable (58%) at June 30, 2016 (December 31, 2015 – $1,298,821 or 66%).

14.          Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $303,963 over the term of two leases, the last expiring on December 31, 2020.
Commitments in the next five years are as follows:
2016	$35,643
2017	$65,280
2018	$66,480
2019	$67,680
2020	$68,880

15.          Subsequent Events

The Company issued 9,000 shares in August 2016 upon the exercise of employee stock options.

16.          Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition.

Overview

The Company manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries.  The Company also develops, manufactures and markets specialty chemicals that slow the evaporation of water.

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2016 are discussed below:

Six Months ended June 30, 2016

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	I	The addition of new customers.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Office and miscellaneous	I	Lump payment of property taxes in 2016 that did not occur in 2015.
Interest	D	Reduction in amount borrowed reduced interest costs.
Rent	D	Relocation to new premises.

Consulting	D	Reduced since Taber plant no longer in operation.
Professional fess	D	Termination of litigation resulted in reduced professional fees.
Travel	I	Increased to build future client base.
Research	I	Increase costs associated with regulatory compliance.
Commissions	I	Commissionable sales increased against uncommissionable sales.
Utilities	D	Reduced since Taber plant is no longer in operation.

Three months ended June 30, 2016

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	I	Addition of new customers.
BPCA products	D	Lower customer orders.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Administrative salaries and benefits	I	Increased to retain employees.
Office and miscellaneous	I	Lump payment of property taxes in 2016 that did not occur in 2015.
Interest	D	Reduction in amount borrowed reduced interest costs.
Rent	D	Relocation to new premises.
Professional fess	D	Termination of litigation resulted in reduced professional fees.
Travel	I	Increased to build future client base.
Research	I	Increase costs associated with regulatory compliance.
Commissions	D	Commissionable sales decreased against uncommissionable sales.

Three customers accounting for 52% of our sales during the three months ended June 30, 2016 (2015 – 62%) and 58% of our sales during the six months ended June 30, 2016 (2015 – 61%). The amount of revenue (all from the sale of BPCA products) attributable to each customer is shown below.

	Three months ended June 30,		Six months ended June 30,
Customer	2016	2015	2016	2015

A	$1,041,237	$1,226,031	$2,464,655	$2,310,896
B	$519,026	$975,519	$1,830,558	$2,167,821
C	$374,287		$913,154	$894,801
D	$-	$213,159	-	-

Customers with balances greater than 10% of our receivables as of June 30, 2016 and 2015 are shown below:

	June 30
	2016	2015

Company A	565,317	885,839
Company B	296,407	327,674
Company E	297,944

In 2007, we began construction of a plant in Taber, AB, Canada. The plant came on line during 2012 and we began depreciating the plant and related equipment effective January 2012.

The plant was designed to manufacture aspartic acid which is the major component of TPA's. Previously, we bought aspartic acid from China where the base raw material is oil. The plant used sugar as the base raw material. We believe that using aspartic acid manufactured from sugar would reduce our raw material costs, reduce price fluctuations generated by oil prices and reduce shipping costs.

In February 2014, we suspended production of aspartic acid at our Taber plant. The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide changed significantly. In particular, plant operating costs increased and the price of aspartic acid derived from oil was less than forecast.

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2016 and 2015 are shown below:

	2016	2015

Cash provided by (used by) operations	1,247,509	779,357
Long term deposits	(350)	-
Sale/purchases of equipment	(79,750)	51,901
Advances from (repayments of) short term line of credit	550,000	(350,000)
Repayment of loans	(100,597)	(100,597)
Repurchase of common stock	(1,575,000)	-
Changes in exchange rates	40,096	(2,573)

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2016 working capital was $6,408,089 (December 31, 2015 - $6,411,236) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $303,963 over the term of two leases, the last expiring on December 31, 2020.
Commitments in the next five years are as follows:
2016	$35,643
2017	$65,280
2018	$66,480
2019	$67,680
2020	$68,880

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2016. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 12, 2016
Flexible Solutions International, Inc

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer