Form 10-Q
period 2016-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2016-11-14
CIK 1069394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Registrant's telephone number: (250) 477-9969
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ________                                                                 No ____X_____

Class of Stock	No. Shares Outstanding	Date
Common	11,451,991	November 11 2016

FORM 10-Q
Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	(a) Unaudited Interim Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.	4

	(b) Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2016 and 2015.	5

	(c) Unaudited Interim Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2016 and 2015.	6

	(d) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015.	7

	(e) Notes to Unaudited Interim Condensed Consolidated Financial Statements for the Period Ended September 30, 2016.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	21

Item 4.	Controls and Procedures.	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	26

SIGNATURES		27

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

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars -- Unaudited)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current
Cash and cash equivalents	$2,922,238	$2,498,738
Accounts receivable (Note 3)	2,221,823	1,954,877
Inventory (Note 4)	3,074,835	3,275,476
Prepaid expenses	284,056	243,342
	8,502,952	7,972,433

Property, equipment and leaseholds (Note 5)	3,612,732	3,791,109
Patents (Note 6)	100,000	100,623
Long term deposits (Note 7)	15,348	10,169
Deferred tax asset	2,134,981	2,268,296
	$14,366,013	$14,142,630
Liabilities
Current
Accounts payable and accrued liabilities	$710,883	$826,315
Deferred revenue	42,786	40,451
Taxes payable	727,682	293,238
Short term line of credit (Note 8)	250,000	200,000
Current portion of long term debt (Note 9)	201,193	201,193
	1,932,544	1,561,197
Long Term
Loans (Note 9)	402,387	553,282
	$2,334,931	$2,114,479
Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
11,451,991 common shares at September 30, 2016 (13,177,991 at December 31, 2015)	11,452	13,178
Capital in excess of par value	14,801,954	16,317,225)
Other comprehensive income	(1,074,865)	(1,205,798)
Deficit	(1,707,459)	(3,096,454

Total Stockholders’ Equity	12,031,082	12,028,151

Total Liabilities and Stockholders’ Equity	$14,366,013	$14,142,630

Commitments (Note 13)

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2016 and 2015
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2016	2015
Sales	$3,117,034	$3,303,216
Cost of sales	1,997,597	2,094,258

Gross profit	1,119,437	1,208,958

Operating expenses
Wages	370,613	368,861
Administrative salaries and benefits	209,256	172,607
Advertising and promotion	5,902	4,082
Investor relations and transfer agent fee	32,806	21,879
Office and miscellaneous	67,026	94,211
Insurance	79,522	73,695
Interest expense	11,318	11,867
Rent	23,060	31,748
Consulting	32,981	38,689
Professional fees	77,151	35,459
Travel	22,420	29,497
Telecommunications	6,145	7,442
Shipping	2,424	4,938
Research	13,865	28,572
Commissions	5,351	2,585
Currency exchange	(14,740)	(36,807)
Utilities	3,231	4,777

Total operating expenses	948,331	894,102

Income (loss) before other items and income tax	171,106	314,856
Gain (loss) on sale of equipment	4,934	-
Interest income	2,161	-
Income (loss) before income tax	178,201	314,856

Provision for income taxes	92,237	77,654
Net income (loss)	85,964	237,202

Other comprehensive income (loss)	196,503	(350,433)
Comprehensive income (loss)	282,467	(113,231)
Net income (loss) per share (basic and diluted)	$0.01	$0.02
Weighted average number of common shares - basic	11,434,187	13,177,208
Weighted average number of common shares – diluted	11,694,530	13,220,047

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2016 and 2015
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2016	2015

Sales	$12,162,852	$12,168,025
Cost of sales	6,821,554	7,432,944

Gross profit	5,341,298	4,735,081

Operating expenses
Wages	1,119,031	1,165,021
Administrative salaries and benefits	632,773	546,985
Advertising and promotion	17,228	30,033
Investor relations and transfer agent fee	96,544	99,978
Office and miscellaneous	215,455	207,803
Insurance	228,695	218,350
Interest expense	33,876	44,044
Rent	69,261	96,114
Consulting	93,814	105,882
Professional fees	145,838	129,925
Travel	106,939	86,924
Telecommunications	18,070	23,971
Shipping	12,056	14,707
Research	77,870	66,982
Commissions	65,078	73,530
Currency exchange	(3,760)	(47,724)
Utilities	12,131	19,774
	2,940,899	2,882,299

Income (loss) before other items and income tax	2,400,399	1,852,782
Gain (loss) on sale of equipment	6,848	(45,249)
Interest income	2,161	2,963
Income (loss) before income tax	2,409,408	1,810,496

Provision for income taxes	1,020,413	750,357
Net income (loss)	1,388,995	1,060,139

Other comprehensive income (loss)	130,933	(776,859)
Comprehensive income (loss)	1,519,928	283,280

Net income (loss) per share (basic and diluted)	$0.12	$0.08
Weighted average number of common shares - basic	11,468,392	13,172,423
Weighted average number of common shares – diluted	11,616,265	13,284,267

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities
Net income (loss)	$1,388,995	$1,060,139
Stock compensation expense	31,923	52,787
Depreciation	405,186	430,347
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(277,579)	(249,171)
(Increase) Decrease in inventory	141,995	(311,450)
(Increase) Decrease in prepaid expenses	(38,213)	(208,917)
(Increase) Decrease in deferred tax assets	133,572	-
Increase (Decrease) in accounts payable	(36,959)	(454,802)
Increase (Decrease) in taxes payable	434,444	137,425
Increase (Decrease) in deferred revenue	-	(2,641)

Cash provided by (used in) operating activities	2,183,364	1,574,959

Investing activities
Long term deposits	(350)	(5,440)
Sale (purchase) of property and equipment	(101,762)	41,432

Cash provided by (used in) investing activities	(102,112)	35,992

Financing activities
Short term line of credit	50,000	(500,000)
Loan repayment	(150,895)	(150,895)
Repurchase of common stock	(1,575,000)	-
Proceeds from issuance of common stock	26,080	8,000

Cash provided (used) by financing activities	(1,649,815)	(642,895)

Effect of exchange rate changes on cash	(7,937)	(31,602)

Inflow (outflow) of cash	423,500	936,454
Cash and cash equivalents, beginning	2,498,738	747,517

Cash and cash equivalents, ending	$2,922,238	$1,683,971

Supplemental disclosure of cash flow information:
Income taxes paid	$452,654	$785,000
Interest paid	$33,876	$44,044

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2016
(U.S. Dollars -- Unaudited)
1.
Basis of Presentation.

These unaudited interim condensed consolidated interim financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”, “we”, or “our”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc. and Conserve H2O Ltd. All inter-company balances and transactions have been eliminated. The company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.
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
In the opinion of the Company’s management, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2016, the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
(f)
Foreign Currency.
The functional currency of three of the Company’s subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income (loss) in the condensed interim consolidated statements of operations and comprehensive income (loss).

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

Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until the criteria for revenue recognition has been met, and payments become due or cash is received from these distributors.

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
(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2016, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the condensed interim consolidated statements of operations and comprehensive income (loss).

(q)               Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,416,688 (64%) at September 30, 2016 (December 31, 2015 - $1,298,821 or 66%).

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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
3.           Accounts Receivable.
	September 30, 2016	December 31, 2015
Accounts receivable	$2,259,273	$1,990,283
Allowances for doubtful accounts	(37,449)	(35,406)
	$2,221,823	$1,954,877

4.           Inventory.

	September 30, 2016	December 31, 2015
Completed goods	$1,229,113	$1,162,571
Work in progress	5,695	10,466
Raw materials	1,840,027	2,102,439
	$3,074,835	$3,275,476

5.          Property, Plant & equipment.

	September 30, 2016	Accumulated	September 30, 2016
	Cost	Depreciation	Net
Buildings	$4,803,698	$2,933,903	$1,869,795
Computer hardware	90,745	86,608	4,137
Furniture and fixtures	32,824	22,931	9,893
Office equipment	18,207	17,164	1,043
Manufacturing equipment	5,307,976	4,088,028	1,219,948
Trailer	13,194	12,502	692
Boat	34,400	8,084	26,316
Leasehold improvements	75,432	11,315	64,117
Technology	104,398	99,178	5,220
Land	411,571	-	411,571
	$10,892,445	$7,279,713	$3,612,732

	December 31, 2015	Accumulated	December 31, 2015
	Cost	Depreciation	Net
Buildings	$4,766,282	$2,774,306	$1,991,976
Computer hardware	88,026	82,811	5,215
Furniture and fixtures	29,147	20,774	8,373
Office equipment	17,214	16,054	1,160
Manufacturing equipment	5,074,079	3,770,819	1,303,260
Trailer	12,474	11,630	844
Boat	34,400	3,440	30,960
Leasehold Improvements	29,604	—	29,604
Technology	98,701	78,961	19,740
Land	399,977	—	399,977
	$10,549,904	$6,758,795	$3,791,109

Amount of depreciation expense for 2016: $393,630 (2015: $418,274).

6.           Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2016 Cost	Accumulated Amortization	September 30, 2016 Net
Patents	$202,591	$102,591	$100,000

	December 31, 2015 Cost	Accumulated Amortization	December 31, 2015 Net
Patents	$191,698	$91,075	$100,623

Increase in 2016 cost was due to currency conversion. 2016 cost in Canadian dollars - $265,102 (2015 - $265,102 in Canadian dollars).

Amount of amortization for 2016 - $11,556 (2015 - $12,073)

Estimated amortization expense over the next five years is as follows:

2016	$15,408
2017	15,408
2018	15,408
2019	15,408
2020	15,408

7.           Long Term Deposits.

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.
	September 30, 2016	December 31, 2015
Long term deposits	$15,348	$10,169

8.           Short-Term Line of Credit.

In May 2016, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. The loan has an annual interest rate of 4.0%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2016, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of September 30, 2016 were $250,000 (December 31, 2015 - $200,000).

9.           Long Term Debt.

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with

Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at September 30, 2016 was $603,580 (December 31, 2015 - $754,475).
The Company has committed to the following repayments:
2016	$50,299
2017	$201,193
2018	$201,193
2019	$150,895

As of September 30, 2016, Company was in compliance with all loan covenants.

Continuity	September 30, 2016	December 31, 2015
Balance, beginning of period	$754,475	$1,112,689
Less: Payments on loan	150,895	337,631
Effect of exchange rate	-	(20,583)
Balance, end of period	$603,580	$754,475

Outstanding balance at:
Long term debt – Harris	603,580	754,475
Long term debt	$603,580	$754,475
Less: current portion	(201,193)	(201,193)
Balance	$402,387	$553,282

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

The Company may issue stock options to provide incentives to directors, key employees and other persons who contribute to the success of the Company. The exercise price of all incentive options cannot be less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015 and the nine-month period ended September 30, 2016:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2014	1,126,000	$1.21 – 2.45	$1.54
Granted	317,000	$0.75 – 1.05	$0.89
Cancelled or expired	(245,000)	$1.05 – 2.22	$1.72
Exercised	8,000	$1.00	$1.00
Balance, December 31, 2015	1,190,000	$0.75 – 2.45	$1.34
Exercised	24,000	$1.00 – 1.21	$1.09
Cancelled or expired	(513,000)	$0.75 - 2.00	$1.61
Balance, September 30, 2016	653,000	$0.75 – 2.45	$1.13
Exercisable, September 30, 2016	506,000	$1.00 – 2.45	$1.24

The fair value of each option grant is calculated using the following weighted average assumptions:

2015
Expected life – years	3.0
Interest rate	0.78 – 1.16%
Volatility	58 - 77%
Dividend yield	--%
Weighted average fair value of options granted	$0.36 – 0.37

The Company did not grant any options during the nine months ended September 30, 2016. Vesting of options granted in previous years resulted in expenses in the amount of $8,910 for consultants and $23,013 for employees during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015 the Company granted 60,000 options to consultants that resulted in $17,673 expenses for the nine month period. During the same period, 99,000 options were granted to employees, resulting in $29,160 in expenses for the nine months ended September 30, 2015. Options granted in previous quarters resulted in additional expenses in the amount of $2,511 for consultants and $3,443 for employees during the nine months ended September 30, 2015.

As of September 30, 2016, there was approximately $8,340 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of .25 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2016 is $529,960.

11.         Capital Stock.

The Company issued 9,000 shares upon the exercise of employee stock options in August 2016 and issued 15,000 shares upon the exercise of consultant stock options in September 2016.

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

Nine months ended September 30, 2016:
	EWCP	BPCA	Total

Revenue	$750,415	$11,412,437	$12,162,852
Interest revenue	1	2,160	2,161
Interest expense	59	33,817	33,876
Depreciation and amortization	244,644	160,542	405,186
Segment profit (loss)	(492,829)	1,881,824	1,388,995
Segment assets	2,097,841	1,614,891	3,712,732
Expenditures for segment assets	(6,130)	(95,632)	(101,762)

Nine months ended September 30, 2015:
	EWCP	BPCA	Total

Revenue	$639,166	$11,528,859	$12,168,025
Interest revenue	1	2,962	2,963
Interest expense	2	44,042	44,044
Depreciation and amortization	292,898	137,449	430,347
Segment profit (loss)	(815,193)	1,875,332	1,060,139
Segment assets	2,386,007	1,638,942	4,024,949
Expenditures for segment assets	247,982	(206,550)	41,432

The sales generated in the United States and Canada are as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Canada	$361,683	$261,057
United States and abroad	11,801,169	11,906,968
Total	$12,162,852	$12,168,025

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2016	December 31, 2015
Canada	$2,097,841	$2,211,348
United States	1,614,891	1,680,384
Total	$3,712,732	$3,891,732

Three customers accounted for $7,154,393 (59%) of sales during the nine months ended September 30, 2016 (2015 - $7,586,641 or 62%). Three customers accounted for $1,416,688 of accounts receivable (64%) at September 30, 2016 (December 31, 2015 – $1,298,821 or 66%).

13.         Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $296,561 over the term of two leases, the last expiring on December 31, 2020.
Commitments in the next five years are as follows:
2016	$19,300
2017	$74,221
2018	$66,480
2019	$67,680
2020	$68,880

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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2016 are discussed below:

Nine Months ended September 30, 2016
Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	I	Addition of new customers.
BPCA products	D	Lower customer orders.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Administrative salaries and benefits	I	Increased to retain employees.
Interest	D	Reduction in amount borrowed.
Rent	D	Relocation to new premises.
Consulting	D	Reduced since the Taber plant is no longer operational.
Professional fess	I	Increased legal and accounting costs.

Travel	I	Increased to build future client base.
Commissions	D	Uncommissionable sales increased against commissionable sales.

Three months ended September 30, 2015
Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	D	Lower customer orders
BPCA products	D	Lower customer orders.
Administrative salaries and benefits	I	Increased to retain employees.
Office and miscellaneous	D	Reduced since the Taber plant is no longer operational.
Rent	D	Relocation to new premises.
Consulting	D	Reliance on employees over consultants.
Professional fess	I	Increased legal and accounting costs.
Travel	I	Increased to build future client base.
Commissions	D	Uncommissionable sales increased against commissionable sales.

Three customers accounting for 68% of our sales during the three months ended September 30, 2016 (2015 – 73%) and 59% of our sales during the nine months ended September 30, 2016 (2015 - $62%). The amount of revenue attributable to each customer is shown below.

	Thre Months Eded		Nine Months Ended
Customer	2016	2015	2016	2015

A	$821,469	$1,232,136	$3,286,124	$3,543,032
B	$1,124,557	$968,015	$2,955,115	$3,135,836
C	-	-	$913,154	$907,773
D	-	$201,348	-	-
E	$173,015	-	-	-

Customers with balances greater than 10% of our receivables as of September 30, 2016 and 2015 are shown below:

	September 30
	2016	2015

Company A	667,894	961,206
Company B	642,425	420,223

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2016 and 2015 are shown below:

	2016	2015
Cash provided by (used by) operations	2,183,364	1,574,959
Sales (purchases) of equipment	(101,762)	41,432
Long term deposits	(350)	(5,440)
Advances from (repayments of) short term line of credit	50,000	(500,000)
Repayment of loans	(150,895)	(150,895)
Repurchase of common stock	(1,575,000)	-
Proceeds from issuance of common stock	26,080	8,000
Changes in exchange rates	(7,937)	(31,602)

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2016, working capital was $6,570,408 (December 31, 2015 - $6,411,236) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $296,561 over the term of two leases, the last expiring on December 31, 2020.
Commitments in the next five years are as follows:
2016	$19,300
2017	$74,221
2018	$66,480
2019	$67,680
2020	$68,880

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

Item 4.                   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2016. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2016
Flexible Solutions International, Inc

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer