Form 10-K
period 2016-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2017-03-31
CIK 1069394

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

(X)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

As of June 30, 2016 the aggregate market value of the Company’s common stock held by non-affiliates was $9,647,527 based on the closing price for shares of the Company’s common stock on the NYSE MKT for that date.

As of March 30, 2017, the Company had 11,460,991 issued and outstanding shares of common stock.

Documents incorporated by reference:  None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that our actual results will be consistent with these forward-looking statements. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this Annual Report this Annual Report is filed with the Securities and Exchange Commission.

-ii-

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

We have 18 non-exclusive distributorships in Canada and the United States for the sale of bulk HEATSAVR® (without the ECOSAVR® dispenser) and exclusive distributorships in Australia, Chile, South Africa, and parts of Eastern and Western Europe.  We support our distributors and seek additional market opportunities by annually attending the major pool industry trade shows in the United States. We also advertise in trade magazines and maintain a website which has information about our products.

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

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2016	2015

Company A	$5,180,333	$4,854,764
Company B	$3,560,645	$4,144,707
Company C	$1,407,064	$1,421,694

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2016	2015

Company A	$1,822,743	$814,848
Company B	-	$281,816
Company D	-	$202,157

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

Manufacturing

Our HEATSAVR® and ECOSAVR® products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for these products and we do not have any long term supply contracts for any of these items. We manufactured these products in our plant in Taber, Alberta, Canada.

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

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage that was paid in June 2008. The building has been renovated and can be used for various industrial purposes. It was operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs. Aspartic acid made in Taber was then shipped to our plant in Illinois for finishing. In February 2014 we suspended production of aspartic acid at our Taber plant. The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly. In particular, plant operating costs have risen and the price of aspartic acid derived from oil was less than forecast. Subsequent to year end, the Taber plant was destroyed in a fire.

Government Regulations

HEATSAVR® and ECOSAVR®

Chemical products for use in swimming pools are covered by a variety of governmental regulations in all countries where we sell these products. These regulations cover packaging, labeling, and product safety. We believe our products are in compliance with these regulations.

WATERSAVR®

Our WATERSAVR® product is subject to regulation in most countries, particularly for agricultural and drinking water uses. We do not anticipate that governmental regulations will be an impediment to marketing WATERSAVR® because the components in WATERSAVR® have historically been used in agriculture for many years for other purposes. Nevertheless, we we may require country or state approval on a case by case basis to sell WATERSAVR® in the United States for agricultural and drinking water uses. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States.

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

Research and Development

We spent $95,028 during the year ended December 31, 2016 and $95,265 during year ended December 31, 2015 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2016 we had 27 employees, including one officer, nine sales and customer support personnel, and seventeen manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the additional expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States. Neverless, we may require county or state approval on a case by case basis. We expect to spend $200,000 on the marketing and production of our WATERSAVR® product in fiscal 2017.

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

Revenues from shipments made outside of the United States accounted for approximately 71% of our revenues in the year ended December 31, 2016, 75% in the year ended December 31, 2015 and 75% in the year ended December 31, 2014. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

We currently allow our major customers between 30 and 90 days to pay for each sale. This practice, while customary, presents an accounts receivable write-off risk in that if one or more of our significant customers defaulted on their payment obligations to us, such write-off, if substantial, would have a material adverse effect on our business and results of operations.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease 1,100sq.ft. in Victoria, British Columbia that is used for administration and sales at $968 per month, effective to October 2016. We also have a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,440 per month with a lease effective to December 2020 and 30,600 sq. ft. of warehouse space in Peru, IL used for storage and extra capacity at a cost of $10,270 per month with a lease effective to October 2021. We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products as well as a building and 3.3 acres of land in Taber, Alberta, Canada. Our building in Taber has been renovated and can be used for various industrial purposes.  In February 2014, we decided to stop aspartic acid production at the Taber facility. Subsequent to year end, the Taber plant was destroyed in a fire.

Item 3.   Legal Proceedings.

None.

Item 4.    Mine Safety Disclosure

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE MKT under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2016	First Quarter	$1.10	$0.75
	Second Quarter	1.81	0.84
	Third Quarter	2.41	1.33
	Fourth Quarter	2.26	1.20

		High	Low

Year Ended December 31, 2015	First Quarter	$1.70	$1.06
	Second Quarter	2.86	1.16
	Third Quarter	2.09	0.93
	Fourth Quarter	1.00	0.66

As of December 31, 2016 we had approximately 2,200 shareholders.

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

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2015 and 2016.

As of March 30, 2017 we had 11,460,991 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2017:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	743,000	A

A.
Options are exercisable at prices ranging from $0.75 to $2.00 per share. See Item 11 of this report for more information concerning these options.

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

Material changes in line items in our Statement of Operations for the year ended December 31, 2016 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Addition of new customers
TPA products	I	Increased uptake from new and existing customers and new agriculture products.
Gross Profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.
Administrative salaries and benefits	I	Increased wages to retain employees.
Office and miscellaneous	D	Reduced since the Taber plant is not in operation.
Rent	D	Relocation to new premises.
Consulting	D	Reduced since the Taber plant is not in operation.
Professional fess	I	Increased legal and accounting costs.
Travel	I	Increased to build future client base.
Commissions	D	Uncommissionable sales increased against commissionable sales.

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

Capital Resources and Liquidity

Our material sources and <uses> of cash during the year ended December 31, 2016 were:

Cash provided by operations	$1,775,226
Long term deposits	(15,925)
Net purchases of equipment	(114,270)
Investment in ENP Peru investments LLC	(87,500)
Advance from short term line of credit	50,000
Repayment of loans	(201,193)
Repurchase of common stock	(1,575,000)
Proceeds from issuance of common stock	32,600
Exchange rate changes	107,390

Our material sources and <uses> of cash during the year ended December 31, 2015 were:

Cash provided by operations	$2,736,651
Long term deposits	(4,697)
Net purchases of equipment	(59,030)
Repayment of short term line of credit	(550,000)
Repayment of loans	(343,661)
Proceeds from issuance of common stock	8,000
Exchange rate changes	(36,042)

In 2007, we began construction of a plant in Taber, AB, Canada. The plant came on line during 2012 and we began depreciating the plant and related equipment effective January 2012.

In February 2014 we suspended production of aspartic acid at our Taber plant. The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly. In particular, plant operating costs have risen and the price of aspartic acid derived from oil was less than forecast.

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2016, our working capital was $7,150,606 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $934,854 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next five year are as follows:

2017	$206,934
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2017.

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

See Note 2 to the consolidated financial statements included as part of this report for a description of our significant accounting policies.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2016 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FLEXIBLE SOLUTIONS INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter
Subsequent to December 31, 2016, the Company’s facility in Taber, Alberta, was destroyed in a fire. Refer to note 17 of the consolidated financial statements. Our opinion is not modified with respect to this matter.

Vancouver, Canada  Chartered Professional Accountants
March 31, 2017

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
As at December 31
(U.S. Dollars)
	2016	2015

Assets

Current
Cash and cash equivalents	$2,470,066	$2,498,738
Accounts receivable (see Note 3)	3,008,153	1,954,877
Inventories (see Note 4)	3,786,093	3,275,476
Prepaid expenses	228,699	243,342
Total current assets	9,493,011	7,972,433

Property, equipment and leaseholds, net (see Note 5)	3,393,944	3,791,109
Patents (see Note 6)	95,890	100,623
Long term deposits (see Note 7)	26,163	10,169
Investment (Note 8)	122,480	-
Deferred tax asset (see Note 11)	2,026,999	2,268,296

Total Assets	$15,158,487	$14,142,630

Liabilities

Current
Accounts payable and accrued liabilities	$902,037	$826,315
Deferred revenue	95,308	40,451
Income taxes payable	893,867	293,238
Short term line of credit (Note 9)	250,000	200,000
Current portion of long term debt (see Note 10)	201,193	201,193
Total current liabilities	2,342,405	1,561,197
Long term debt (see Note 10)	352,089	553,282
Total liabilities	2,694,494	2,114,479

Stockholders’ Equity

Capital stock (see Note 14)
Authorized
50,000,000 common shares with a par value of $0.001 each
1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
11,457,991 (2015: 13,177,991) common shares	11,458	13,178
Capital in excess of par value	14,842,863	16,317,225
Other comprehensive income	(1,087,208)	(1,205,798)
Accumulated Deficit	(1,303,120)	(3,096,454)

Total Stockholders’ Equity	12,463,993	12,028,151

Total Liabilities and Stockholders’ Equity	$15,158,487	$14,142,630

Commitments and Subsequent events
(See Notes 16 and 17)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31
(U.S. Dollars)
	2016	2015

Sales	$16,246,014	$15,898,547
Cost of sales	9,256,526	9,696,544

Gross profit	6,989,488	6,202,003

Operating Expenses
Wages	1,528,031	1,532,252
Administrative salaries and benefits	838,837	715,773
Advertising and promotion	21,199	34,445
Investor relations and transfer agent fee	131,037	125,917
Office and miscellaneous	269,800	308,016
Insurance	301,856	292,460
Interest expense	41,699	55,770
Rent	117,715	127,916
Consulting	119,198	131,714
Professional fees	184,931	172,414
Travel	140,340	109,051
Telecommunications	24,363	34,473
Shipping	16,338	20,660
Research	95,098	95,265
Commissions	66,839	122,868
Currency exchange	(10,602)	(55,892)
Utilities	17,495	28,434

Total operating expenses	3,904,174	3,851,536

Operating income	3,085,314	2,350,467

Gain on sale of equipment	6,848	(45,249)
Loss on investment	(15,086)	-
Interest income	2,184	2,963
Income before income tax	3,079,260	2,308,181

Income taxes (Note 11)
Deferred income (expense) tax recovery	(303,793)	(38,157)
Income tax expense	(982,133)	(765,328)

Net income for the year	$1,793,334	$1,504,696

Other comprehensive loss	118,590	(938,246)
Comprehensive income (loss)	1,911,924	566,450

Income per share (basic and diluted) (Note 12)	$0.16	$0.11
Weighted average number of common shares (basic)	11,464,270	13,173,827
Weighted average number of common shares (diluted)	11,635,136	13,307,021

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
For Years Ended December 31
(U.S. Dollars)

	2016	2015

Operating activities
Net income	$1,793,334	$1,504,696
Adjustments to reconcile net income to net cash:
Stock based compensation	66,318	82,112
Depreciation and amortization	540,079	578,338
Loss on investment	15,086	-
Deferred tax expense (recovery)	303,793	38,157

Changes in non-cash working capital items:
Decrease (Increase) in accounts receivable	(1,199,267)	349,470
Decrease (Increase) in inventories	(506,278)	125,047
(Increase) Decrease in prepaid expenses	15,793	(127,946)
Increase (Decrease) in accounts payable	90,111	38,523
Increase (Decrease) in taxes payable	600,629	152,396
(Decrease) Increase deferred revenue	55,628	33,786

Cash provided by operating activities	1,775,226	2,736,651

Investing activities
Long term deposits	(15,925)	(4,697)
Investment	(87,500)	-
Net purchase of property and equipment	(114,270)	(59,030)

Cash used in investing activities	(217,695)	(63,727)

Financing activities
Draw on (repayment) of short term line of credit	50,000	(550,000)
Loan repayment	(201,193)	(343,661)
Repurchase of common stock	(1,575,000)
Proceeds of issuance of common stock	32,600	8,000

Cash used in financing activities	(1,693,593)	(885,661)

Effect of exchange rate changes on cash	107,390	(36,042)

Inflow of cash	(28,672)	1,751,221
Cash and cash equivalents, beginning	2,498,738	747,517

Cash and cash equivalents, ending	$2,470,066	$2,498,738

Supplemental disclosure of cash flow information:
Income taxes paid	452,654	785,000
Interest paid	41,699	55,770

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2016 and 2015
(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity

Balance December 31, 2014	13,169,991	$13,170	$16,227,121	$(4,601,150)	$(267,552)	$11,371,589

Translation adjustment	—	—	—	—	(938,246)	(938,246)

Net income	—	—	—	1,504,696	—	1,504,696

Comprehensive income	—	—	—	—	—	566,450

Common stock issued	8,000	8	7,992	—	—	8,000

Stock-based compensation	—	—	82,112	—	—	82,112

Balance December 31, 2015	13,177,991	$13,178	$16,317,225	$(3,096,454)	$(1,205,798)	$12,028,151

Translation adjustment	—	—	—	—	118,590	118,590

Net income	—	—	—	1,793,334	—	1,793,334

Comprehensive income	—	—	—	—	—	1,911,924

Common stock cancelled	(1,750,000)	(1,750)	(1,573,250)	—	—	(1,575,000)

Common stock issued	30,000	30	32,570	—	—	32,600

Stock-based compensation	—	—	66,318	—	—	66,318

Balance December 31, 2016	11,457,991	$11,458	$14,842,864	$(1,303,120)	$(1,087,208)	$12,463,993

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015
(U.S. Dollars)

1.
Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd. and Natural Chem SEZC Ltd. All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

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

(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2016 and 2015.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2016, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the condensed interim consolidated statements of operations and comprehensive income (loss).

(q)               Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-performance by counterparties to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $2,032,646 (67%) at December 31, 2016 (December 31, 2015 - $1,298,821 or 66%).

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

(r)               Equity Method Investment

We account for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company's ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and our share of the investee's earnings or losses together with other-than-temporary impairments which are recorded through interest and other loss, net in the consolidated statements of operations and comprehensive income (loss).

(s)               Adoption of new accounting principles

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

(t)               Accounting Pronouncements Not Yet Adopted

 In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates step two in the current two-step impairment test under ASC 350. Under the new standard, a goodwill impairment will be recorded for any excess of a reporting unit's carrying value over its fair value. A prospective transition approach is required. The standard is effective for annual and interim reporting periods beginning after December 15, 2019 with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will require lessees to recognize most leases on their balance sheet and makes selected changes to lessor accounting. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The standard will require inventory to be measured at the lower of cost or net realizable value. The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance. The standard will require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017. We are currently evaluating the transition method we will elect and the effect on our consolidated financial statements.

3.
Accounts Receivable

	2016	2015

Accounts receivable	$3,044,652	$1,990,283
Allowances for doubtful accounts	(36,499)	(35,406)
	$3,008,153	$1,954,877

4.           Inventories

	2016	2015

Completed goods	$1,646,465	$1,162,571
Work in progress	2,572	10,466
Raw materials	2,137,056	2,102,439
	$3,786,093	$3,275,476

5.
Property, Equipment and Leaseholds

	2016	Accumulated	2016
	Cost	Depreciation	Net
Buildings	$4,762,094	$2,967,370	$1,794,724
Computer hardware	89,480	85,784	3,696
Furniture and fixtures	32,439	23,142	9,297
Office equipment	17,745	16,788	957
Manufacturing equipment	5,236,404	4,102,635	1,133,769
Trailer	12,859	12,250	609
Boat	34,400	9,632	24,768
Leasehold improvements	85,432	15,419	70,013
Technology	101,748	101,748	—
Land	356,111	—	356,111
	$10,728,712	$7,334,768	$3,393,944

	2015	Accumulated	2015
	Cost	Depreciation	Net
Buildings	$4,766,282	$2,774,306	$1,991,976
Computer hardware	88,026	82,811	5,215
Furniture and fixtures	29,147	20,774	8,373
Office equipment	17,214	16,054	1,160
Manufacturing equipment	5,074,079	3,770,819	1,303,260
Trailer	12,474	11,630	844
Boat	34,400	3,440	30,960
Leasehold improvements	29,604	—	29,604
Technology	98,701	78,961	19,740
Land	399,977	—	399,977
	$10,549,904	$6,758,795	$3,791,109

Amount of depreciation expense for 2016: $524,463 (2015: $562,471) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

6.
Patents

	2016 Cost	Accumulated Amortization	2016 Net
Patents	$197,448	$101,558	$95,890

	2015 Cost	Accumulated Amortization	2015 Net
Patents	$191,698	$91,075	$100,623

Increase in 2016 cost was due to currency conversion. 2016 cost in Canadian dollars - $265,102 (2015 - $265,102 in Canadian dollars).

Amount of amortization for 2016: $15,616 (2015: $15,867) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2017	$16,438
2018	16,438
2019	16,438
2020	16,438
2021	16,438

7.
Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	2016	2015

Long term deposits	$26,163	$10,169

8.
Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which we acquired in fiscal 2016. ENP Peru is located in the state of Illinois and leases warehouse space. We account for this investment using the equity method of accounting. A summary of our investment is as follows:

December 31, 2016
January 1, 2016 Balance	-
Capital contributions	$150,066
Return of equity	(12,500)
Loss in equity method investment	(15,086)
December 31, 2016 Balance	$122,480

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

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2016, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of December 31, 2016 were $250,000 (December 31, 2015 - $200,000).

10.
Long Term Debt

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with

Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at December 31, 2016 was $553,282 (December 31, 2015 - $754,475).

The Company has committed to the following repayments:

2017	$201,193
2018	$201,193
2019	$150,896

As of December 31, 2016, Company was in compliance with all loan covenants.

	December 31, 2016	December 31, 2015
Continuity
Balance, beginning of period	$754,475	$1,112,689
Less: Payments on loan	201,193	337,631
Effect of exchange rate	-	(20,583)
Balance, end of period	$553,282	$754,475

Outstanding balance at:
Long term debt – Harris	553,282	754,475
Long term debt	$553,282	$754,475
Less: current portion	(201,193)	(201,193)
Balance	$352,089	$553,282

11.
Income Tax

The provision for income tax expense (benefit) is comprised of the following:

	2016	2015
Current tax, federal	$787,539	$613,691
Current tax, state	194,594	151,637
Current tax, foreign	-	-
Current tax, total	982,133	765,328

Deferred income tax, federal	41,343	77,365
Deferred income tax, state	10,215	19,116
Deferred income tax, foreign	252,235	(58,324)
Deferred income tax, total	303,793	38,157
Total	$3,191,056	$803,485

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	2016	2015
Income (loss) before taxes	3,079,260	2,308,181
US statutory tax rates	39.12%	39.12%
Expected income tax (recovery)	1,207,840	902,845
Non-deductible items	(139,975)	39,872
Change in estimates	228,495	12,336
Change in enacted tax rate	4,437	(158,840)
Option expired during the year	8,418	35,685
Foreign tax rate difference	(46,498)	(40,393)
Change in valuation allowance	22,878	11,977
Total income taxes (recovery)	1,285,595	803,483

Current income tax expenses (recovery)	982,133	765,328
Deferred tax expenses (recovery)	303,792	38,156
Total income taxes (recovery)	1,285,925	803,484

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2016 and 2015 are comprised of the following:

Canada	2016	2015
Non capital loss carryforwards	830,476	1,068,935
Patents	45,351	36,070
Fixed assets	848,843	809,404
Financial instruments	-	-
	1,724,670	1,914,409
Valuation Allowance	-	-
Net Deferred tax asset (liability)	1,724.670	1,914,409

USA
	2016	2015
Fixed Assets	322,634	353,907
Stock-Based Compensation	209,242	206,648
	531,876	560,556
Deferred tax asset not recognized	229,547	206,669
Net Deferred tax asset	302,329	353,886

The Company has non-operating loss carryforwards of approximately $3,075,838 (2015 - $3,959,018) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Loss
2030	656,645
2031	805,757
2032	927,780
2033	683,283
2034	-
2035	-
2036	-
2037	2,372
Total	3,075,838

As at December 31, 2016, the Company has no net operating losses carryforward available for US tax purposes.

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

                As at December 31, 2016 and 2015, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

12.
Income Per Share

We present both basic and diluted income per share on the face of our consolidated statements of operations. Basic and diluted income per share are calculated as follows:

	2016	2015

Net income (loss)	$1,793,334	$1,504,696
Weighted average common shares outstanding:
Basic	11,464,270	13,173,827
Diluted	11,635,136	13,307,021
Net income (loss) per common share:
Basic and Diluted	$0.16	$0.11

Certain stock options whose terms and conditions are described in Note 12, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2016	2015

Anti-dilutive options	72,000	552,000

There were no preferred shares issued and outstanding during the years ended December 31, 2016 or 2015.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2016 and 2015:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2014	1,126,000	$1.21 - $2.45	$1.54
Granted	317,000	$0.75 – 1.05	$0.89
Cancelled or expired	(245,000)	$1.05 – 2.22	$1.72
Exercised	8,000	$ 1.00	$ 1.00
Balance, December 31, 2015	1,190,000	$0.75 - $2.45	$1.34
Granted	168,000	$1.42	$1.42
Cancelled or expired	(515,000)	$0.75 – 2.45	$1.61
Exercised	(30,000)	$1.00 – 1.21	$1.09
Balance, December 31, 2016	813,000	$0.75 – 2.22	$1.19
Exercisable, December 31, 2016	647,000	$0.75 – 2.22	$1.13

The weighted-average remaining contractual life of outstanding options is 2.8 years. The aggregate intrinsic value of options outstanding at December 31, 2016 is nil (2015 - $418,330).

The fair value of each option grant is calculated using the following weighted average assumptions:

	2016	2015

Expected life – years	3.0	3.0
Interest rate	1.37%	0.78 – 1.16%
Volatility	75.64%	57-77%
Dividend yield	--%	--%
Weighted average fair value of options granted	$0.7073	$0.36-0.37

During the year ended December 31, 2016, the Company granted 40,000 (2015 – 100,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $5,658 (2015 - $26,533). Options granted in other years resulted in additional expenses of $11,879 (2015 – $3,348). During the year ended December 31, 2016, employees were granted 128,000 (2015 – 217,000) stock options, which resulted in additional expenses of $17,824 (2015 – $47,788). Options granted in other years resulted in additional expenses in the amount of $30,957 for employees during the year ended December 31, 2016 (2015 - $4,591). There were 30,000 employee stock options exercised during the year ended December 31, 2016 (2015 – 8,000).

As of December 31, 2016, there was approximately $93,929 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1 year.

14.
Capital Stock.

On January 6, 2016, the Company repurchased 1,750,000 shares of its common stock at $0.90 per share for a total purchase price of $1,575,000. The shares were returned to treasury and cancelled.
The Company issued 30,000 shares upon the exercise of employee stock options during the year ended December 31, 2016.

During the year ended December 31, 2015, the Company issued 8,000 shares upon the exercise of employee stock options.

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

Year ended December 31, 2016:

	EWCP	BCPA	Consolidated

Sales	$785,660	$15,460,354	$16,246,014
Interest expense	59	41,640	41,699
Depreciation	325,696	214,383	540,079
Income tax expense (recovery)	-	982,133	982,133
Segment profit (loss)	(417,770)	2,211,104	1,793,334
Segment assets	1,966,564	1,523,270	3,489,834
Expenditures for segment assets	6,352	107,918	114,270

Year ended December 31, 2015:

	EWCP	BCPA	Consolidated

Sales	$687,828	$15,210,719	$15,898,547
Interest expense	1	55,769	55,770
Depreciation	384,909	193,429	578,338
Income tax expense (recovery)	-	765,328	765,328
Segment profit (loss)	(1,054,344)	2,559,040	1,504,696
Segment assets	2,211,931	1,679,801	3,891,732
Expenditures for segment assets	(244,358)	303,388	59,030

Sales by territory are shown below:

	2016	2015

Canada	$453,480	$404,880
United States and abroad	15,792,534	15,493,667
Total	$16,246,014	$15,898,547

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2016	2015

Canada	$1,966,564	$2,211,348
United States	1,523,270	1,680,384
Total	$3,489,834	$3,891,732

Three customers accounted for $10,148,042 (63%) of sales made in 2016 (2015 - $10,421,165 or 66%).

16.
Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $934,854 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next five year are as follows:

2017	$206,934
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

17.
Subsequent Events.

On February 11, 2017, a fire started in our Taber, AB Canada plant where all our swimming pool products are manufactured. The building and contents with a carrying value of $2,511,646 are a total loss. Insurance was in place.

In March 2017, the Company issued 3,000 shares on the exercise of employee stock options.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

Item 10.    Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	60	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	64	Director
Robert Helina	51	Director
Tom Fyles	65	Director
Ben Seaman	36	Director
David Fynn	59	Director

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

Ben Seaman was elected as a director in 2016. Mr. Seaman has been the CEO of Eartheasy.com Sustainable Living Ltd since 2007, growing the company from $50K to over $25M in annual revenue. His company has contributed over $1M towards clean water projects in Kenya since 2013, and has been recognized internationally by the Stockholm Challenge Award and the Outdoor Industry Inspiration Award in 2016. Prior to that, he worked in sales and investor relations at Flexible Solutions. Mr. Seaman graduated from the University of Victoria with a Bachelor of Science degree in 2004. He has significant experience in launching new products, marketing, distribution and e-commerce in both the US and Canada. He’s a strong believer in the triple bottom line approach to business, giving consideration to social and environmental issues in addition to financial performance.

David Fynn was elected as a director in 2016. Mr. David Fynn is a Canadian Chartered Professional Accountant and services individuals/companies in many sectors including mining and commodities in his private practice.  David worked as a senior manager with KPMG in Canada and Ernst & Young in the United Kingdom and Saudi Arabia. Since 1996 he has been the principal of D.A. Fynn & Associates Inc., an accounting firm.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. All executive offices are chosen by the board of directors and serve at the board’s discretion.

John Bientjes, Thomas Fyles, Ben Seaman and David Fynn are independent directors as that term is defined in section 803 of the listing standards of the NYSE MKT.

Our Audit Committee, consisting of John Bientjes, Ben Seaman and David Fynn all of whom are independent directors and have strong financial backgrounds, facilitates and maintains open communications with our board of directors, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party which monitors our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. John Bientjes and David Fynn meet the SEC’s definition of an audit committee financial expert. Each member of the Audit Committee is “independent” as that term is defined in Section 803 of the listing standards of the NYSE MKT.

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2015, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff. Interested persons may obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

We believe our directors benefit us for the following reasons:

Name	Reason

Daniel B. O’Brien	Long standing relationship with us.
John J. Bientjes	Long standing relationship with us.
Robert Helina	Corporate finance experience.
Dr. Thomas Fyles	Scientific expertise.
Ben Seaman	Younger generation businessman to increase our awareness of internet sales and add value to our audit and compensation committees
David Fynn	Experienced accountant to join our audit and compensation committees

Item 11.    Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2016.

	Fiscal Year	Salary (1)	Bonus (2)	Restric ted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2016	$743,042	--	--	--	--	$743,042
President, Chief Executive Officer and Principal Financial and Accounting Officer	2015	$616,295	--	--	$2,870	--	$619,165

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

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid. Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company. The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2017 will again be twice the annual salary paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2016 we issued 168,000 options pursuant to the Non-Qualified Plan (2015 – 317,000).

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

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan and our Stock Option Program as of December 31, 2016, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights	Weighted-AverageExercise Price ofOutstanding Options,Warrants and Rights	Number of SecuritiesRemaining Available forFuture Issuance UnderEquity CompensationPlans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	450,000	$1.09	1,015,000

Stock Option Program	363,000	$1.32	Not Applicable

Total	813,000	$1.19	1,015,000

Our Non-Qualified Stock Option Plan and all grants made pursuant to our Stock Option Program have been approved by our shareholders.

As of December 31, 2016 options to purchase 450,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $0.75 and $1.42 per share and expire at various dates between on December 31, 2019 and December 31, 2021.

As of December 31, 2016 options to purchase 363,000 shares of our common stock were outstanding under our Stock Option Program. The exercise price of these options varies between $1.00 and $2.22 per share. The options expire at various dates between January 1, 2017 and December 31, 2018.

No options were exercised by executives during the fiscal year ended December 31, 2016.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $5,000 annually for each year that they serve.

Our directors received the following compensation in 2016:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$5,000	--	--
Dale Friend	$5,000	--	--
Robert Helina	$5,000	--	--
Tom Fyles	$5,000	--	--

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

Daniel B. O’Brien was not compensated for serving as directors during 2016.

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

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	39.5%
2614 Queenswood Dr.
Victoria, BC
Canada V8N 1X5

John Bientjes	15,000	0.1%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Robert Helina	15,000	0.1%
933 Seymour Street, Suite 1101
Vancouver, BC V6B 6L6
Canada

Dr. Thomas Fyles	15,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 55 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court
Abbotsford, BC
Canada, V2S 8G9

All officers and directors
as a group (6 persons)	4,566,900	39.8%

(1)
Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2017, listed below.

Name	No. of Options	Exercise Price	Expiration Date

John Bientjes	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

Robert Helina	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

Dr. Thomas Fyles	5,000	$1.21	December 31, 2017
	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

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

Item 14.    Principal Accountant Fees and Services.

MNP, LLP, Chartered Accountants, examined our financial statements for the years ended December 31, 2016 and 2015.

Audit Fees

MNP was paid $64,553 and $58,970 for the fiscal years ended December 31, 2016 and 2015, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Tax Fees

MNP was paid $5,663 and $0 for the fiscal years ended December 31, 2016 and 2015, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2015 and 2014.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2016 and 2015.

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

During the year ended December 31, 2016 our Audit Committee approved all of the fees paid to MNP. Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence. During the year ended December 31, 2016, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

March 31, 2017	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 31, 2017
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 31, 2017
John H. Bientjes

/s/ Robert T. Helina	Director	March 31, 2017
Robert T. Helina

/s/ Thomas Fyles	Director	March 31, 2017
Thomas Fyles

/s/ Ben Seaman	Director	March 31, 2017
Ben Seaman

/s/ David Fynn	Director	March 31, 2017
David Fynn