Form 10-Q
period 2017-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2017-05-15
CIK 1069394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

                  NA
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	11,460,991	May 15, 2017

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements.	4

	(a) Unaudited Interim Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.	4

	(b) Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2017 and 2016.	5

	(c) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016.	6

	(d) Notes to Unaudited Interim Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2017.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 4	Controls and Procedures.	24

PART II.	OTHER INFORMATION	25

Item 6.	Exhibits.	25

SIGNATURES		26

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I
FINANCIAL INFORMATION

Item 1.
Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)
	March 31, 2017	December 31, 2016
Assets
Current
Cash and cash equivalents	$4,869,420	$2,470,066
Accounts receivable (see Note 3)	3,393,166	3,008,153
Interim insurance proceeds receivable (see Note 5)	1,570,531	-
Inventory (see Note 4)	4,539,129	3,786,093
Prepaid expenses	182,087	228,699
Total current assets	14,554,333	9,493,011
Property, plant and equipment (see Note 5)	1,713,723	3,393,944
Patents (see Note 6)	91,781	95,890
Long term deposits (see Note 7)	26,248	26,163
Investment (see Note 8)	116,230	122,480
Deferred tax asset	2,473,595	2,026,999
Total Assets	$18,975,910	$15,158,487
Liabilities
Current
Accounts payable and accrued liabilities	$758,027	$902,037
Deferred revenue	42,098	95,308
Taxes payable	1,190,742	893,867
Line of credit (see Note 9)	700,000	250,000
Current portion of long term debt (see Note 10)	201,193	201,193
Total current liabilities	2,892,060	2,342,405
Long term debt (see Note 10)	301,791	352,089
Total Liabilities	3,193,851	2,694,494

Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
11,460,991 (December 31, 2016: 11,457,991) common shares	11,460	11,458
Capital in excess of par value	14,868,593	14,842,863
Accumulated other comprehensive loss	(1,047,541)	(1,087,208)
Retained earnings (Deficit)	1,949,547	(1,303,120)

Total Stockholders’ Equity	15,782,059	12,463,993

Total Liabilities and Stockholders’ Equity	$18,975,910	$15,158,487
Commitments (Note 14)

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2017	2016

Sales	$4,663,708	$5,312,635
Cost of sales	2,569,675	3,073,932

Gross profit	2,094,033	2,238,703
Operating expenses
Wages	358,417	354,090
Administrative salaries and benefits	249,082	204,745
Advertising and promotion	9,577	9,305
Investor relations and transfer agent fee	37,341	19,457
Office and miscellaneous	34,902	35,729
Insurance	81,609	73,648
Interest expense	11,567	10,944
Rent	55,514	21,983
Consulting	34,296	29,836
Professional fees	57,552	19,909
Travel	33,899	38,515
Telecommunications	6,296	4,591
Shipping	3,862	3,394
Research	11,144	35,728
Commissions	40,655	55,534
Bad debt expense	380	-
Currency exchange	9,004	17,995
Utilities	6,695	3,500
Total operating expenses	1,042,062	938,903

Income before other items and income tax	1,051,971	1,299,800
Gain on involuntary disposition	2,572,288	-
Write down of inventory	(51,346)	-
Interest income	33	-

Income before income tax	3,572,946	1,299,800
Deferred income tax expense	23,404	-
Provision for income taxes	296,875	558,006
Net income	3,252,667	741,794

Other comprehensive income (loss)	39,667	(77,142)
Comprehensive income (loss)	3,292,334	664,652

Net income per share (basic and diluted)	$0.28	$0.06
Weighted average number of common shares (basic)	11,458,170	11,543,376
Weighted average number of common shares (diluted)	11,638,732	11,566,717

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(U.S. Dollars -- Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$3,252,667	$741,794
Stock compensation expense	23,482	11,730
Depreciation and amortization	80,375	131,587
Decrease in deferred tax asset	23,404	-
Gain on involuntary disposition	(2,572,288)	-
Changes in non-cash working capital items:
(Increase) in accounts receivable	(1,975,550)	(1,695,504)
Decrease (Increase) in inventory	(925,992)	676,187
Decrease in prepaid expenses	47,193	107,492
Increase (decrease) in accounts payable	(91,874)	103,305
Increase in taxes payable	296,875	109,872
Decrease in deferred revenue	(52,499)	-

Cash (used in) provided by operating activities	(1,894,207)	186,463

Investing activities
Long term deposits	-	350
Investment	6,250	-
Proceeds from insurance	4,053,612	-
Acquisition of property and equipment	(29,903)	(90,701)

Cash (used in) provided by investing activities	4,029,959	(91,051)

Financing activities
Short term line of credit	450,000	250,000
Loan Repayment	(50,298)	(50,298)
Proceeds from sale of common stock	2,250	-
Repurchase of common stock	-	(1,575,000)

Cash provided (used) by financing activities	401,952	(1,375,298)

Effect of exchange rate changes on cash	(138,350)	29,785

(Outflow) Inflow of cash	2,399,354	(1,250,101)
Cash and cash equivalents, beginning	2,470,066	2,498,738

Cash and cash equivalents, ending	$4,869,420	$1,248,637

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$448,330
Interest paid	$11,567	$10,944

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017
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

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2016 Annual Report on Form 10-K.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at March 31, 2017, the consolidated results of operations for the three months ended March 31, 2017 and 2016, and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(b)
Inventories and Cost of Sales

The Company has three major classes of inventory: finished goods, work in progress and raw materials and supplies. In all classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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

(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016.

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

(q)           Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers to the financial instruments. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,889,159 (56%) at March 31, 2017 (December 31, 2016 - $2,032,646 or 67%).

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

(r)               Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company's ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company's share of the investee's earnings or losses together with other-than-temporary impairments which are recorded through interest and other loss, net in the consolidated statements of operations and comprehensive income (loss).

(s)               Adoption of new accounting principles

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The standard will require inventory to be measured at the lower of cost or net realizable value. The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. Adoption of this standard had no effect on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This standard was issued as part of the FASB's Simplification Initiative that involve several aspects of the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. Early adoption is permitted in any interim or annual period. Adoption of this standard had no effect on our consolidated financial statements.

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

3.           Accounts Receivable

	March 31, 2017	December 31, 2016
Accounts receivable	$3,430,391	$3,044,652
Allowances for doubtful accounts	(37,225)	(36,499)
	$3,393,166	$3,008,153

4.           Inventory

	March 31, 2017	December 31, 2016
Completed goods	$1,885,611	$1,646,465
Work in progress	-	2,572
Raw materials	2,653,518	2,137,056
	$4,539,129	$3,786,093

In February 2017, the Company lost $367,331CAD ($277,482USD) in inventory in a fire at the Taber, AB location. Insurance was in place, see Note 5.

5.           Property, Plant & equipment

	March 31, 2017	Accumulated	March 31, 2017
	Cost	Depreciation	Net
Buildings	$3,164,847	$2,333,427	$831,420
Computer hardware	40,904	38,913	1,991
Furniture and fixtures	17,673	9,934	7,739
Manufacturing equipment	2,430,642	2,005,424	425,218
Boat	34,400	10,871	23,529
Leasehold Improvements	85,432	19,691	65,741
Land	358,085	-	358,085
	$6,131,983	$4,418,260	$1,713,723

	December 31, 2016	Accumulated	December 31, 2016
	Cost	Depreciation	Net
Buildings	$4,762,094	$2,967,370	$1,794,724
Computer hardware	89,480	85,784	3,696
Furniture and fixtures	32,439	23,142	9,297
Office equipment	17,745	16,788	957
Manufacturing equipment	5,236,404	4,102,635	1,133,769
Trailer	12,859	12,250	609
Boat	34,400	9,632	24,768
Leasehold improvements	85,432	15,419	70,013
Technology	101,748	101,748	-
Land	356,111	-	356,111
	$10,728,712	$7,334,768	$3,393,944

Amount of depreciation expense for three months ended March 31, 2017: $76,265 (2016: $127,896) and is included in cost of sales in the unaudited interim condensed consolidated statements of comprehensive income (loss).

In February 2017, the Company lost a net carrying value total of $2,196,722CAD ($1,659,404USD) in building and manufacturing equipment in a fire at the Taber, AB location. Insurance was in place. During the quarter ended March 31, 2017, the Company was approved for interim insurance proceeds of $5,570,000CAD ($4,207,578USD). $1,570,531USD of the insurance proceeds was receivable at March 31, 2017 and was collected subsequent to the quarter end.

6.           Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2017 Cost	Accumulated Amortization	March 31, 2017 Net
Patents	$199,330	$107,549	$91,781

	December 31, 2016 Cost	Accumulated Amortization	December 31, 2016 Net
Patents	$197,448	$101,558	$95,890

Increase in 2017 cost was due to currency conversion. The 2017 cost in Canadian dollars - $265,102 (2016 - $265,102 in Canadian dollars).

Amount of amortization for 2017 - $4,110 (2016 - $3,691) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2017	$16,438
2018	16,438
2019	16,438
2020	16,438
2021	16,438

7.           Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2017	December 31, 2016

Long term deposits	$26,248	$26,163

8.           Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which we acquired in fiscal 2016. ENP Peru is located in the state of Illinois and leases warehouse space. We account for this investment using the equity method of accounting. A summary of our investment is as follows:

Balance, January 1, 2016	-
Capital contributions	$150,066
Return of equity	(12,500)
Loss in equity method investment	(15,086)
Balance, December 31, 2016	$122,480
Return of equity	(6,250)
Balance, March 31, 2017	$116,230

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

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2017, the Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of March 31, 2017 were $700,000 (December 31, 2016 - $250,000).

10.         Long Term Debt

In September 2014, NanoChem Solutions Inc. signed a US$1,005,967 promissory note with

Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire prior outstanding debt obligations. The balance owing at March 31, 2017 was $502,984 (December 31, 2016 - US$553,282).

The Company has committed to the following repayments:

2017	$150,896
2018	$201,193
2019	$150,895

As of March 31, 2017, Company was in compliance with all loan covenants.

	March 31, 2017	December 31, 2016
Continuity
Balance, beginning of period	$553,282	$754,475
Plus: Proceeds from loans	--	-
Less: Payments on loan	50,298	201,193
Balance, end of period	$502,984	$553,282

	March 31, 2017	December 31, 2016
Outstanding balance at:
Long term debt – Harris	502,984	553,282
Long term debt	$502,984	$553,282
Less: current portion	(201,193)	(201,193)
Balance	$301,791	$352,089

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016 and the three-month period ended March 31, 2017:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2015	1,190,000	$0.75 - $2.45	$1.34
Granted	168,000	$1.42	$1.42
Cancelled or expired	(515,000)	$0.75 – 2.45	$1.61
Exercised	(30,000)	$1.00 – 1.21	$1.09
Balance, December 31, 2016	813,000	$0.75 – 2.22	$1.19
Cancelled or expired	(84,000)	$1.00 - 2.22	$1.99
Exercised	(3,000)	$0.75	$0.75
Balance, March 31, 2017	726,000	$0.75 – 2.00	$1.10
Exercisable, March 31, 2017	560,000	$0.75 – 2.00	$1.01

The fair value of each option grant is calculated using the following weighted average assumptions:

2016
Expected life – years	3.0
Interest rate	1.37%
Volatility	75.64%
Dividend yield	--%
Weighted average fair value of options granted	$0.7073

The Company did not grant any options during the three months ended March 31, 2017 or 2016. Options granted in previous quarters resulted in expenses in the amount of $5,658 for consultants (2016 - $2,970) and $17,824 for employees (2016 - $8,760) during the quarter ended March 31, 2017. There were 3,000 employee stock options exercised during the during the three months ended March 31, 2017 (2016 – nil).

As of March 31, 2017, there was approximately $70,447 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.75 years.

12.         Capital Stock.

On March 10, 2017, the Company issued 3,000 shares upon the exercise of employee stock options.

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

Three months ended March 31, 2017:
	EWCP	BPCA	Total
Revenue	$247,726	$4,415,982	$4,663,708
Interest expense	55	11,512	11,567
Depreciation and amortization	31,971	48,404	80,375
Segment profit (loss)	1,770,391	593,545	3,252,667
Segment assets	323,228	1,482,276	1,805,504
Expenditures for segment assets	(22,497)	(7,406)	(29,903)

Three months ended March 31, 2016:
	EWCP	BPCA	Total
Revenue	$327,713	$4,984,922	$5,312,635
Interest expense	-	10,944	10,944
Depreciation and amortization	78,478	53,109	131,587
Segment profit (loss)	(130,408)	872,202	741,794
Segment assets	2,274,377	1,717,392	3,991,769
Expenditures for segment assets	-	(90,701)	(90,701)

The sales generated in the United States and Canada are as follows:
	Three months ended March 31, 2017	Three months ended March 31, 2016
Canada	$74,835	$135,779
United States and abroad	4,588,873	5,176,856
Total	$4,663,708	$5,312,635

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	March 31, 2017	December 31, 2016
Canada	$323,232	$1,966,564
United States	1,482,276	1,523,270
Total	$1,805,504	$3,489,834

 Three customers accounted for $2,642,973 (57%) of sales during the three-month period ended March 31, 2017 (2016 - $3,273,817 or 62%). Three customers accounted for $1,889,159 of accounts receivable (56%) at March 31, 2017 (December 31, 2016 – $2,032,646 or 67%).

14.         Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $882,550 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next five year are as follows:

2017	$154,630
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2017 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	D	Loss of Taber, AB manufacturing facility to fire.
BPCA products	D	Lower customer orders.
Gross profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Administrative salaries and benefits	I	Increased wages to retain employees.
Rent	I	Additional storage and capacity space for BCPS products.
Professional fess	I	Increased legal fees associated with IP and general legal representation along with increased accounting costs.

Commissions	D	Uncommissioned sales increased against commissioned sales.

Three customers accounted for 57% of the Company’s sales during the three months ended March 31, 2017 (2016 - 62%). The amount of revenue (all from the sale of BCPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2017	2016
Company A	$1,458,352	$1,423,418
Company B	$704,375	$1,311,532
Company C	$480,247	$538,867

Customers with balances greater than 10% of our receivables as of March 31, 2016 and 2015 are shown below:
	March 31,
	2017	2016
Company A	1,448,600	891,348
Company B	-	685,364
Company C	-	478,998

In 2007, we began construction of a plant in Taber, AB, Canada. The plant came on line during 2012 and we began depreciating the plant and related equipment effective January 2012.

In February 2014, we suspended production of aspartic acid at our Taber plant. The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly. In particular, plant operating costs have risen and the price of aspartic acid derived from oil was less than forecast. On February 11, 2017, the Taber plant was destroyed in a fire. The building and contents with a carrying value of $1,936,886 are a total loss. Insurance was in place.

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2016 and 2015 are shown below:

	2017	2016
Cash provided (used) by operations	(1,894,207)	186,463
Long term deposits	-	350
Investment	6,250	-
Loss from fire	4,053,612	-
Acquisition of equipment	(29,903)	(90,701)
Borrowings from line of credit	450,000	250,000
Repayment of loans	(50,298)	(50,298)
Proceeds of issuance of common stock	2,250	-
Repurchase of common stock	-	(1,575,000)
Changes in exchange rates	(138,350)	29,785

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2017, working capital was $11,662,273 (December 31, 2016 - $7,150,606) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $882,550 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next five year are as follows:

2017	$154,630
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2017.

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

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2017. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

May 15, 2017	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Principal Executive Officer

May 15, 2017	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
Principal Financial and Accounting Officer