Form 10-Q
period 2017-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2017-08-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	11,495,991	August 14, 2017

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements.	4

	(a) Unaudited Interim Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.	4

	(b) Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2017 and 2016.	5

	(c) Unaudited Interim Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2017 and 2016.	6

	(d) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016.	7

	(e) Notes to Unaudited Interim Consolidated Financial Statements for the Period Ended June 30, 2017.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	21

Item 4.	Controls and Procedures.	26

PART II.	OTHER INFORMATION	26

Item 6.	Exhibits.	26

SIGNATURES		27

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

PART I
FINANCIAL INFORMATION

Item 1.
Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current
Cash and cash equivalents	$6,256,467	$2,470,066
Accounts receivable (see Note 3)	3,824,932	3,008,153
Inventory (see Note 4)	3,818,601	3,786,093
Prepaid expenses	154,990	228,699
Total current assets	14,054,990	9,493,011
Property, plant and equipment (see Note 5)	1,695,652	3,393,944
Patents (see Note 6)	87,671	95,890
Long term deposits (see Note 7)	26,469	26,163
Investment (see Note 8)	109,980	122,480
Deferred tax asset	2,533,573	2,026,999
Total Assets	$18,508,335	$15,158,487
Liabilities
Current
Accounts payable and accrued liabilities	$663,082	$902,037
Deferred revenue	5,317	95,308
Taxes payable	492,348	893,867
Line of credit (see Note 9)	600,000	250,000
Current portion of long term debt (see Note 10)	201,193	201,193
Total current liabilities	1,961,940	2,342,405
Long term debt (see Note 10)	251,492	352,089
Total Liabilities	2,213,432	2,694,494

Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
11,485,991 (December 31, 2016: 11,457,991) common shares	11,486	11,458
Capital in excess of par value	14,921,026	14,842,863
Accumulated other comprehensive loss	(860,779)	(1,087,208)
Retained earnings (Deficit)	2,223,170	(1,303,120)
Total Stockholders’ Equity	16,294,903	12,463,993
Total Liabilities and Stockholders’ Equity	$18,508,335	$15,158,487
Commitments (Note 14)

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements

-- FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars -- Unaudited)

	Three Months Ended June 30,
	2017	2016

Sales	$4,722,366	$3,733,183
Cost of sales	2,841,003	1,750,025

Gross profit	1,881,363	1,983,158
Operating expenses
Wages	438,285	394,328
Administrative salaries and benefits	247,121	218,772
Advertising and promotion	3,718	2,201
Investor relations and transfer agent fee	36,736	44,281
Office and miscellaneous	70,547	112,700
Insurance	55,928	75,525
Interest expense	12,729	11,614
Rent	65,494	24,218
Consulting	33,650	30,997
Professional fees	58,373	48,778
Travel	39,263	46,004
Telecommunications	7,090	7,334
Shipping	4,911	6,238
Research	20,394	28,277
Commissions	13,512	4,193
Bad debt expense	881	-
Currency exchange	32,740	(7,015)
Utilities	4,545	5,400
Total operating expenses	1,145,847	1,053,665

Income before other items and income tax	735,516	929,493
Gain on sale of equipment		1,914
Loss on involuntary disposition (net of tax)	(326,570)	-
Write down of inventory	-	-
Interest income	49	-

Income before income tax	408,995	931,407
Deferred tax expense	-	-
Provision for income taxes	135,372	370,170
Net income	273,623	561,237

Other comprehensive income (loss)	186,762	(11,553)
Comprehensive income (loss)	460,385	572,790

Net income per share (basic and diluted)	$0.02	$0.05
Weighted average number of common shares (basic)	11,465,606	11,427,991
Weighted average number of common shares (diluted)	11,752,945	11,577,960

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2017	2016

Sales	$9,386,074	$9,045,818
Cost of sales	5,410,678	4,823,957

Gross profit	3,975,396	4,221,861
Operating expenses
Wages	796,702	748,418
Administrative salaries and benefits	496,203	423,517
Advertising and promotion	13,295	11,326
Investor relations and transfer agent fee	74,077	63,738
Office and miscellaneous	105,449	148,429
Insurance	137,537	149,173
Interest expense	24,296	22,558
Rent	121,008	46,201
Consulting	67,946	60,833
Professional fees	115,925	68,687
Travel	73,162	84,519
Telecommunications	13,386	11,925
Shipping	8,773	9,632
Research	31,538	64,005
Commissions	54,167	59,727
Bad debt expense	1,191	-
Currency exchange	41,744	10,980
Utilities	11,510	8,900
Total operating expenses	2,187,909	1,992,568
Income before other items and income tax	1,787,487	2,229,293
Gain on sale of equipment	-	1,914
Gain on involuntary disposition (net of tax)	2,245,718	-
Write down of inventory	(51,346)	-
Interest income	82	-

Income before income tax	3,981,941	2,231,207
Deferred tax expense	23,404	-
Provision for income taxes	432,247	928,176
Net income	3,526,290	1,303,031

Other comprehensive income (loss)	226,429	(65,848)
Comprehensive income (loss)	3,752,719	1,237,183

Net income per share (basic)	$0.31	$0.11
Net income per share (diluted)	$0.30	$0.11
Weighted average number of common shares (basic)	11,462,167	11,485,683
Weighted average number of common shares (diluted)	11,700,631	11,558,183

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(U.S. Dollars -- Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$3,526,290	$1,303,031
Stock compensation expense	45,692	23,460
Depreciation and amortization	135,537	268,695
Decrease in deferred tax asset	23,404	104,379
Gain on involuntary disposition	(2,245,718)	-
Changes in non-cash working capital items:
(Increase) in accounts receivable	(663,895)	(540,159)
Decrease (Increase) in inventory	(194,020)	64,148
Decrease (Increase) in prepaid expenses	74,283	(80,000)
Decrease in accounts payable	(522,328)	(263,844)
Increase (Decrease) in taxes payable	(401,519)	367,799
(Decrease) in deferred revenue	(185,253)	-

Cash (used in) provided by operating activities	(407,527)	1,247,509

Investing activities
Long term deposits	-	(350)
Investment	12,500	-
Proceeds from insurance	3,727,042	-
Acquisition of property and equipment	(56,306)	(79,750)

Cash (used in) provided by investing activities	3,683,236	(80,100)

Financing activities
Short term line of credit	350,000	550,000
Loan Repayment	(100,597)	(100,597)
Proceeds from sale of common stock	32,500	-
Repurchase of common stock	-	(1,575,000)

Cash provided (used) by financing activities	281,903	(1,125,597)

Effect of exchange rate changes on cash	228,789	40,096

(Outflow) Inflow of cash	3,786,401	81,908
Cash and cash equivalents, beginning	2,470,066	2,498,738

Cash and cash equivalents, ending	$6,256,467	$2,580,646

Supplemental disclosure of cash flow information:
Income taxes paid	$833,766	$452,654
Interest paid	$24,296	$22,558

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2017
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2017, the consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the condensed interim consolidated statements of operations and comprehensive income (loss).

(q)          Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $2,669,711 (70%) at June 30, 2017 (December 31, 2016 - $2,032,646 or 67%).

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

(r)           Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company's ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee's earnings or losses together with other-than-temporary impairments which are recorded through interest and other loss, net in the consolidated statements of operations and comprehensive income (loss).

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

3.
Accounts Receivable

	June 30, 2017	December 31, 2016
Accounts receivable	$3,863,923	$3,044,652
Allowances for doubtful accounts	(38,991)	(36,499)
	$3,824,932	$3,008,153

4.           Inventory

	June 30, 2017	December 31, 2016
Completed goods	$1,648,392	$1,646,465
Work in progress	-	2,572
Raw materials	2,170,209	2,137,056
	$3,818,601	$3,786,093

In February 2017, the Company lost $367,331CAD ($277,482USD) in inventory in a fire at the Taber, AB location. Insurance was in place. See Note 5

5. Property, Plant & equipment

	June 30, 2017	Accumulated	June 30, 2017
	Cost	Depreciation	Net
Buildings	$3,164,847	$2,354,745	$810,102
Computer hardware	40,904	39,075	1,829
Furniture and fixtures	17,673	10,341	7,332
Office equipment	419	21	398
Manufacturing equipment	2,448,856	2,028,461	420,395
Trailer	9,245	693	8,552
Boat	34,400	12,109	22,291
Leasehold Improvements	85,432	23,963	61,469
Land	363,284	-	363,284
	$6,165,060	$4,469,408	$1,695,652

	December 31, 2016	Accumulated	December 31, 2016
	Cost	Depreciation	Net
Buildings	$4,762,094	$2,967,370	$1,794,724
Computer hardware	89,480	85,784	3,696
Furniture and fixtures	32,439	23,142	9,297
Office equipment	17,745	16,788	957
Manufacturing equipment	5,236,404	4,102,635	1,133,769
Trailer	12,859	12,250	609
Boat	34,400	9,632	24,768
Leasehold improvements	85,432	15,419	70,013
Technology	101,748	101,748	-
Land	356,111	-	356,111
	$10,728,712	$7,334,768	$3,393,944

Amount of depreciation expense for the six months ended June 30, 2017: $127,318 (2016: $261,072) and is included in cost of sales in the unaudited interim condensed consolidated statements of comprehensive income (loss).

In February 2017, the Company lost a net carrying value total of $2,196,722CAD ($1,659,404USD) in building and manufacturing equipment along with $367,331CAD ($277,482USD) in inventory in a fire at the Taber, AB location.  During the six months ended June 30, 2017, the Company received interim insurance proceeds of $5,570,000CAD ($4,207,578USD) and incurred fire related clean up costs in the amount of $642,936CAD ($480,536USD).  An after-tax gain of $2,245,718 is included as other income in the Condensed Interim Consolidated Statement of Operations and Comprehensive Income (Loss).

6.
Patents

	June 30, 2017 Cost	Accumulated Amortization	June 30, 2017 Net
Patents	$204,288	$116,616	$87,671

	December 31, 2016 Cost	Accumulated Amortization	December 31, 2016 Net
Patents	$197,448	$101,558	$95,890

Increase in 2017 cost was due to currency conversion. June 30, 2017 cost in Canadian dollars - $265,102 (December 31, 2016 - $265,102 in Canadian dollars).

Amount of amortization for the six months ended June 30, 2017 - $8,219 (2016 - $7,623) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2017	$16,438
2018	16,438
2019	16,438
2020	16,438
2021	16,438

7.
Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2017	December 31, 2016

Long term deposits	$26,469	$26,163

8.
Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which we acquired in fiscal 2016. ENP Peru is located in tIllinois and leases warehouse space. We account for this investment using the equity method of accounting. A summary of our investment is as follows:

Balance, January 1, 2016	-
Capital contributions	$150,066
Return of equity	(12,500)
Loss in equity method investment	(15,086)
Balance, December 31, 2016	$122,480
Return of equity	(12,500)
Balance, June 30 2017	$109,980

9.
Short-Term Line of Credit

In May 2017, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. The loan has an annual interest rate of 4.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2017, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of June 30, 2017 were $600,000 (December 31, 2016 - $250,000).

10.
Long Term Debt

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at June 30, 2017 was $452,685 (December 31, 2016 - US$553,282).

The Company has committed to the following repayments:

2017	$100,597
2018	$201,193
2019	$150,895

As of June 30, 2017, Company was in compliance with all loan covenants.

	June 30, 2017	December 31, 2016
Continuity
Balance, beginning of period	$553,282	$754,475
Plus: Proceeds from loans	--	-
Less: Payments on loan	100,597	201,193
Balance, end of period	$452,685	$553,282

Outstanding balance at:
Long term debt – Harris	452,685	553,282
Long term debt	$452,685	$553,282
Less: current portion	(201,193)	(201,193)
Balance	$251,492	$352,089

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016 and the six month period ended June 30, 2017:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2015	1,190,000	$0.75 - $2.45	$1.34
Granted	168,000	$1.42	$1.42
Cancelled or expired	(515,000)	$0.75 – 2.45	$1.61
Exercised	(30,000)	$1.00 – 1.21	$1.09
Balance, December 31, 2016	813,000	$0.75 – 2.22	$1.19
Cancelled or expired	(87,000)	$1.00 - 2.22	$1.97
Exercised	(28,000)	$0.75 – 1.21	$1.16
Balance, June 30, 2017	698,000	$0.75 – 2.00	$1.10
Exercisable, June 30, 2017	535,000	$0.75 – 2.00	$1.00

The fair value of each option grant is calculated using the following weighted average assumptions:

2016

Expected life – years	3
Interest rate	1.37%
Volatility	75.64%
Dividend yield	--%
Weighted average fair value of options granted	$0.71

The Company did not grant any options during the six months ended June 30, 2017. Vesting of options granted in previous years resulted in expenses in the amount of $11,317 for consultants (2016 - $5,940) and $34,375 for employees (2016 - $17,250) during the six months ended June 30, 2017. There were 28,000 employee stock options exercised during the six months ended June 30, 2017.

As of June 30, 2017, there was approximately $46,116 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.5 years.

The aggregate intrinsic value of vested options outstanding at June 30, 2017 is $533,750.

12.
Capital Stock.

During the six months ended June 30, 2017, the Company issued the following shares upon the exercise of employee stock options:

Date Issued	Number of Shares Issued
March 10, 2017	3,000
June 6, 2017	5,000
June 15, 2017	20,000

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

Six months ended June 30, 2017:

	EWCP	BPCA	Total
Revenue	$475,018	$8,911,056	$9,386,074
Interest expense	53	24,243	24,296
Depreciation and amortization	38,730	96,807	135,537
Segment profit (loss)	2,335,153	1,191,137	3,526,290
Segment property, equipment, leaseholds, and patents	349,454	1,433,869	1,783,323
Expenditures for segment assets	(48,900)	(7,406)	(56,306)

Six months ended June 30, 2016:

	EWCP	BPCA	Total
Revenue	$618,806	$8,427,012	$9,045,818
Interest expense	58	22,500	22,558
Depreciation and amortization	162,083	106,612	268,695
Segment profit (loss)	(356,091)	1,659,122	1,303,031
Segment property, equipment, leaseholds, and patents	2,203,389	1,652,939	3,856,328
Expenditures for segment assets	-	(79,750)	(79,750)

The sales generated in the United States and Canada are as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Canada	$218,915	$236,288
United States and abroad	9,167,159	8,809,530
Total	$9,386,074	$9,045,818

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	June 30, 2017	December 31, 2016
Canada	$349,454	$1,966,564
United States	1,433,869	1,523,270
Total	$1,783,323	$3,489,834

 Three customers accounted for $5,527,771 (59%) of sales during the six months ended June 30, 2017 (2016 - $5,208,367 or 58%). Three customers accounted for $2,669,711 of accounts receivable (70%) at June 30, 2017 (December 31, 2016 – $2,032,646 or 67%).

14.
Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $830,235 over the term of two leases, the last expiring on December 31, 2020.

Commitments in the next five years are as follows:

2017	$102,315
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

15.
Subsequent Events

The Company issued 10,000 shares in July 2017 upon the exercise of employee stock options.

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2017 are discussed below:

Six Months ended June 30, 2017

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	D	Loss of Taber, AB manufacturing facility to fire.
BCPA products	I	Increased sales across all market verticals due to increased success in sales activity.
Gross Profit, as a % of sales	D	Temporary increase in costs after loss of the EWCP manufacturing plant to fire along with increased aspartic acid costs.

Wages	I	Increased wages to retain employees.
Administrative salaries and benefits	I	Increased wages to retain employees.
Office and miscellaneous	D	Lump payment of property taxes in 2016 that did not occur in 2017.
Rent	I	Additional storage and capacity space for BCPS products.
Professional fess	I	Increased legal fees related to IP and general legal representation along with increased accounting costs.

Research	D	Reduced new product regulatory costs.

Three months ended June 30, 2017

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	D	Loss of Taber, AB manufacturing facility to fire.
BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.
Gross Profit, as a % of sales	D	Temporary increase in costs after loss of the EWCP manufacturing plant to fire along with increased aspartic acid costs.
Wages	I	Increased wages to retain employees.
Administrative salaries and benefits	I	Increased wages to retain employees.
Office and miscellaneous	D	Lump payment of property taxes in 2016 that did not occur in 2017.

Rent	I	Additional storage and capacity space for BCPS products.
Professional fess	I	Increased legal fees related to IP and general legal representation along with increased accounting costs.

Research	D	Reduced new product regulatory costs.

Three customers accounting for 61% of our sales during the three months ended June 30, 2017 (2016 – 52%) and 59% of our sales during the six months ended June 30, 2017 (2016 – 58%). The amount of revenue (all from the sale of BPCA products) attributable to each customer is shown below.

	Three months ended June 30,		Six months ended June 30,
Customer	2017	2016	2017	2016

A	$1,591,641	$1,041,237	$3,049,993	$2,464,655
B	$741,395	$519,026	$1,445,770	$1,830,558
C	$551,762	$374,287	$1,032,009	$913,154

Customers with balances greater than 10% of our receivables as of June 30, 2017 and 2016 are shown below:

	June 30,
	2017	2016

Company A	1,647,726	565,317
Company B	741,395	296,407
Company C	280,590	--
Company D	--	297,944

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2017 and 2016 are shown below:

	2017	2016
Cash provided by (used in) operations	(407,527)	1,247,509
Long term deposits	-	(350)
Investment	12,500	-
Insurance proceeds from fire loss	3,727,042	-
Sale (purchase) of equipment	(56,306)	(79,750)
Advances from (repayments of) short term line of credit	350,000	550,000
Repayment of loans	(100,597)	(100,597)
Proceeds from sale of common stock	32,500	-
Repurchase of common stock	-	(1,575,000)
Changes in exchange rates	228,789	40,096

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2017 working capital was $12,093,050 (December 31, 2016 - $7,150,606) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $830,235 over the term of two leases, the last expiring on December 31, 2020.

Commitments in the next five years are as follows:

2017	$102,315
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

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

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three and six months ended June 30, 2017. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three and six months ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

August 14, 2017	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
President and Principal Executive Officer

August 14, 2017	By:	/s/ Daniel B. O’Brien
Daniel B. O’Brien
Principal Financial and Accounting Officer