Form 10-Q
period 2017-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2017-11-14
CIK 1069394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

OR
☐ TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
 (Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Issuer's Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	11,522,991	November 14, 2017

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements.	4

	(a) Unaudited Interim Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.	4

	(b) Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and 2016.	5

	(c) Unaudited Interim Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2017 and 2016.	6

	(d) Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016.	7

	(e) Notes to Unaudited Interim Condensed Consolidated Financial Statements for the Period Ended September 30, 2017.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	20

Item 4.	Controls and Procedures.	23

PART II.	OTHER INFORMATION	24

Item 6.	Exhibits.	24

SIGNATURES		25

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

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements.
FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars -- Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current
Cash and cash equivalents	$6,317,564	$2,470,066
Accounts receivable (see Note 3)	2,923,381	3,008,153
Inventory (see Note 4)	4,418,600	3,786,093
Prepaid expenses	157,868	228,699
Total current assets	13,817,413	9,493,011
Property, plant and equipment (see Note 5)	1,656,754	3,393,944
Patents (see Note 6)	83,562	95,890
Long term deposits (see Note 7)	26,833	26,163
Investment (see Note 8)	103,730	122,480
Deferred tax asset	2,622,464	2,026,999
Total Assets	$18,310,756	$15,158,487
Liabilities
Current
Accounts payable and accrued liabilities	$962,223	$902,037
Deferred revenue	2,703	95,308
Taxes payable	325,898	893,867
Line of credit (see Note 9)	250,000	250,000
Current portion of long term debt (see Note 10)	201,193	201,193
Total current liabilities	1,742,017	2,342,405
Long term debt (see Note 10)	201,194	352,089
Total Liabilities	1,943,211	2,694,494

Stockholders’ Equity
Capital stock
Authorized
50,000,000 Common shares with a par value of $0.001 each
1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding
11,507,991 (December 31, 2016: 11,457,991) common shares	11,508	11,458
Capital in excess of par value	14,967,142	14,842,863
Accumulated other comprehensive loss	(555,351)	(1,087,208)
Retained earnings (Deficit)	1,944,246	(1,303,120)
Total Stockholders’ Equity	16,367,545	12,463,993
Total Liabilities and Stockholders’ Equity	$18,310,756	$15,158,487

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017 and 2016
(U.S. Dollars -- Unaudited)

	Three Months Ended September 30,
	2017	2016
Sales	$3,269,386	$3,117,034
Cost of sales	2,274,150	1,997,597

Gross profit	995,236	1,119,437

Operating expenses
Wages	428,335	370,613
Administrative salaries and benefits	256,676	209,256
Advertising and promotion	2,192	5,902
Investor relations and transfer agent fee	37,403	32,806
Office and miscellaneous	84,809	67,026
Insurance	81,124	79,522
Interest expense	11,402	11,318
Rent	62,630	23,060
Consulting	32,771	32,981
Professional fees	52,290	77,151
Travel	21,506	22,420
Telecommunications	5,707	6,145
Shipping	4,262	2,424
Research	38,691	13,865
Commissions	5,816	5,351
Currency exchange	47,606	(14,740)
Utilities	4,466	3,231

Total operating expenses	1,177,686	948,331

Income (loss) before other items and income tax	(182,450)	171,106
Gain (loss) on sale of equipment	-	4,934
Loss on involuntary disposition (net of tax)	(307,432)	-
Interest income	241	2,161
Income (loss) before income tax	(489,641)	178,201

Provision for income taxes	(210,717)	92,237
Net income (loss)	(278,924)	85,964

Other comprehensive income	305,428	196,503
Comprehensive income	26,504	282,467
Net income (loss) per share (basic and diluted)	$(0.02)	$0.01
Weighted average number of common shares - basic	11,498,491	11,434,187
Weighted average number of common shares – diluted	11,769,792	11,694,530

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2017 and 2016
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2017	2016

Sales	$12,655,460	$12,162,852
Cost of sales	7,684,828	6,821,554

Gross profit	4,970,632	5,341,298

Operating expenses
Wages	1,225,037	1,119,031
Administrative salaries and benefits	752,879	632,773
Advertising and promotion	15,487	17,228
Investor relations and transfer agent fee	111,480	96,544
Office and miscellaneous	190,258	215,455
Insurance	218,661	228,695
Interest expense	35,698	33,876
Rent	183,638	69,261
Consulting	100,717	93,814
Professional fees	168,215	145,838
Travel	94,668	106,939
Telecommunications	19,093	18,070
Shipping	13,035	12,056
Research	70,229	77,870
Commissions	59,983	65,078
Bad debt expense	1,191	-
Currency exchange	89,350	(3,760)
Utilities	15,976	12,131
	3,365,595	2,940,899

Income before other items and income tax	1,605,037	2,400,399
Gain on sale of equipment	-	6,848
Gain on involuntary disposition (net of tax)	1,938,286	-
Write down of inventory	(51,346)	-
Interest income	323	2,161
Income before income tax	3,492,300	2,409,408

Deferred tax expense	23,404	-
Provision for income taxes	221,530	1,020,413
Net income	3,247,366	1,388,995

Other comprehensive income	531,857	130,933
Comprehensive income	3,779,223	1,519,928
Net income per share (basic and diluted)	$0.28	$0.12
Weighted average number of common shares - basic	11,470,196	11,468,392
Weighted average number of common shares – diluted	11,715,934	11,616,265

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements --

 FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(U.S. Dollars -- Unaudited)

	Nine Months Ended September 30,
	2017	2016

Operating activities
Net income	$3,247,366	$1,388,995
Stock compensation expense	68,750	31,923
Depreciation	189,513	405,186
Decrease in deferred tax asset	17,512	133,572
Gain on involuntary disposition	(1,938,286)	-
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	95,318	(277,579)
(Increase) Decrease in inventory	(664,985)	141,995
(Increase) Decrease in prepaid expenses	73,351	(38,213)
Increase (Decrease) in accounts payable	(341,517)	(36,959)
Increase (Decrease) in taxes payable	(612,236)	434,444
Increase (Decrease) in deferred revenue	(95,400)	-

Cash provided by operating activities	39,386	2,183,364

Investing activities
Long term deposits	-	(350)
Investment	18,750	-
Proceeds from insurance	3,419,610	-
Sale (purchase) of property and equipment	(57,876)	(101,762)

Cash provided by (used in) investing activities	3,380,484	(102,112)

Financing activities
Short term line of credit	-	50,000
Loan repayment	(150,895)	(150,895)
Repurchase of common stock	-	(1,575,000)
Proceeds from issuance of common stock	55,580	26,080

Cash (used in) financing activities	(95,315)	(1,649,815)

Effect of exchange rate changes on cash	522,943	(7,937)

Inflow of cash	3,847,498	423,500
Cash and cash equivalents, beginning	2,470,066	2,498,738

Cash and cash equivalents, ending	$6,317,564	$2,922,238

Supplemental disclosure of cash flow information:
Income taxes paid	$833,766	$452,654
Interest paid	$34,107	$33,876

-- See Notes to Unaudited Interim Condensed Consolidated Financial Statements -

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2017
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

In the opinion of the Company’s management, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2017, the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(k)           Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the condensed interim consolidated statements of operations and comprehensive income (loss).

(q)               Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,964,413 (67%) at September 30, 2017 (December 31, 2016 - $2,032,646 or 67%).

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

3.           Accounts Receivable.

	September 30, 2017	December 31, 2016
Accounts receivable	$2,963,925	$3,044,652
Allowances for doubtful accounts	(40,544)	(36,499)
	$2,923,381	$3,008,153

4.           Inventory.

	September 30, 2017	December 31, 2016
Completed goods	$1,761,747	$1,646,465
Work in progress	206,110	2,572
Raw materials	2,450,743	2,137,056
	$4,418,600	$3,786,093

5. Property, Plant & equipment.

	September 30, 2017	Accumulated	September 30, 2017
	Cost	Depreciation	Net
Buildings	$3,164,847	$2,376,064	$788,783
Computer hardware	40,904	39,236	1,668
Furniture and fixtures	17,673	10,748	6,925
Office equipment	435	32	403
Manufacturing equipment	2,451,018	2,050,644	400,374
Trailer	9,613	1,082	8,531
Boat	34,400	13,347	21,053
Leasehold improvements	85,432	28,235	57,197
Land	371,820	-	371,820
	$6,176,142	$4,519,388	$1,656,754

	December 31, 2016	Accumulated	December 31, 2016
	Cost	Depreciation	Net
Buildings	$4,762,094	$2,967,370	$1,794,724
Computer hardware	89,480	85,784	3,696
Furniture and fixtures	32,439	23,142	9,297
Office equipment	17,745	16,788	957
Manufacturing equipment	5,236,404	4,102,635	1,133,769
Trailer	12,859	12,250	609
Boat	34,400	9,632	24,768
Leasehold improvements	85,432	15,419	70,013
Technology	101,748	101,748	-
Land	356,111	-	356,111
	$10,728,712	$7,334,768	$3,393,944

Amount of depreciation expense for 2017: $177,184 (2016: $393,630).

6.
Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2017 Cost	Accumulated Amortization	September 30, 2017 Net
Patents	$212,426	$128,864	$83,562

	December 31, 2016 Cost	Accumulated Amortization	December 31, 2016 Net
Patents	$197,448	$101,558	$95,890

Increase in 2017 cost was due to currency conversion. 2017 cost in Canadian dollars - $265,102 (2016 - $265,102 in Canadian dollars).

Amount of amortization for 2017 - $12,329 (2016 - $11,556)

Estimated amortization expense over the next five years is as follows:

2017	$16,438
2018	16,438
2019	16,438
2020	16,438
2021	16,438

7.
Long Term Deposits.

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2017	December 31, 2016
Long term deposits	$26,833	$26,163

8.
Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which we acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. We account for this investment using the equity method of accounting. A summary of our investment is as follows:

Balance, January 1, 2016	-
Capital contributions	$150,066
Return of equity	(12,500)
Loss in equity method investment	(15,086)
Balance, December 31, 2016	$122,480
Return of equity	(18,750)
Balance, September 30, 2017	$103,730

9.
Short-Term Line of Credit.

In May 2017, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. The loan has an annual interest rate of 4.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2017, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of September 30, 2017 were $250,000 (December 31, 2016 - $250,000).

10.
Long Term Debt.

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at September 30, 2017 was $402,387 (December 31, 2016 - US$553,282).

The Company has committed to the following repayments:

2017	$50,299
2018	$201,193
2019	$150,895

As of September 30, 2017, Company was in compliance with all loan covenants.

	September 30, 2017	December 31, 2016
Continuity
Balance, beginning of period	$553,282	$754,475
Plus: Proceeds from loans	--	-
Less: Payments on loan	150,895	201,193
Balance, end of period	$402,387	$553,282

Outstanding balance at:
Long term debt – Harris	402,387	553,282
Long term debt	$402,387	$553,282
Less: current portion	(201,193)	(201,193)
Balance	$201,194	$352,089

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016 and the nine month period ended September 30, 2017:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2015	1,190,000	$0.75 - $2.45	$1.34
Granted	168,000	$1.42	$1.42
Cancelled or expired	(515,000)	$0.75 – 2.45	$1.61
Exercised	(30,000)	$1.00 – 1.21	$1.09
Balance, December 31, 2016	813,000	$0.75 – 2.22	$1.19
Cancelled or expired	(92,000)	$1.00 - 2.22	$1.97
Exercised	(50,000)	$0.75 – 1.21	$1.11
Balance, September 30, 2017	671,000	$0.75 – 1.42	$1.09
Exercisable, September 30, 2017	508,000	$0.75 – 1.21	$0.98

The fair value of each option grant is calculated using the following weighted average assumptions:

2016

Expected life - years	3.0
Interest rate	1.37%
Volatility	75.64%
Dividend yield	--%
Weighted average fair value of options granted	$0.7073

The Company did not grant any options during the nine months ended September 30, 2017. Vesting of options granted in previous years resulted in expenses in the amount of $16,975 for consultants and $51,775 for employees during the nine months ended September 30, 2017.

The Company did not grant any options during the nine months ended September 30, 2016. Vesting of options granted in previous years resulted in expenses in the amount of $8,910 for consultants and $23,013 for employees during the nine months ended September 30, 2016.

As of September 30, 2017, there was approximately $23,058 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.25 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2017 is $373,770.

12.
Capital Stock.

During the nine months ended September 30, 2017, the Company issued the following shares upon the exercise of employee stock options:

Date Issued	Number of Shares Issued
March 10, 2017	3,000
June 6, 2017	5,000
June 15, 2017	20,000
July 7, 2017	10,000
September 5, 2017	12,000

During the nine months ended September 30, 2016, the Company issued the following shares upon the exercise of employee and consultant stock options:

Date Issued	Number of Shares Issued
August 11, 2016	9,000
September 22, 2016	15,000

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

Nine months ended September 30, 2017:
	EWCP	BPCA	Total

Revenue	$606,476	$12,048,984	$12,655,460
Interest revenue	183	140	323
Interest expense	54	35,644	35,698
Depreciation and amortization	44,302	145,211	189,513
Segment profit (loss)	1,980,968	1,266,398	3,247,366
Segment assets	354,851	1,385,465	1,740,316
Expenditures for segment assets	(50,470)	(7,406)	(57,876)

Nine months ended September 30, 2016:
	EWCP	BPCA	Total

Revenue	$750,415	$11,412,437	$12,162,852
Interest revenue	1	2,160	2,161
Interest expense	59	33,817	33,876
Depreciation and amortization	244,644	160,542	405,186
Segment profit (loss)	(492,829)	1,881,824	1,388,995
Segment assets	2,097,841	1,614,891	3,712,732
Expenditures for segment assets	(6,130)	(95,632)	(101,762)

The sales generated in the United States and Canada are as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Canada	$265,175	$361,683
United States and abroad	12,390,285	11,801,169
Total	$12,655,460	$12,162,852

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2017	December 31, 2016
Canada	$354,851	$1,966,564
United States	1,385,465	1,523,270
Total	$1,740,316	$3,489,834

Three customers accounted for $7,527,184 (59%) of sales during the nine months ended September 30, 2017 (2016 - $7,154,393 or 59%). Three customers accounted for $1,964,413 of accounts receivable (67%) at September 30, 2017 (December 31, 2016 – $2,032,646 or 67%).

14.
Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $777,775 over the term of two leases, the last expiring on October 31, 2021.

Commitments in the next five years are as follows:

2017	$49,855
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

15.
Subsequent Events.

In October 2017, the Company paid outright for a 3,000 sq. ft. building and 1 acre of land in Taber, AB Canada. Purchased for $275,000CAD ($219,560USD), the building will be used for manufacturing and office space.

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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2017 are discussed below:

Nine Months ended September 30, 2017

Item	Increase (I) or Decrease (D)	Reason
Sales EWCP products	D	Loss of Taber, AB manufacturing facility to fire.
BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.
Gross Profit, as a % of sales	D	Temporary increase in costs after loss of the EWCP manufacturing plant to fire along with increased aspartic acid costs
Wages	I	Increased wages to retain employees.
Administrative salaries and benefits	I	Increased wages to retain employees.
Rent	I	Additional storage and capacity space for BCPS products.
Professional fess	I	Increased legal fees related to IP and general legal representation along with increased accounting costs.

Commissions	D	Uncommissionable sales increased against commissionable sales.

Three months ended September 30, 2017

Item	Increase (I) or Decrease (D)	Reason
Sales BPCA products	I	Increased sales across all market verticals due to increased success in sales activity.
Gross Profit, as a % of sales	D	Temporary increase in costs after loss of the EWCP manufacturing plant to fire along with increased aspartic acid costs.
Wages	I	Increased wages to retain employees.
Administrative salaries and benefits	I	Increased wages to retain employees.
Rent	I	Additional storage and capacity space for BCPS products.
Professional fess	D	Reduced litigation resulted in reduced professional fees.
Research	I	Increase costs associated with regulatory compliance.

Three customers accounting for 57% of our sales during the three months ended September 30, 2017 (2016 – 68%) and 59% of our sales during the nine months ended September 30, 2017 (2016 - 59%). The amount of revenue attributable to each customer is shown below.

	Three months ended September 30,		Nine months ended September 30,
Customer	2017	2016	2017	2016

A	$1,213,179	$821,469	$4,263,172	$3,286,124
B	$648,720	$1,124,557	$2,094,490	$2,955,115
C	$-	$-	$1,169,522	$913,154
D	$-	$173,015	$-	$-
E	$307,434	$-	$-	$-

Customers with balances greater than 10% of our receivables as of September 30, 2017 and 2016 are shown below:

	September 30,
	2017	2016

Company A	1,436,247	667,894
Company A	317,544	642,425

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2017 and 2016 are shown below:

	2017	2016

Cash provided by (used by) operations	39,386	2,183,364
Long term deposits	-	(350)
Investment	18,750	-
Insurance proceeds from fire loss	3,419,610	-
Sales (purchases) of equipment	(57,876)	(101,762)
Advances from (repayments of) short term line of credit	-	50,000
Repayment of loans	(150,895)	(150,895)
Repurchase of common stock	-	(1,575,000)
Proceeds from issuance of common stock	55,580	26,080
Changes in exchange rates	522,943	(7,937)

             The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2017, working capital was $12,075,396 (December 31, 2016 - $7,150,606) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $777,775 over the term of two leases, the last expiring on October 31, 2021.

Commitments in the next five years are as follows:

2017	$49,855
2018	$201,840
2019	$205,580
2020	$209,400
2021	$111,100

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending September 30, 2018.

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

Item 4.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2017. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Flexible Solutions International, Inc.

November 14, 2017	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer