Form 10-K
period 2017-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2018-04-02
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1922863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (403) 223-2995

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]          No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]       No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [  ] Yes [X] No

As of June 30, 2017 the aggregate market value of the Company’s common stock held by non-affiliates was $12,914,521 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 30, 2018, the Company had 11,630,991 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that our actual results will be consistent with these forward-looking statements. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date of this Annual Report is filed with the Securities and Exchange Commission.

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

Our website is www.flexiblesolutions.com

Our Products

HEATSAVR®

Our studies indicate that approximately 70% of the energy lost from a swimming pool occurs through water evaporation. HEATSAVR® is a chemical product for use in swimming pools and spas that forms a thin, transparent layer on the water’s surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time and thereby reducing the energy required to maintain the desired temperature of the water. We have received reports from our commercial customers documenting energy savings of between $2,400 and $6,000 per year when using HEATSAVR®.

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

HEATSAVR® retails for between $250 and $300 per four gallon case in the United States. We market our HEATSAVR® product to homeowners with swimming pools and spas as well as operators of swimming pools and spas in hotels, motels, schools, and municipal and private recreational facilities.

We also manufacture and sell products which automatically dispense HEATSAVR® into commercial size swimming pools or spas at the rate of one ounce per 400 sq. ft. of water surface per day.

We have non-exclusive distributorships in Canada and the United States for the sale of bulk HEATSAVR® and exclusive distributorships in several countries outside North America.

WATERSAVR®

This product utilizes a patented variation of our HEATSAVR technology to reduce water evaporation in reservoirs, potable water storage tanks, livestock watering ponds, aqueducts, canals and irrigation ditches. WATERSAVR may also be used for lawn and turf care and potted and bedding plants.

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

We have one full-time employee and one part-time employee involved in the sales and marketing of WATERSAVR®.

TPAs (thermal polyaspartate biopolymers)

TPAs for Oilfields. TPAs are used to reduce scale and corrosion in various “topside” water systems. They are used in place of traditional phosphonate and other products when biodegradability is required by environmental regulations. We have the ability to custom manufacture TPAs depending on the specific water conditions associated with any oil well. TPAs are also used in fracking fluids to reduce the toxicity while maintaining equal function.

TPAs for the Agricultural Industry. TPAs have the ability to reduce fertilizer crystallization before, during and after application and can also prevent crystal formation between fertilizer and minerals present in the soil. Once crystallized, fertilizer and soil minerals are not able to provide plant nourishment. As a result, in select conditions the use of TPAs either blended with fertilizer or applied directly to crops can increase yields significantly. TPAs are designated for crop nutrient management programs and should not be confused with crop protection and pesticides or other agricultural chemical applications. Depending on the application, TPA products are marketed under a variety of brands including EX-10TM, AmisorbTM, LYNXTM, MAGNETTM, AmGroTM and VOLTTM. Markets of significance include corn, wheat, soybeans, rice, potatoes, sugar beets, cotton, tomatoes, almonds and other high value per acre crops.

TPAs for Irrigation. The crystallization prevention ability of TPAs can also be useful in select irrigation conditions. By reducing calcium carbonate scale propagation, TPAs can prevent early plugging of drip irrigation ports, reduce maintenance costs and lengthen the life of equipment. TPAs compete with acid type scale removers, but have the advantage of a positive yield effect on the plant, as well as an easier deployment formulation with liquid fertilizers when used as part of a “fertigation” program. Our TPAs for drip irrigation scale prevention are marketed and sold through the same channels as TPAs used by the agricultural industry.

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

Nitrogen conservation products for Agriculture. We manufacture and sell two conservation products for slowing nitrogen loss from fields. One significant loss route for nitrogen fertilizer is enzymatic degradation by bacteria naturally present in soil. Our product, SUN 27TM inhibits the bacterial action and keeps the nitrogen fertilizer available for plant growth. The second significant nitrogen loss mechanism is de-nitrification. This is also caused by bacterial activity in soil resulting in oxygen being stripped from the fertilizer leaving nitrogen gas. The gas can’t be used by the plants and escapes into the atmosphere. Our N Savr 30TM product uses the most effective active ingredients available to combat this cause of fertilizer loss. We sell SUN 27TM and N Savr 30TM through distributors in North and South America under our trade names and under private labels.

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2017	2016

Company A	$4,630,784	$5,180,333
Company B	$2,224,184	$3,560,645
Company C	$1,598,195	$1,407,064

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2017	2016

Company A	$728,848	$1,822,743
Company B	518,526	-

Competition

HEATSAVR®

Although we are aware of two other companies that manufacture products that compete with HEATSAVR® , we believe our products are more effective and safer. We maintain fair pricing equal to or lower than our competitors and protect our intellectual property carefully. Our products are expected to maintain or increase market share in the competitive pool market.

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

Manufacturing

Our HEATSAVR® products and dispensers are made from chemicals, plastic and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for these products and we do not have any long term supply contracts for any of these items. We have these products made by outside parties without long term contracts.

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

In November 2007, we purchased a building and 3.3 acres of land in Taber, Alberta, Canada. The price paid was CDN$1,325,000 and was financed by cash of $660,000 and an interest free mortgage that was paid in June 2008. The building was operated as a fermentation facility for the production of aspartic acid, a key ingredient in TPAs. Aspartic acid made in Taber was then shipped to our plant in Illinois for finishing. In February 2014 we suspended production of aspartic acid at our Taber plant. The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly. In particular, plant operating costs increased and the price of aspartic acid derived from oil was less than forecast. In February 2017, the Taber plant was destroyed in a fire. However, the loss was covered by insurance.

Government Regulations

HEATSAVR®

Chemical products for use in swimming pools are covered by a variety of governmental regulations in all countries where we sell these products. These regulations cover packaging, labeling, and product safety. We believe our products are in compliance with these regulations.

WATERSAVR®

Our WATERSAVR® product is subject to regulation in most countries, particularly for agricultural and drinking water uses. We do not anticipate that governmental regulations will be an impediment to marketing WATERSAVR® because the components in WATERSAVR® have historically been used in agriculture for many years for other purposes. Nevertheless, we may require county or state approval on a case by case basis to sell WATERSAVR® in the United States for agricultural and drinking water uses. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States.

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

Research and Development

We spent $98,833 during the year ended December 31, 2017 and $95,028 during year ended December 31, 2016 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2017 we had 25 employees, including one officer, six sales and customer support personnel, and eighteen manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use WATERSAVR® in drinking water in the United States. Neverless, we may require county or state approval on a case by case basis. We expect to spend $200,000 on the marketing and production of our WATERSAVR® product in fiscal 2018.

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

Revenues from shipments made outside of the United States accounted for approximately 72% of our revenues in the year ended December 31, 2017, 71% in the year ended December 31, 2016 and 75% in the year ended December 31, 2015. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates;

●	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

●	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

●	trade protection measures and import or export licensing requirements;

●	differing tax laws and changes in those laws;

●	difficulty in staffing and managing widespread operations;

●	differing laws regarding protection of intellectual property; and

●	differing regulatory requirements and changes in those requirements.

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

Our business exposes us to potential product liability risks. There are many factors beyond our control that could lead to liability claims, including the failure of our products to work properly and the chance that consumers will use our products incorrectly or for purposes for which they were not intended. There can be no assurance that the amount of product liability insurance that we carry will be sufficient to protect us from product liability claims. A product liability claim in excess of the amount of insurance we carry could have a material adverse effect on our business, financial condition and results of operations.

Our ongoing success is dependent upon the continued availability of certain key employees.

Our business would be adversely affected if the services of Daniel B. O’Brien ceased to be available to us since we currently do not have any other employee with an equivalent level of expertise in and knowledge of our industry. If Mr. O’Brien no longer served as our President and Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain qualified employees, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,440 per month with a lease effective to December 2020 and 30,600 sq. ft. of warehouse space in Peru, IL used for storage and extra capacity at a cost of $10,270 per month with a lease effective to October 2021. We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, AB Canada. We also own 3.3 acres of cleared and undeveloped land in Taber, AB.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

	High	Low

Year Ended December 31, 2017
First Quarter	$1.63	$1.29
Second Quarter	2.48	1.46
Third Quarter	1.93	1.64
Fourth Quarter	1.97	1.68

	High	Low

Year Ended December 31, 2016
First Quarter	$1.10	$0.75
Second Quarter	1.81	0.84
Third Quarter	2.41	1.33
Fourth Quarter	2.26	1.20

As of March 30, 2017 we had approximately 2,200 shareholders.

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

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2016 and 2017.

As of March 30, 2018 we had 11,630,991 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2018:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	680,000	A

A.       Options are exercisable at prices ranging from $0.75 to $1.70 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Material changes in the line items in our Statement of Operations for the year ended December 31, 2017 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products TPA products	D D	Loss of Taber, AB manufacturing facility to fire. Lower uptake by customers.
Gross Profit, as a % of sales	D	Temporary increase in costs after loss of the EWCP manufacturing plant to fire along with increased aspartic acid costs.
Wages	I	Increased wages to retain employees.
Administrative salaries and benefits	I	Increased wages to retain employees.
Rent	I	Additional storage and capacity space for BCPS products.
Professional fess	I	Increased legal fees related to IP and general legal representation along with increased accounting costs.

Gain on involuntary disposition	I	Result of fire at Taber, AB manufacturing facility.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product;

●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and

●	drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2017 and 2016 are shown below:

	2017	2016

Cash provided by (used by) operations	1,042,425	1,775,226
Long term deposits	7,980	(15,925)
Return on investment	25,000	(87,500)
Insurance proceeds from fire loss	3,366,889	-
Sales (purchases) of equipment	(426,480)	(114,270)
Advances from (repayments of) short term line of credit	-	50,000
Repayment of loans	(201,193)	(201,193)
Repurchase of common stock	-	(1,575,000)
Proceeds from issuance of common stock	156,020	32,600
Changes in exchange rates	471,431	107,390

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2017, our working capital was $11,259,028 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $735,670 over the term of three leases, the last expiring on October 31, 2021.

Commitments for rent in the next four years are as follows:

2018	$201,840
2019	$205,580
2020	$209,400
2021	$118,850

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2017 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Flexible Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flexible Solutions International Inc. (the Company) as of December 30, 2017 and 2016, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Vancouver, BC

March 31, 2017

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	2017	2016

Assets

Current
Cash and cash equivalents	$6,912,138	$2,470,066
Accounts receivable (see Note 3)	2,105,471	3,008,153
Inventories (see Note 4)	4,686,852	3,786,093
Prepaid expenses	255,080	228,699
Total current assets	13,959,541	9,493,011

Property, equipment and leaseholds, net (see Note 5)	1,938,509	3,393,944
Patents (see Note 6)	79,452	95,890
Long term deposits (see Note 7)	18,531	26,163
Investment (Note 8)	13,414	122,480
Deferred tax asset (Note 11)	1,763,923	2,026,999

Total Assets	$17,773,370	$15,158,487

Liabilities

Current
Accounts payable and accrued liabilities	$939,116	$902,037
Deferred revenue	208,608	95,308
Income taxes payable	1,101,596	893,867
Short term line of credit (Note 9)	250,000	250,000
Current portion of long term debt (Note 10)	201,193	201,193
Total current liabilities	2,700,513	2,342,405
Long term debt (Note 10)	150,896	352,089
Total liabilities	2,851,409	2,694,494

Stockholders’ Equity

Capital stock (see Note 14)
Authorized
50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding:
11,597,991 (2016: 11,457,991) common shares	11,598	11,458
Capital in excess of par value	15,114,835	14,842,863
Other comprehensive loss	(656,093)	(1,087,208)
Accumulated earnings (deficit)	451,621	(1,303,120)

Total Stockholders’ Equity	14,921,961	12,463,993

Total Liabilities and Stockholders’ Equity	$17,773,370	$15,158,487

Commitments and Subsequent events                                                         (See Notes 16 and 17)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2017	2016

Sales	$15,494,325	$16,246,014
Cost of sales	9,508,827	9,256,526

Gross profit	5,985,498	6,989,488

Operating Expenses
Wages	1,647,780	1,528,031
Administrative salaries and benefits	1,007,850	838,837
Advertising and promotion	18,257	21,199
Investor relations and transfer agent fee	152,362	131,037
Office and miscellaneous	238,195	269,800
Insurance	285,418	301,856
Interest expense	44,125	41,699
Rent	241,286	117,715
Consulting	133,949	119,198
Professional fees	222,743	184,931
Travel	137,392	140,340
Telecommunications	26,071	24,363
Shipping	19,624	16,338
Research	98,928	95,098
Commissions	112,678	66,839
Bad debt expense	1,191	-
Currency exchange	64,870	(10,602)
Utilities	21,339	17,495

Total operating expenses	4,474,058	3,904,174

Operating income	1,511,440	3,085,314
Gain on sale of equipment	-	6,848
Gain on involuntary disposition (net of tax)	2,043,614	-
Write down of inventory	(51,346)	-
Loss on investment	(84,066)	(15,086)
Interest income	913	2,184
Income before income tax	3,420,555	3,079,260

Income taxes (Note 11)
Deferred income (expense) tax recovery	(985,495)	(303,793)
Income tax recovery (expense)	(680,319)	(982,133)

Net income for the year	$1,754,741	$1,793,334

Other comprehensive income	431,115	118,590
Comprehensive income	2,185,856	1,911,924
Income per share (basic) (Note 12)	$0.15	$0.16
Income per share (diluted) (Note 12)	$0.15	$0.15
Weighted average number of common shares (basic)	11,485,580	11,464,270
Weighted average number of common shares (diluted)	11,725,482	11,635,136

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2017	2016

Operating activities
Net income	$1,754,741	$1,793,334
Adjustments to reconcile net income to net cash:
Stock based compensation	116,092	66,318
Depreciation and amortization	286,616	540,079
Loss on investment	84,066	15,086
Decrease in deferred tax asset	985,495	303,793
Write down of inventory	(51,346)	-
Gain on involuntary disposition	(2,043,614)	-

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	912,056	(1,199,267)
(Increase) Decrease in inventories	(887,339)	(506,278)
(Increase) Decrease in prepaid expenses	(23,758)	15,793
Increase (Decrease) in accounts payable and accrued liabilities	(407,555)	90,111
Increase (Decrease) in taxes payable	207,729	600,629
Increase (Decrease) deferred revenue	109,242	55,628

Cash provided by operating activities	1,042,425	1,775,226

Investing activities
Long term deposits	7,980	(15,925)
Investment	25,000	(87,500)
Proceed from insurance	3,366,889	-
Net purchase of property, equipment and leaseholds	(426,480)	(114,270)

Cash used in investing activities	2,973,389	(217,695)

Financing activities
Draw from short term line of credit	-	50,000
Loan repayment	(201,193)	(201,193)
Repurchase of common stock	-	(1,575,000)
Proceeds of issuance of common stock	156,020	32,600

Cash used in financing activities	(45,173)	(1,693,593)

Effect of exchange rate changes on cash	471,431	107,390

Inflow (outflow) of cash	4,442,072	(28,672)
Cash and cash equivalents, beginning	2,470,066	2,498,738

Cash and cash equivalents, ending	$6,912,138	$2,470,066

Supplemental disclosure of cash flow information:
Income taxes paid	833,766	452,654
Interest paid	43,003	41,699

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

(U.S. Dollars)

			Capital in	Accumulated	Other	Total
			Excess of	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	(Deficiency)	Income (Loss)	Equity

Balance December 31, 2015	13,177,991	$13,178	$16,317,225	$(3,096,454)	$(1,205,798)	$12,028,151

Translation adjustment	—	—	—	—	118,590	118,590
Net income	—	—	—	1,793,334	—	1,793,334

Comprehensive income	—	—	—	—	—	1,911,924

Common stock cancelled	(1,750,000)	(1,750)	(1,573,250)	—	—	(1,575,000)

Common stock issued	30,000	30	32,570	—	—	32,600

Stock-based compensation	—	—	66,318	—	—	66,318

Balance December 31, 2016	11,457,991	$11,458	$14,842,863	$(1,303,120)	$(1,087,208)	$12,463,993

Translation adjustment	—	—	—	—	431,115	431,115
Net income	—	—	—	1,754,741	—	1,754,741

Comprehensive income	—	—	—	—	—	2,185,856

Common stock issued	140,000	140	155,880	—	—	156,020

Stock-based compensation	—	—	116,092	—	—	116,092

Balance December 31, 2017	11,597,991	$11,598	$15,114,835	$451,621	$(656,093)	$14,921,961

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

(b)       Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value for 2017 and at the lower of cost or market for 2016. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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

(d)       Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Leasehold improvements	Straight-line over lease term

Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates their carrying amounts may not be recoverable. No write-downs have been necessary to date.

(e)       Impairment of Long-Lived Assets.

In accordance with FASB Codification Topic 360, “Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets, including, but not limited to, property, equipment and leaseholds, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

(f)       Foreign Currency.

The functional currency of three of the Company’s subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income in the consolidated statements of income and comprehensive income.

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

The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period based on the estimated number of stock options that are expected to vest. Shares are issued from treasury upon exercise of stock options.

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

(k)       Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2017 and 2016.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the asset impairment analysis, share-based payments and warrants, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds, and the valuation of inventory.

(m)       Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term line of credit were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

(n)       Fair Value of Financial Instruments

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q)        Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s two primary customers totaled $1,247,374 (65%) at December 31, 2017 (December 31, 2016 - $2,032,646 or 67%).

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

(r)        Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through interest and other loss, net in the consolidated statements of income and comprehensive income.

(s)       Adoption of new accounting principles

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The standard will require inventory to be measured at the lower of cost or net realizable value. The guidance will not apply to inventories for which cost is determined using the last-in, first-out method or the retail inventory method. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. Adoption of this standard had no material effect on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard was issued as part of the FASB’s Simplification Initiative that involve several aspects of the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. Early adoption is permitted in any interim or annual period. Adoption of this standard had no material effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance. The standard will require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard will be effective January 1, 2018 with early adoption permissible beginning January 1, 2017. We do not expect this to have a material impact on our consolidated financial statements.

3.       Accounts Receivable

	2017	2016

Accounts receivable	$2,145,803	$3,044,652
Allowances for doubtful accounts	(40,332)	(36,499)
	$2,105,471	$3,008,153

4.       Inventories

	2017	2016

Completed goods	$2,530,914	$1,646,465
Work in progress	183,944	2,572
Raw materials and supplies	1,971,994	2,137,056
	$4,686,852	$3,786,093

In February 2017, the Company lost $367,331CAD ($277,482USD) in inventory in a fire at the Taber, AB location. Insurance was in place. See Note 5.

5.       Property, Equipment and Leaseholds

	2017	Accumulated	2017
	Cost	Depreciation	Net
Buildings and improvements	$3,400,792	$2,409,179	$991,613
Computer hardware	40,904	39,398	1,506
Furniture and fixtures	17,673	11,156	6,517
Office equipment	1,480	148	1,332
Manufacturing equipment	2,590,158	2,104,137	486,021
Trailer	9,562	1,434	8,128
Boat	34,400	14,586	19,814
Leasehold improvements	85,432	32,506	52,926
Technology	101,748	101,748	—
Land	370,652	—	370,652
	$6,652,801	$4,714,292	$1,938,509

	2016	Accumulated	2016
	Cost	Depreciation	Net
Buildings and improvements	$4,762,094	$2,967,370	$1,794,724
Computer hardware	89,480	85,784	3,696
Furniture and fixtures	32,439	23,142	9,297
Office equipment	17,745	16,788	957
Manufacturing equipment	5,236,404	4,102,635	1,133,769
Trailer	12,859	12,250	609
Boat	34,400	9,632	24,768
Leasehold improvements	85,432	15,419	70,013
Technology	101,748	101,748	—
Land	356,111	—	356,111
	$10,728,712	$7,334,768	$3,393,944

Amount of depreciation expense for 2017: $270,178 (2016: $524,463) and is included in cost of sales in the consolidated statements of income and comprehensive income.

In February 2017, the Company lost a net carrying value total of $2,196,722CAD ($1,659,404USD) in building and manufacturing equipment in a fire at the Taber, AB location. Insurance was in place. During the year ended December 31, 2017, the Company was approved for interim insurance proceeds of $5,570,000CAD ($4,207,578USD).

6.       Patents

	2017 Cost	Accumulated Amortization	2017 Net
Patents	$212,426	$132,974	$79,452

	2016 Cost	Accumulated Amortization	2016 Net
Patents	$197,448	$101,558	$95,890

Increase in 2017 cost was due to currency conversion. 2017 cost in Canadian dollars - $265,102 (2016 - $265,102 in Canadian dollars).

Amount of amortization for 2017: $16,438 (2016: $15,616) and is included in cost of sales in the consolidated statements of income and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2018	$16,438
2019	16,438
2020	16,438
2021	16,438
2022	16,438

7.       Long Term Deposits

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and security deposits held by various vendors.

	2017	2016

Long term deposits	$18,531	$26,163

8.       Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which the Company acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment is as follows:

January 1, 2016 Balance	-
Capital contributions	$150,066
Return of equity	(12,500)
Loss in equity method investment	(15,086)
December 31, 2016 Balance	$122,480
Return of equity	(25,000)
Loss on equity method investment	(84,066)
December 31, 2017 Balance	13,414

9.       Short-Term Line of Credit

In May 2017, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. The loan has an annual interest rate of 5%. (2016 – 4%) and is up for renewal on June 30, 2018.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2017, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of December 31, 2017 were $250,000 (December 31, 2016 - $250,000).

10.       Long Term Debt

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (2017 – 5%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at December 31, 2017 was $352,089 (December 31, 2016 - $553,282). The final payment will be made in September 2019.

The Company has committed to the following repayments:

2018	$201,193
2019	$150,896

As of December 31, 2017, Company was in compliance with all loan covenants.

	December 31, 2017	December 31, 2016
Continuity
Balance, beginning of year	$553,282	$754,475
Less: Payments on loan	201,193	201,193
Balance, end of year	$352,089	$553,282
Less: current portion	(201,193)	(201,193)
Long term balance	$150,896	$352,089

11.       Income Tax

The provision for income tax expense (benefit) is comprised of the following:

	2017	2016
Current tax, federal	$547,486	$787,539
Current tax, state	132,833	194,594
Current tax, foreign	-	-
Current tax, total	680,319	982,133

Deferred income tax, federal	(11,069)	41,343
Deferred income tax, state	(2,686)	10,215
Deferred income tax, foreign	385,639	252,235
Deferred income tax, total	371,884	303,793
Total	$1,052,203	$3,191,056

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates.

	2017	2016
Income (loss) before tax, net of tax from gain on involuntary disposition	3,420,556	3,079,260
Tax from gain on involuntary disposition	(613,611)	-
Income (loss) before taxes	2,806,945	3,079,260
US statutory tax rates	39.69%	39.12%
Expected income tax (recovery)	1,114,147	1,207,840
Non-deductible items	520,665	(139,975)
Change in estimates	(91,632)	228,495
Change in enacted tax rate	189,626	4,437
Option expired during the year	21,640	8,418
Foreign tax rate difference	(662,381)	(46,498)
Change in valuation allowance	(39,863)	22,878
Total income taxes (recovery)	1,052,203	1,285,595

Current income tax expenses (recovery)	680,318	982,133
Deferred tax expenses (recovery)	371,884	303,792
Total income taxes (recovery)	1,052,203	1,285,925

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2017 and 2016 are comprised of the following:

Canada	2017	2016
Non capital loss carryforwards	1,378,242	830,476
Patents	69,597	45,351
Fixed assets	-	848,843
Financial instruments	-	-
	1,447,839	1,724,670
Valuation Allowance	-	-
Net Deferred tax asset (liability)	1,447,839	1,724,670

USA
	2017	2016
Fixed Assets	351,746	322,634
Stock-Based Compensation	154,023	209,242
	505,768	531,876
Deferred tax asset not recognized	189,684	229,547
Net Deferred tax asset	316,084	302,329

The Company has non-operating loss carryforwards of approximately $5,097,682 (2016 - $3,075,838) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Loss
2029	710,778
2030	862,371
2031	992,967
2032	649,299
2033	77,587
2037	1,804,680
Total	5,097,682

As at December 31, 2017, the Company has no net operating losses carryforward available for US tax purposes.

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

As at December 31, 2017 and 2016, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

12.       Income Per Share

We present both basic and diluted income per share on the face of our consolidated statements of income. Basic and diluted income per share are calculated as follows:

	2017	2016

Net income (loss)	$1,754,741	$1,793,334
Weighted average common shares outstanding:
Basic	11,485,580	11,464,270
Diluted	11,725,482	11,635,136
Net income (loss) per common share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.15

Certain stock options whose terms and conditions are described in Note 13, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2017	2016

Anti-dilutive options	nil	72,000

There were no preferred shares issued and outstanding during the years ended December 31, 2017 or 2016.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2017 and 2016:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2015	1,190,000	$0.75 - $2.45	$1.34
Granted	168,000	$1.42	$1.42
Cancelled or expired	(515,000)	$0.75 – 2.45	$1.61
Exercised	(30,000)	$1.00 – 1.21	$1.09
Balance, December 31, 2016	813,000	$0.75 – 2.22	$1.19
Granted	154,000	$1.70	$1.70
Cancelled or expired	(114,000)	$1.00 - 2.22	$1.75
Exercised	(140,000)	$0.75 – 1.21	$1.11
Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Exercisable, December 31, 2017	559,000	$0.75 – 1.41	$1.08

The weighted-average remaining contractual life of outstanding options is 2.8 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2017	2016

Expected life – years	3.0	3.0
Interest rate	2.23%	1.37%
Volatility	73.09%	75.64%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.8344	$0.7073

During the year ended December 31, 2017, the Company granted 40,000 (2016 – 40,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $6,675 (2016 - $5,658). Options granted in other years resulted in additional expenses of $22,634 (2016 – $11,879). During the year ended December 31, 2017, employees were granted 114,000 (2016 – 128,000) stock options, which resulted in additional expenses of $19,024 (2016 – $17,824). Options granted in other years resulted in additional expenses in the amount of $67,759 for employees during the year ended December 31, 2017 (2016 - $30,957). There were 110,000 employee and 30,000 consultant stock options exercised during the year ended December 31, 2017 (2016 – 30,000 employee; nil consultant).

As of December 31, 2017, there was approximately $102,798 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1 year.

The aggregate intrinsic value of vested options outstanding at December 31, 2017 is $413,410 (2016 – nil).

14.        Capital Stock.

During the year ended December 31, 2017, the Company issued 110,000 shares upon the exercise of employee stock options and 30,000 shares upon the exercise of consultant stock options

On January 6, 2016, the Company repurchased 1,750,000 shares of its common stock at $0.90 per share for a total purchase price of $1,575,000. The shares were returned to treasury.

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

(b) Biodegradable polymers (“BCPA’s”), also known as TPA’s, used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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

Year ended December 31, 2017:

	EWCP	BCPA	Consolidated

Sales	$641,675	$14,852,650	$15,494,325
Interest expense	54	44,071	44,125
Depreciation	62,376	219,108	281,484
Income tax expense	-	680,319	680,319
Segment profit	2,021,289	(266,548)	1,754,741
Segment assets	580,304	1,437,657	2,017,961
Expenditures for segment assets	287,853	138,628	426,480

Year ended December 31, 2016:

	EWCP	BCPA	Consolidated

Sales	$785,660	$15,460,354	$16,246,014
Interest expense	59	41,640	41,699
Depreciation	325,696	214,383	540,079
Income tax expense	-	982,133	982,133
Segment profit (loss)	(417,770)	2,211,104	1,793,334
Segment assets	1,966,564	1,523,270	3,489,834
Expenditures for segment assets	6,352	107,918	114,270

Sales by territory are shown below:

	2017	2016

Canada	$362,362	$453,480
United States and abroad	15,131,963	15,792,534
Total	$15,494,325	$16,246,014

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2017	2016

Canada	$580,304	$1,966,564
United States	1,437,657	1,523,270
Total	$2,017,961	$3,489,834

Three customers accounted for $8,453,163 (55%) of sales made in 2017 (2016 - $10,148,042 or 62%).

16. Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $735,670 over the term of two leases, the last expiring on October 31, 2021.

Commitments for rent in the next four years are as follows:

2018	$201,840
2019	$205,580
2020	$209,400
2021	$118,850

17. Subsequent Events.

In January 2018, the Company issued 23,000 shares on the exercise of employee stock options and 10,000 shares on the exercise of consultant stock options.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	61	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	65	Director
Robert Helina	52	Director
Tom Fyles Ben Seaman	66 37	Director Director
David Fynn	60	Director

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

John Bientjes, Thomas Fyles, Ben Seaman and David Fynn are independent directors as that term is defined in section 803 of the listing standards of the NYSE American.

Our Audit Committee, consisting of John Bientjes, Ben Seaman and David Fynn all of whom have strong financial backgrounds, facilitates and maintains open communications with our board of directors, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party which monitors our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. John Bientjes and David Fynn meet the SEC’s definition of an audit committee financial expert. Each member of the Audit Committee is “independent” as that term is defined in Section 803 of the listing standards of the NYSE American.

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2017, none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff. Interested persons may obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

We believe our directors benefit us for the following reasons:

Name	Reason

Daniel B. O’Brien	Long standing relationship with us.
John J. Bientjes	Long standing relationship with us.
Robert Helina	Corporate finance experience.
Dr. Thomas Fyles	Scientific expertise.
Ben Seaman	Younger generation businessman increases our awareness of internet sales and adds value to our audit and compensation committees
David Fynn	Experienced accountant adds value our audit and compensation committees

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2017.

Name and Princi-	Fiscal	Salary	Bonus	Restric-ted Stock Awards	Options Awards	All Other Annual Compen- sation
pal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Daniel B. O’Brien	2017	$901,605	—	—	—	—	$901,605
President, Chief	2016	$743,042	—	—	—	—	$743,042
Executive Officer and Principal Financial and Accounting Officer

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid. Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company. The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2018 will again be twice the annual salary paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2017 we issued 154,000 options pursuant to the Non-Qualified Plan (2016 – 168,000).

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

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan and our Stock Option Program as of December 31, 2017, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	561,000	$1.26	861,000

Stock Option Program	152,000	$1.03	Not Applicable

Total	713,000	$1.21	861,000

Our Non-Qualified Stock Option Plan and all grants made pursuant to our Stock Option Program have been approved by our shareholders.

As of December 31, 2017 options to purchase 561,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $0.75 and $1.70 per share and the options expire at various dates between on December 31, 2019 and December 31, 2022.

As of December 31, 2017 options to purchase 152,000 shares of our common stock were outstanding under our Stock Option Program. The exercise price of these options varies between $1.00 and $1.21 per share. The options expire on December 31, 2018.

No options were exercised by our executive officers during the fiscal year ended December 31, 2017.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $5,000 annually for each year that they serve.

Our directors received the following compensation in 2017:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$5,000	—	—
Dale Friend	$5,000	—	—
Robert Helina	$5,000	—	—
Tom Fyles	$5,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

The terms of outstanding options granted to our directors are shown below:

Name	Option Price	No. of Options	Expiration Date
John H. Bientjes	$1.00	5,000	December 31, 2018
John H. Bientjes	$1.05	5,000	December 31, 2019
Robert Helina	$1.00	5,000	December 31, 2018
Robert Helina	$1.05	5,000	December 31, 2019

Daniel B. O’Brien was not compensated for serving as directors during 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 30, 2018 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	39.5%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	10,000	0.1%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Robert Helina	15,000	0.1%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	15,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	800	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors as a group (6 persons)	4,562,700	39.3%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2018, listed below.

Name	No. of Options	Exercise Price	Expiration Date

John Bientjes	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

Robert Helina	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019

Item 13. Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14. Principal Accountant Fees and Services.

MNP, LLP, Chartered Accountants, examined our financial statements for the years ended December 31, 2016 and 2015.

Audit Fees

MNP was paid $72,375 and $64,553 for the fiscal years ended December 31, 2017 and 2016, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Tax Fees

MNP was paid nil and $5,663 for the fiscal years ended December 31, 2017 and 2016, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2016 and 2015.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2017 and 2016.

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

During the year ended December 31, 2017 our Audit Committee approved all of the fees paid to MNP. Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence. During the year ended December 31, 2017, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

April 2, 2018	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial	April 2, 2018
Daniel B. O’Brien	and Accounting Officer and a Director

/s/ John H. Bientjes	Director	April 2, 2018
John H. Bientjes

/s/ Robert T. Helina	Director	April 2, 2018
Robert T. Helina

/s/ Thomas Fyles	Director	April 2, 2018
Thomas Fyles

/s/ Ben Seaman	Director	April 2, 2018
Ben Seaman

/s/ David Fynn	Director	April 2, 2018
David Fynn

