Form 10-K/A
period 2017-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2018-04-25
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: None

This amended 10-K report is being filed to correct the date of the auditor’s opinion on the Company’s financial statements.

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

March 31, 2018

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2018	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial	April 23, 2018
Daniel B. O’Brien	and Accounting Officer and a Director

/s/ John H. Bientjes	Director	April 23, 2018
John H. Bientjes

/s/ Robert T. Helina	Director	April 23, 2018
Robert T. Helina

/s/ Thomas Fyles	Director	April 23, 2018
Thomas Fyles

/s/ Ben Seaman	Director	April 23, 2018
Ben Seaman

/s/ David Fynn	Director	April 23, 2018
David Fynn

