Form 10-Q
period 2018-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2018-05-15
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date

Common	11,630,991	May 15, 2018

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current
Cash and cash equivalents	$6,613,875	$6,912,138
Accounts receivable (see Note 3)	2,566,498	2,105,471
Inventory (see Note 4)	4,789,409	4,686,852
Prepaid expenses	165,928	255,080
Total current assets	14,135,710	13,959,541
Property, plant and equipment (see Note 5)	1,877,044	1,938,509
Patents (see Note 6)	75,342	79,452
Long term deposits (see Note 7)	18,498	18,531
Investment (see Note 8)	7,164	13,414
Deferred tax asset	1,763,923	1,763,923
Total Assets	$17,877,681	$17,773,370

Liabilities
Current
Accounts payable and accrued liabilities	$351,126	$939,116
Deferred revenue	2,616	208,608
Taxes payable	1,403,492	1,101,596
Line of credit (see Note 9)	250,000	250,000
Current portion of long term debt (see Note 10)	201,193	201,193
Total current liabilities	2,208,427	2,700,513
Long term debt (see Note 10)	100,598	150,896
Total Liabilities	2,309,025	2,851,409

Stockholders’ Equity
Capital stock
Authorized 50,000,000 Common shares with a par value of $0.001 each 1,000,000 Preferred shares with a par value of $0.01 each
Issued and outstanding 11,630,991 (December 31, 2017: 11,597,991) common shares	11,631	11,598
Capital in excess of par value	15,176,862	15,114,835
Accumulated other comprehensive loss	(775,122)	(656,093)
Retained earnings	1,155,285	451,621

Total Stockholders’ Equity	15,568,656	14,921,961

Total Liabilities and Stockholders’ Equity	$17,877,681	$17,773,370
Commitments (Note 14)

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2018	2017

Sales	$4,201,180	$4,663,708
Cost of sales	2,233,917	2,569,675

Gross profit	1,967,263	2,094,033
Operating expenses
Wages	421,310	358,417
Administrative salaries and benefits	260,593	249,082
Advertising and promotion	4,343	9,577
Investor relations and transfer agent fee	35,655	37,341
Office and miscellaneous	29,673	34,902
Insurance	62,778	81,609
Interest expense	7,400	11,567
Rent	61,742	55,514
Consulting	32,854	34,296
Professional fees	43,314	57,552
Travel	30,150	33,899
Telecommunications	6,156	6,296
Shipping	4,109	3,862
Research	37,206	11,144
Commissions	-	40,655
Bad debt expense	-	380
Currency exchange	(86,134)	9,004
Utilities	4,535	6,965
Total operating expenses	955,684	1,042,062

Income before other items and income tax	1,011,579	1,051,971
Gain (loss) on involuntary disposition (net of tax)	(7,716)	2,572,288
Write down of inventory	-	(51,346)
Interest income	1,697	33

Income before income tax	1,005,560	3,572,946
Deferred tax expense	-	23,404
Provision for income taxes	301,896	296,875
Net income	703,664	3,252,667

Other comprehensive income (loss)	(119,029)	39,667
Comprehensive income (loss)	584,635	3,292,334

Net income per share (basic and diluted)	$0.06	$0.28
Weighted average number of common shares (basic)	11,620,291	11,458,170
Weighted average number of common shares (diluted)	11,847,061	11,638,732

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$703,664	$3,252,667
Stock compensation expense	25,700	23,482
Depreciation and amortization	59,700	80,375
Increase in deferred tax asset	-	23,404
Gain on involuntary disposition	-	(2,572,288)
Changes in non-cash working capital items:
(Increase) in accounts receivable	(467,008)	(1,975,550)
Decrease (Increase) in inventory	(111,400)	(925,992)
Decrease in prepaid expenses	88,612	47,193
Increase (decrease) in accounts payable	(577,021)	(91,874)
Increase in taxes payable	301,896	296,875
Decrease in deferred revenue	(205,920)	(52,499)

Cash (used in) provided by operating activities	(181,777)	(1,894,207)

Investing activities
Investment	6,250	6,250
Proceeds from insurance	-	4,053,612
Net purchase of property, equipment and leaseholds	(7,497)	(29,903)

Cash (used in) provided by investing activities	(1,247)	4,029,959

Financing activities
Short term line of credit	-	450,000
Loan repayment	(50,298)	(50,298)
Proceeds from issuance of common stock	36,360	2,250

Cash provided (used) by financing activities	(13,938)	401,952

Effect of exchange rate changes on cash	(101,301)	(138,350)

(Outflow) Inflow of cash	(298,263)	2,399,354
Cash and cash equivalents, beginning	6,912,138	2,470,066

Cash and cash equivalents, ending	$6,613,875	$4,869,420

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$7,356	$11,567

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements—

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018

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

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2017 Annual Report on Form 10-K/A. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at March 31, 2018, the consolidated results of operations for the three months ended March 31, 2018 and 2017, and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

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

Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until the criteria for revenue recognition has been met, and payment is received from these distributors.

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

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q)	Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,133,325 (44%) at March 31, 2018 (December 31, 2017 - $1,247,374 or 65%).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance. The standard will require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard is effective January 1, 2018. We have evaluated the effect and do not expect this to have a material impact on our consolidated financial statements.

3.	Accounts Receivable

	March 31, 2018	December 31, 2017
Accounts receivable	$2,605,742	$2,145,803
Allowances for doubtful accounts	(39,244)	(40,332)
	$2,566,498	$2,105,471

4.	Inventory

	March 31, 2018	December 31, 2017

Completed goods	$2,555,914	$2,530,914
Work in progress	-	183,944
Raw materials and supplies	2,233,495	1,971,994
	$4,789,409	$4,686,852

In February 2017, the Company lost $367,331CAD ($277,482USD) in inventory in a fire at the Taber, AB location. Insurance was in place. See Note 5.

5.	Property, Plant & equipment

	March 31, 2018	Accumulated	March 31, 2018
	Cost	Depreciation	Net
Buildings	$3,394,428	$2,433,501	$960,927
Computer hardware	40,904	39,511	1,393
Furniture and fixtures	17,673	11,481	6,192
Manufacturing equipment	2,596,260	2,128,427	467,833
Boat	34,400	15,576	18,824
Office equipment	1,440	209	1,231
Trailer	9,304	1,989	7,315
Leasehold Improvements	85,432	36,778	48,654
Land	364,675	-	364,675
Technology	105,956	105,956	-
	$6,650,472	$4,773,428	$1,877,044

	December 31, 2017	Accumulated	December 31, 2017
	Cost	Depreciation	Net
Buildings	$3,400,792	$2,409,179	$991,613
Computer hardware	40,904	39,398	1,506
Furniture and fixtures	17,673	11,156	6,517
Office equipment	1,480	148	1,332
Manufacturing equipment	2,590,158	2,104,137	486,021
Trailer	9,562	1,434	8,128
Boat	34,400	14,586	19,814
Leasehold improvements	85,432	32,506	52,926
Technology	101,748	101,748	-
Land	370,652	-	370,652
	$6,652,801	$4,714,292	$1,938,509

Amount of depreciation expense for three months ended March 31, 2018: $55,590 (2017: $76,265) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income (loss).

In February 2017, the Company lost a net carrying value total of $2,196,722CAD ($1,659,404USD) in building and manufacturing equipment in a fire at the Taber, AB location. Insurance was in place. During the quarter ended March 31, 2017, the Company was approved for interim insurance proceeds of $5,570,000CAD ($4,207,578USD). Subsequent to the quarter ended March 31, 2018, the Company was approved for and received a final insurance payment of $3,132,666CAD ($2,429,695USD).

6.	Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2018 Cost	Accumulated Amortization	March 31, 2018 Net
Patents	$205,613	$130,271	$75,342

	December 31, 2017 Cost	Accumulated Amortization	December 31, 2017 Net
Patents	$212,426	$132,974	$79,452

Decrease in 2018 cost was due to currency conversion. The 2018 cost in Canadian dollars - $265,102 (2017 - $265,102 in Canadian dollars).

Amount of amortization for 2018 - $4,110 (2017 - $4,110) and is included in cost of sales in the consolidated statements of income and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2018	$16,438
2019	16,438
2020	16,438
2021	16,438
2022	16,438

7.	Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2018	December 31, 2017

Long term deposits	$18,498	$18,531

8.	Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which we acquired in fiscal 2016. ENP Peru is located in the state of Illinois and leases warehouse space. We account for this investment using the equity method of accounting. A summary of our investment is as follows:

Balance, January 1, 2017	$122,480
Return of equity	(25,000)
Loss in equity method investment	(84,066)
Balance, December 31, 2017	$13,414
Return of equity	(6,250)
Balance, March 31, 2018	$7,164

9.	Short-Term Line of Credit

In May 2017, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. The loan has an annual interest rate of 5% and is up for renewal on June 30, 2018.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2018, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of March 31, 2018 were $250,000 (December 31, 2017 - $250,000).

10.	Long Term Debt

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with
Harris Bank with a rate of prime plus 0.5% (December 31, 2017 – 5%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at March 31, 2018 was $301,791 (December 31, 2017 - $352,089). The final payment will be made in September 2019.

The Company has committed to the following repayments:

2018	$150,895
2019	$150,896

Continuity	March 31, 2018	December 31, 2017
Balance, beginning of year	$352,089	$553,282
Less: Payments on loan	50,298	201,193
Balance, end of year	$301,791	$352,089
Less: current portion	(201,193)	(201,193)
Long term balance	$100,598	$150,896

11.	Stock Options

The Company adopted a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of its business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years. The exercise price of all options are not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017 and the three-month period ended March 31, 2018:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2016	813,000	$0.75 - $2.22	$1.19
Granted	154,000	$1.70	$1.70
Cancelled or expired	(114,000)	$1.00 – 2.22	$1.75
Exercised	(140,000)	$0.75 – 1.21	$1.11
Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Cancelled or expired	-	-	-
Exercised	(33,000)	$1.00 - 1.42	$1.10
Balance, March 31, 2018	680,000	$0.75 – 1.70	$1.22
Exercisable, March 31, 2018	526,000	$0.75 – 1.41	$1.08

The fair value of each option grant is calculated using the following weighted average assumptions:

2017

Expected life – years	3.0
Interest rate	2.23%
Volatility	73.09%
Dividend yield	—%
Weighted average fair value of options granted	$0.8344

The Company did not grant any options during the three months ended March 31, 2018 or 2017. Options granted in previous quarters resulted in expenses in the amount of $6,675 for consultants (2017 - $5,658) and $19,025 for employees (2017 - $17,824) during the quarter ended March 31, 2018. There were 23,000 employee and 10,000 consultant stock options exercised during the during the three months ended March 31, 2018 (2017 – 3,000 employee stock options).

As of March 31, 2018, there was approximately $77,099 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.75 years.

12.	Capital Stock.

During the three months ended March 31, 2018, 23,000 shares were issued upon the exercise of employee stock options (2017 – 3,000) and 10,000 shares were issued upon the exercise of consultant stock options (2017 – nil).

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

Three months ended March 31, 2018:
	EWCP	TPA	Total
Revenue	$75,820	$4,125,360	$4,201,180
Interest expense	-	7,400	7,400
Depreciation and amortization	12,640	47,060	59,700
Segment profit (loss)	(97,834)	801,498	703,664
Segment assets	555,710	1,396,676	1,952,386
Expenditures for segment assets	(1,419)	(6,078)	(7,497)

Three months ended March 31, 2017:
	EWCP	TPA	Total
Revenue	$247,726	$4,415,982	$4,663,708
Interest expense	55	11,512	11,567
Depreciation and amortization	31,971	48,404	80,375
Segment profit (loss)	2,384,013	868,654	3,252,667
Segment assets	323,228	1,482,276	1,805,504
Expenditures for segment assets	(22,497)	(7,406)	(29,903)

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Canada	$100,189	$74,835
United States and abroad	4,100,991	4,588,873
Total	$4,201,180	$4,663,708

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	March 31, 2018	December 31, 2017
Canada	$555,710	$580,304
United States	1,396,676	1,437,657
Total	$1,952,386	$2,017,961

Three customers accounted for $1,999,638 (47%) of sales during the three-month period ended March 31, 2018 (2017 - $2,642,973 or 57%).

14.	Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $685,315 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next four years are as follows:

2018	$151,485
2019	$205,580
2020	$209,400
2021	$118,850

15.	Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

16.	Subsequent Events

Subsequent to the quarter ended March 31, 2018, the Company was approved for and received a final insurance payment of $3,132,666CAD ($2,429,695USD).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

TPA products - The second product, TPA’s (i.e. thermal polyaspartate biopolymers), are biodegradable polymers used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2018 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Lower customer orders.

TPA products	D	Lower customer orders.

Gross profit, as a % of sales	I	Lower oil prices reduced aspartic acid costs.

Wages	I	Increased wages to retain employees.

Professional fess	D	Decreased legal fees related to intellectual property and general legal representation.

Research	I	New research projects started.

Commissions	D	All sales during the period were uncommissioned.

Three primary customers accounted for 47% of the Company’s sales during the three months ended March 31, 2018 (2017 - 57%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2018		2017

Company A	$256,639	*	$1,458,352
Company B	$752,692		$704,375
Company C	$835,766		$480,247
Company D	$411,180		$55,011	*

*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of March 31, 2018 and 2017 are shown below:

	March 31,
	2018		2017

Company A	246,088	*	1,448,600
Company B	418,389		685,364
Company C	468,848		478,998

*less than 10%

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

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies; and

●	drought conditions, since we also sell our TPA products to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2018 and 2017 are shown below:

	2018	2017

Cash provided (used) by operations	(181,777)	(1,894,207)
Investment	6,250	6,250
Insurance proceeds from fire loss	-	4,053,612
Acquisition of equipment	(7,497)	(29,903)
Borrowings from line of credit	-	450,000
Repayment of loans	(50,298)	(50,298)
Proceeds from sale of common stock	36,360	2,250
Changes in exchange rates	(101,301)	(138,350)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2018, working capital was $11,927,283 (December 31, 2017 - $11,259,028) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $685,315 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next four years are as follows:

2018	$151,485
2019	$205,580
2020	$209,400
2021	$118,850

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2018. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 15, 2018

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

