Form 10-Q
period 2018-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2018-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Issuer’s Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (403) 223-2995

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date

Common	11,630,991	August 14, 2018

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

ii

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current
Cash and cash equivalents	$10,305,465	$6,912,138
Accounts receivable (see Note 3)	2,433,335	2,105,471
Inventory (see Note 4)	4,361,138	4,686,852
Prepaid expenses	90,338	255,080
Total current assets	17,190,276	13,959,541
Property, plant and equipment (see Note 5)	1,827,297	1,938,509
Patents (see Note 6)	71,233	79,452
Long term deposits (see Note 7)	18,474	18,531
Investment (see Note 8)	914	13,414
Deferred tax asset	1,016,070	1,763,923
Total Assets	$20,124,264	$17,773,370

Liabilities
Current
Accounts payable and accrued liabilities	$545,728	$939,116
Deferred revenue	51,881	208,608
Taxes payable	1,481,947	1,101,596
Line of credit (see Note 9)	250,000	250,000
Current portion of long term debt (see Note 10)	201,193	201,193
Total current liabilities	2,530,749	2,700,513
Long term debt (see Note 10)	50,299	150,896
Total Liabilities	2,581,048	2,851,409

Stockholders’ Equity
Capital stock
Authorized 50,000,000 Common shares with a par value of $0.001 each 1,000,000 Preferred shares with a par value of $0.01 each Issued and outstanding 11,630,991 (December 31, 2017: 11,597,991) common shares	11,631	11,598
Capital in excess of par value	15,202,169	15,114,835
Accumulated other comprehensive loss	(961,775)	(656,093)
Retained earnings (Deficit)	3,291,191	451,621
Total Stockholders’ Equity	17,543,216	14,921,961
Total Liabilities and Stockholders’ Equity	$20,124,264	$17,773,370
Commitments (Note 14)

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2018	2017

Sales	$4,137,545	$4,722,366
Cost of sales	2,600,934	2,841,003

Gross profit	1,536,611	1,881,363
Operating expenses
Wages	379,016	438,285
Administrative salaries and benefits	277,318	247,121
Advertising and promotion	2,570	3,718
Investor relations and transfer agent fee	37,802	36,736
Office and miscellaneous	78,147	70,547
Insurance	68,074	55,928
Interest expense	7,087	12,729
Rent	63,053	65,494
Consulting	29,522	33,650
Professional fees	51,495	58,373
Travel	58,880	39,263
Telecommunications	6,752	7,090
Shipping	3,620	4,911
Research	17,347	20,394
Commissions	-	13,512
Bad debt expense	-	811
Currency exchange	(114,505)	32,740
Utilities	4,445	4,545
Total operating expenses	970,623	1,145,847

Income before other items and income tax	565,988	735,516
Gain (loss) on involuntary disposition (net of tax)	1,721,977	(326,570)
Interest income	5,196	49

Income before income tax	2,293,161	408,995
Provision for income taxes	157,255	135,372
Net income	2,135,906	273,623

Other comprehensive income (loss)	(186,653)	186,762
Comprehensive income	1,949,253	460,385

Net income per share (basic and diluted)	$0.18	$0.02
Weighted average number of common shares (basic)	11,630,991	11,465,606
Weighted average number of common shares (diluted)	11,791,017	11,752,945

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2018	2017

Sales	$8,338,725	$9,386,074
Cost of sales	4,834,851	5,410,678

Gross profit	3,503,874	3,975,396
Operating expenses
Wages	800,326	796,702
Administrative salaries and benefits	537,911	496,203
Advertising and promotion	6,913	13,295
Investor relations and transfer agent fee	73,457	74,077
Office and miscellaneous	107,820	105,449
Insurance	130,852	137,537
Interest expense	14,487	24,296
Rent	124,795	121,008
Consulting	62,376	67,946
Professional fees	94,809	115,925
Travel	89,030	73,162
Telecommunications	12,908	13,386
Shipping	7,729	8,773
Research	54,553	31,538
Commissions	-	54,167
Bad debt expense	-	1,191
Currency exchange	(200,639)	41,744
Utilities	8,980	11,510
Total operating expenses	1,926,307	2,187,909
Income before other items and income tax	1,577,567	1,787,487
Gain on involuntary disposition (net of tax)	1,714,261	2,245,718
Write down of inventory	-	(51,346)
Interest income	6,893	82

Income before income tax	3,298,721	3,981,941
Deferred tax expense	-	23,404
Provision for income taxes	459,151	432,247
Net income	2,839,570	3,526,290

Other comprehensive income (loss)	(305,682)	226,429
Comprehensive income	2,533,888	3,752,719

Net income per share (basic)	$0.24	$0.31
Net income per share (diluted)	$0.24	$0.30
Weighted average number of common shares (basic)	11,625,671	11,462,167
Weighted average number of common shares (diluted)	11,804,842	11,700,631

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$2,839,570	$3,526,290
Stock compensation expense	51,006	45,692
Depreciation and amortization	120,490	135,537
Decrease in deferred tax asset	-	23,404
Gain on involuntary disposition (net of tax)	(1,714,261)	(2,245,718)
Changes in non-cash working capital items:
(Increase) in accounts receivable	(335,880)	(663,895)
Decrease (increase) in inventory	295,116	(194,020)
Decrease (increase) in prepaid expenses	164,053	74,283
(Decrease) in accounts payable	(370,728)	(522,328)
Increase (decrease) in taxes payable	380,351	(401,519)
(Decrease) in deferred revenue	(156,600)	(185,253)

Cash (used in) provided by operating activities	1,273,117	(407,527)

Investing activities
Investment	12,500	12,500
Proceeds from insurance	2,426,876	3,727,042
Acquisition of property and equipment	(24,680)	(56,306)

Cash (used in) provided by investing activities	2,414,696	3,683,236

Financing activities
Short term line of credit	-	350,000
Loan Repayment	(100,597)	(100,597)
Proceeds from sale of common stock	36,360	32,500

Cash provided (used) by financing activities	(64,237)	281,903

Effect of exchange rate changes on cash	(230,249)	228,789

(Outflow) Inflow of cash	3,393,327	3,786,401

Cash and cash equivalents, beginning	6,912,138	2,470,066

Cash and cash equivalents, ending	$10,305,465	$6,256,467

Supplemental disclosure of cash flow information:
Income taxes paid	$78,800	$833,766
Interest paid	$14,411	$24,296

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2018

(U.S. Dollars)

1.	Basis of Presentation.

These unaudited condensed interim consolidated financial statements include the accounts of Flexible Solutions International Inc. (the “Company”), and its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd. and Natural Chem SEZC Ltd. All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

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

These unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2017 Annual Report on Form 10-K/A. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2018, the consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,125,148 (47%) at June 30, 2018 (December 31, 2017 - $1,247,374 or 65%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions. The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

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

(s) Adoption of new accounting principles

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will require lessees to recognize most leases on their balance sheet and makes selected changes to lessor accounting. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available. The company is currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which has been updated through several revisions and clarifications since its original issuance. The standard will require revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard is effective January 1, 2018. Adoption of this standard had no material impact on the Company’s consolidated financial statements.

3.	Accounts Receivable

	June 30, 2018	December 31, 2017
Accounts receivable	$2,471,759	$2,145,803
Allowances for doubtful accounts	(38,424)	(40,332)
	$2,433,335	$2,105,471

4.	Inventory

	June 30, 2018	December 31, 2017

Completed goods	$2,563,930	$2,530,914
Work in progress	-	183,944
Raw materials and supplies	1,797,208	1,971,994
	$4,361,138	$4,686,852

In February 2017, the Company lost $367,331CAD ($277,482USD) in inventory in a fire at the Taber, AB location. Insurance was in place. See Note 5.

5.	Property, Plant & equipment

	June 30, 2018	Accumulated	June 30, 2018
	Cost	Depreciation	Net
Buildings and Improvements	$3,396,306	$2,457,839	$939,467
Computer hardware	43,505	39,819	3,686
Furniture and fixtures	21,356	11,992	9,364
Manufacturing equipment	2,595,201	2,152,656	442,545
Boat	34,400	16,567	17,833
Office equipment	1,802	287	1,515
Trailer	9,110	2,528	6,582
Leasehold Improvements	88,872	41,737	47,135
Land	360,170	-	360,170
Technology	103,742	103,742	-
	$6,654,464	$4,827,167	$1,827,297

	December 31, 2017	Accumulated	December 31, 2017
	Cost	Depreciation	Net
Buildings and Improvements	$3,400,792	$2,409,179	$991,613
Computer hardware	40,904	39,398	1,506
Furniture and fixtures	17,673	11,156	6,517
Office equipment	1,480	148	1,332
Manufacturing equipment	2,590,158	2,104,137	486,021
Trailer	9,562	1,434	8,128
Boat	34,400	14,586	19,814
Leasehold improvements	85,432	32,506	52,926
Technology	101,748	101,748	-
Land	370,652	-	370,652
	$6,652,801	$4,714,292	$1,938,509

Amount of depreciation expense for the six months ended June 30, 2018: $112,271 (2017: $127,318) and is included in cost of sales in the Unaudited Condensed Interim Consolidated Statements of Comprehensive Income (Loss).

In February 2017, the Company lost a net carrying value total of $2,196,722CAD ($1,659,404USD) in building and manufacturing equipment in a fire at the Taber, AB location. Insurance was in place. During the six months ended June 30, 2017, the Company was approved for interim insurance proceeds of $5,570,000CAD ($4,207,578USD). During the six months ended June 30, 2018, the Company was approved for and received a final insurance payment of $3,132,666CAD ($2,426,876USD). An after-tax gain of $1,714,261USD (2017 – $2,245,718USD) is included as other income in the Unaudited Condensed Interim Consolidated Statement of Operations and Comprehensive Income (Loss).

6.	Patents

	June 30, 2018 Cost	Accumulated Amortization	June 30, 2018 Net
Patents	$201,318	$130,085	$71,233

	December 31, 2017 Cost	Accumulated Amortization	December 31, 2017 Net
Patents	$212,426	$132,974	$79,452

Decrease in 2018 cost was due to currency conversion. June 30, 2018 cost in Canadian dollars - $265,102 (December 31, 2017 - $265,102 in Canadian dollars).

Amount of amortization for the six months ended June 30, 2018 - $8,219 (2017 - $8,219) and is included in cost of sales in the consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense over the next five years is as follows:

2018	$16,438
2019	16,438
2020	16,438
2021	16,438
2022	16,438

7.	Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2018	December 31, 2017

Long term deposits	$18,474	$18,531

8.	Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2017	$122,480
Return of equity	(25,000)
Loss in equity method investment	(84,066)
Balance, December 31, 2017	$13,414
Return of equity	(12,500)
Balance, June 30, 2018	$914

9.	Short-Term Line of Credit

In June 2018, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,000,000, or (ii) 75% of eligible domestic accounts receivable and certain foreign accounts receivable plus 40% of inventory. The loan has an annual interest rate of 5.5%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2018 the Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of June 30, 2018 were $250,000 (December 31, 2017 - $250,000).

10.	Long Term Debt

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (June 30, 2018 – 5.5%; December 31, 2017 – 5%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at June 30, 2018 was $251,492 (December 31, 2017 - $352,089). The final payment will be made in September 2019.

The Company has committed to the following repayments:

2018	$100,596
2019	$150,896

As of June 30, 2018, the Company was in compliance with all loan covenants.

Continuity	June 30, 2018	December 31, 2017
Balance, beginning of year	$352,089	$553,282
Less: Payments on loan	100,597	201,193
Balance, end of year	$251,492	$352,089
Less: current portion	(201,193)	(201,193)
Long term balance	$50,299	$150,896

11.	Stock Options

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017 and the six-month period ended June 30, 2018:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2016	813,000	$0.75 - $2.22	$1.19
Granted	154,000	$1.70	$1.70
Cancelled or expired	(114,000)	$1.00 – 2.22	$1.75
Exercised	(140,000)	$0.75 – 1.21	$1.11
Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Granted	5,000	$1.48	$1.48
Cancelled or expired	3,000	$1.70	$1.70
Exercised	(33,000)	$1.00 - 1.42	$1.10
Balance, June 30, 2018	682,000	$0.75 – 1.70	$1.22
Exercisable, June 30, 2018	526,000	$0.75 – 1.41	$1.08

The fair value of each option grant is calculated using the following weighted average assumptions:

	2018	2017

Expected life – years	3.0	3.0
Interest rate	2.69%	2.23%
Volatility	54.00%	73.09%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.6656	$0.8344

The Company granted 5,000 stock options to employees during the six months ended June 30, 2018 (2017 – nil). This resulted in $1,109 in expenses. Vesting of options granted in previous years resulted in expenses in the amount of $36,547 for employees (2017 - $34,375) during the six months ended June 30, 2018 and $13,350 for consultants (2017 - $11,317). There were 23,000 employee and 10,000 consultant stock options exercised during the during the six months ended June 30, 2018 (2017 – 28,000 employee stock options).

As of June 30, 2018, there was approximately $52,516 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.5 years.

The aggregate intrinsic value of vested options outstanding at June 30, 2018 is $321,330.

12.	Capital Stock.

During the six months ended June 30, 2018, 23,000 shares were issued upon the exercise of employee stock options (2017 – 28,000) and 10,000 shares were issued upon the exercise of consultant stock options (2017 – nil).

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

Six months ended June 30, 2018:
	EWCP	BPCA	Total
Revenue	$198,392	$8,140,333	$8,338,725
Interest expense	-	14,487	14,487
Depreciation and amortization	25,682	94,808	120,490
Segment profit	1,570,996	1,268,574	2,839,570
Segment property, equipment, leaseholds, and patents	546,161	1,352,369	1,898,530
Expenditures for segment assets	(15,162)	(9,518)	(24,680)

Six months ended June 30, 2017:
	EWCP	BPCA	Total
Revenue	$475,018	$8,911,056	$9,386,074
Interest expense	53	24,243	24,296
Depreciation and amortization	38,730	96,807	135,537
Segment profit	2,335,153	1,191,137	3,526,290
Segment property, equipment, leaseholds, and patents	349,454	1,433,869	1,783,323
Expenditures for segment assets	(48,900)	(7,406)	(56,306)

The sales generated in the United States and Canada are as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Canada	$147,810	$218,915
United States and abroad	8,190,915	9,167,159
Total	$8,338,725	$9,386,074

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	June 30, 2018	December 31, 2017
Canada	$546,161	$580,304
United States	1,352,369	1,437,657
Total	$1,898,530	$2,017,961

Three customers accounted for $3,703,287 (44%) of sales during the six months ended June 30, 2018 (2017 - $5,527,772 or 59%). Three customers accounted for $1,125,148 of accounts receivable (47%) at June 30, 2018 (December 31, 2017 – $1,247,374 or 65%).

14.	Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $634,960 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next four years are as follows:

2018	$101,130
2019	$205,580
2020	$209,400
2021	$118,850

15.	Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current year’s presentation.

Item 2.	Management’s Discussion and Analysis of Results of Operation and Financial Condition.

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2018 are discussed below:

Six Months ended June 30, 2018

Increase (I) or
Item	Decrease (D)	Reason

Sales
EWCP products	D	Customer orders were lower that prior period.

BCPA products	D	Customer orders were lower that prior period.

Administrative salaries and benefits	I	Increased wages to retain employees.

Professional fess	D	Decreased legal fees related to intellectual property and general legal representation

Research	I	New research projects started.

Commissions	D	All sales during the period were uncommissioned.

Three months ended June 30, 2018

Increase (I) or
Item	Decrease (D)	Reason

Sales
EWCP products	D	Customer orders were lower that prior period.

BPCA products	D	Customer orders were lower that prior period.

Administrative salaries and benefits	I	Increased wages to retain employees.

Professional fess	D	Decreased legal fees related to intellectual property and general legal representation

Commissions	D	All sales during the period were uncommissioned.

Gain on involuntary disposition	I	Final insurance payment was received in 2018.

Three customers accounted for 41% of our sales during the three months ended June 30, 2018 (2017 – 61%) and 44% of our sales during the six months ended June 30, 2018 (2017 – 59%). The amount of revenue (all from the sale of BPCA products) attributable to each customer is shown below.

	Three months ended		Six months ended
	June 30,		June 30,
Customer	2018	2017	2018	2017

A	$879,635	$741,395	$1,632,327	$1,445,770
B	-	$551,762	$1,180,099	$1,032,009
C	$479,680	-	$890,860	-
D	$348,658	-	-	-
E	-	$1,591,641	-	$3,049,993

Customers with balances greater than 10% of our receivables as of June 30, 2018 and 2017 are shown below:

	June 30,
	2018		2017

Company A	643,676		616,411
Company B	48,960	*	280,590
Company E	284,192		1,647,726

*less than 10%

In 2007, we began construction of a plant in Taber, AB, Canada. The plant came on line during 2012 and we began depreciating the plant and related equipment effective January 2012.

In February 2014, we suspended production of aspartic acid at our Taber plant. The suspension was due to the fact that since construction of the plant began in 2008, economic conditions in Alberta and worldwide have changed significantly. In particular, plant operating costs increased and the price of aspartic acid derived from oil was less than forecast. On February 11, 2017, the Taber plant was destroyed in a fire. The building and contents with a carrying value of $1,936,886 were a total loss. Insurance was in place.

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products. If tariffs are maintained or expanded and if relief is not available, some customer may experience price increases;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies; and

●	drought conditions, since we also sell our TPA products to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2018 and 2017 are shown below:

	2018	2017
Cash provided by (used in) operations	1,273,117	(407,527)
Investment	12,500	12,500
Insurance proceeds from fire loss	2,426,876	3,727,042
Sale (purchase) of equipment	(24,680)	(56,306)
Advances from (repayments of) short term line of credit	-	350,000
Repayment of loans	(100,597)	(100,597)
Proceeds from sale of common stock	36,360	32,500
Changes in exchange rates	(230,249)	228,789

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2018, working capital was $14,659,527 (December 31, 2017 - $11,259,028) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $634,960 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next four years are as follows:

2018	$101,130
2019	$205,580
2020	$209,400
2021	$118,850

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three and six months ended June 30, 2018. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three and six months ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2018

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

