Form 10-Q
period 2018-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2018-11-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

(Exact Name of registrant as Specified in Its Charter)

Nevada	91-1922863
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (403) 223-2995

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date

Common	11,630,991	November 14, 2018

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars — Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current
Cash and cash equivalents	$8,594,174	$6,912,138
Accounts receivable (see Note 3)	2,736,362	2,105,471
Inventory (see Note 4)	5,271,360	4,686,852
Prepaid expenses	198,989	255,080
Total current assets	16,800,885	13,959,541

Property, plant and equipment (see Note 5)	1,787,138	1,938,509
Patents (see Note 6)	67,123	79,452
Long term deposits (see Note 7)	20,744	18,531
Investment (see Note 8)	-	13,414
Deferred tax asset	1,028,145	1,763,923
Total Assets	$19,704,035	$17,773,370

Liabilities
Current
Accounts payable and accrued liabilities	$474,105	$939,116
Deferred revenue	2,605	208,608
Taxes payable	1,234,726	1,101,596
Line of credit (see Note 9)	250,000	250,000
Current portion of long term debt (see Note 10)	201,194	201,193
Total current liabilities	2,162,630	2,700,513
Long term debt (see Note 10)	-	150,896
Total Liabilities	2,162,630	2,851,409

Stockholders’ Equity
Capital stock
Authorized 50,000,000 Common shares with a par value of $0.001 each 1,000,000 Preferred shares with a par value of $0.01 each Issued and outstanding 11,630,991 (December 31, 2017: 11,597,991) common shares	11,631	11,598
Capital in excess of par value	15,228,477	15,114,835
Accumulated other comprehensive loss	(844,424)	(656,093)
Retained earnings (Deficit)	3,145,721	451,621
Total Stockholders’ Equity	17,541,405	14,921,961
Total Liabilities and Stockholders’ Equity	$19,704,035	$17,773,370
Commitments (Note 14)

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2018 and 2017

(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2018	2017
Sales	$3,816,626	$3,269,386
Cost of sales	2,859,130	2,274,150

Gross profit	957,496	995,236

Operating expenses
Wages	383,964	428,335
Administrative salaries and benefits	273,735	256,676
Advertising and promotion	3,296	2,192
Investor relations and transfer agent fee	33,921	37,403
Office and miscellaneous	75,575	84,809
Insurance	76,535	81,124
Interest expense	7,735	11,402
Rent	61,196	62,630
Consulting	30,758	32,771
Professional fees	46,791	52,290
Travel	13,975	21,506
Telecommunications	8,175	5,707
Shipping	5,388	4,262
Research	32,698	38,691
Commissions	11,629	5,816
Currency exchange	86,813	47,606
Utilities	4,052	4,466

Total operating expenses	1,156,236	1,177,686

Income (loss) before other items and income tax	(198,740)	(182,450)
Gain on investment	5,336	-
Loss on involuntary disposition (net of tax)	-	(307,432)
Interest income	10,566	241
Income (loss) before income tax	(182,838)	(489,641)

Provision for income taxes (recovery)	(37,368)	(210,717)
Net income (loss)	(145,470)	(278,924)

Other comprehensive income	117,351	305,428
Comprehensive income	(28,119)	26,504
Net income (loss) per share (basic and diluted)	$(0.01)	$(0.02)
Weighted average number of common shares - basic	11,630,991	11,498,491
Weighted average number of common shares – diluted	11,794,766	11,769,792

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2018 and 2017

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2018	2017

Sales	$12,155,351	$12,655,460
Cost of sales	7,693,981	7,684,828

Gross profit	4,461,370	4,970,632

Operating expenses
Wages	1,184,290	1,225,037
Administrative salaries and benefits	811,646	752,879
Advertising and promotion	10,209	15,487
Investor relations and transfer agent fee	107,378	111,480
Office and miscellaneous	183,395	190,258
Insurance	207,387	218,661
Interest expense	22,222	35,698
Rent	185,991	183,638
Consulting	93,134	100,717
Professional fees	141,600	168,215
Travel	103,005	94,668
Telecommunications	21,083	19,093
Shipping	13,117	13,035
Research	87,251	70,229
Commissions	11,629	59,983
Bad debt expense	-	1,191
Currency exchange	(113,826)	89,350
Utilities	13,032	15,976
	3,082,543	3,365,595

Income before other items and income tax	1,378,827	1,605,037
Gain on investment	5,336	-
Gain on involuntary disposition (net of tax)	1,714,261	1,938,286
Write down of inventory	-	(51,346)
Interest income	17,459	323
Income before income tax	3,115,883	3,492,300

Deferred tax expense	-	23,404
Provision for income taxes	421,783	221,530
Net income	2,694,100	3,247,366

Other comprehensive income	(188,331)	531,857
Comprehensive income	2,505,769	3,779,223
Net income per share (basic and diluted)	$0.23	$0.28
Weighted average number of common shares - basic	11,627,464	11,470,196
Weighted average number of common shares – diluted	11,802,193	11,715,934

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating activities
Net income	$2,694,100	$3,247,366
Stock compensation expense	77,315	68,750
Depreciation	180,560	189,513
Decrease in deferred tax asset	-	17,512
Gain on involuntary disposition	(1,714,261)	(1,938,286)
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(634,517)	95,318
(Increase) Decrease in inventory	(603,378)	(664,985)
(Increase) Decrease in prepaid expenses	55,280	73,351
Increase (Decrease) in accounts payable	(447,182)	(341,517)
Increase (Decrease) in taxes payable	133,130	(612,236)
Increase (Decrease) in deferred revenue	(205,920)	(95,400)

Cash provided by operating activities	(464,873)	39,386

Investing activities
Investment	13,414	18,750
Proceeds from insurance	2,407,325	3,419,610
Sale (purchase) of property and equipment	(32,259)	(57,876)

Cash provided by (used in) investing activities	2,388,480	3,380,484

Financing activities
Loan repayment	(150,895)	(150,895)
Proceeds from issuance of common stock	36,360	55,580

Cash (used in) financing activities	(114,535)	(95,315)

Effect of exchange rate changes on cash	(127,036)	522,943

Inflow of cash	1,682,036	3,847,498
Cash and cash equivalents, beginning	6,912,138	2,470,066

Cash and cash equivalents, ending	$8,594,174	$6,317,564

Supplemental disclosure of cash flow information:
Income taxes paid	$288,653	$833,766
Interest paid	$21,755	$34,107

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2018

(U.S. Dollars — Unaudited)

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

These unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These unaudited interim consolidated financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2017 Annual Report on Form 10-K/A. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2018, the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(d) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Trailer	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Leasehold improvements	Straight-line over lease term

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

(k) Income Per Share.

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, comprised of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,617,995 (59%) at September 30, 2018 (December 31, 2017 - $1,247,374 or 65%).

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

(s) Adoption of new accounting principles

In February 2016, the FASB issued ASU 2016-02, Leases. The standard will require lessees to recognize most leases on their balance sheet and makes selected changes to lessor accounting. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required, with certain practical expedients available. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

3.	Accounts Receivable.

	September 30, 2018	December 31, 2017
Accounts receivable	$2,775,449	$2,145,803
Allowances for doubtful accounts	(39,087)	(40,332)
	$2,736,362	$2,105,471

4.	Inventory.

	September 30, 2018	December 31, 2017
Completed goods	$2,026,525	$2,530,914
Work in progress	-	183,944
Raw materials	3,244,835	1,971,994
	$5,271,360	$4,686,852

5.	Property, Plant & equipment.

	September 30, 2018	Accumulated	September 30, 2018
	Cost	Depreciation	Net
Buildings and Improvements	$3,400,375	$2,482,922	$917,453
Computer hardware	43,549	40,034	3,515
Furniture and fixtures	21,420	12,414	9,006
Office equipment	1,833	387	1,446
Manufacturing equipment	2,603,672	2,177,233	426,439
Trailer	9,267	3,162	6,105
Boat	34,400	17,558	16,842
Leasehold improvements	88,872	46,353	42,519
Technology	105,532	105,532	-
Land	363,813	-	363,813
	$6,672,733	$4,885,595	$1,787,138

	December 31, 2017	Accumulated	December 31, 2017
	Cost	Depreciation	Net
Buildings and Improvements	$3,400,792	$2,409,179	$991,613
Computer hardware	40,904	39,398	1,506
Furniture and fixtures	17,673	11,156	6,517
Office equipment	1,480	148	1,332
Manufacturing equipment	2,590,158	2,104,137	486,021
Trailer	9,562	1,434	8,128
Boat	34,400	14,586	19,814
Leasehold improvements	85,432	32,506	52,926
Technology	101,748	101,748	-
Land	370,652	-	370,652
	$6,652,801	$4,714,292	$1,938,509

Amount of depreciation expense for 2018: $168,231 (2017: $177,184).

6.	Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2018 Cost	Accumulated Amortization	September 30, 2018 Net
Patents	$204,791	$137,668	$67,123

	December 31, 2017 Cost	Accumulated Amortization	December 31, 2017 Net
Patents	$212,426	$132,974	$79,452

Decrease in 2018 cost was due to currency conversion. 2018 cost in Canadian dollars - $265,102 (2017 - $265,102 in Canadian dollars).

Amount of amortization for 2018 - $12,329 (2016 - $12,329)

Estimated amortization expense over the next five years is as follows:

2019	$16,438
2020	16,438
2021	16,438
2022	16,438
2023	16,438

7.	Long Term Deposits.

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2018	December 31, 2017
Long term deposits	$20,744	$18,531

8.	Equity Method Investment

The Company has a 42% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2017	$122,480
Return of equity	(25,000)
Loss in equity method investment	(84,066)
Balance, December 31, 2017	$13,414
Return of equity	(13,414)
Balance, September 30, 2018	$-

9.	Short-Term Line of Credit.

In September 2018, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan has an annual interest rate of 5.75%.

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2018, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of September 30, 2018 were $250,000 (December 31, 2017 - $250,000).

10.	Long Term Debt.

In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (September 30, 2018 – 5.75%; December 31, 2017 – 5%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at September 30, 2018 was $201,194 (December 31, 2017 - $352,089).

The Company has committed to the following repayments:

2018	$50,299
2019	$150,895

As of September 30, 2018, Company was in compliance with all loan covenants.

Continuity	September 30, 2018	December 31, 2017
Balance, beginning of year	$352,089	$553,282
Less: Payments on loan	150,895	201,193
Balance, end of year	$201,194	$352,089
Less: current portion	(201,194)	(201,193)
Long term balance	$-	$150,896

11.	Stock Options.

The Company has a stock option plan (“Plan”), the purpose of which is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of its business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017 and the nine month period ended September 30, 2018:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2016	813,000	$0.75 - $2.22	$1.19
Granted	154,000	$1.70	$1.70
Cancelled or expired	(114,000)	$1.00 – 2.22	$1.75
Exercised	(140,000)	$0.75 – 1.21	$1.11
Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Granted	5,000	$1.48	$1.48
Cancelled or expired	(3,000)	$1.70	$1.70
Exercised	(33,000)	$1.00 - 1.42	$1.10
Balance, September 30, 2018	682,000	$0.75 – 1.70	$1.22
Exercisable, September 30, 2018	526,000	$0.75 – 1.42	$1.08

The fair value of each option grant is calculated using the following weighted average assumptions:

	2018	2017

Expected life – years	3.0	3.0
Interest rate	2.69%	2.23%
Volatility	54.00%	73.09%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.6656	$0.8344

The Company granted 5,000 stock options to employees during the nine months ended September 30, 2018 (2017 – nil). This resulted in $2,219 in expenses. Vesting of options granted in previous years resulted in expenses in the amount of $55,070 for employees (2017 - $51,775) during the nine months ended September 30, 2018 and $20,026 for consultants (2017 - $16,975). There were 23,000 employee and 10,000 consultant stock options exercised during the during the nine months ended September 30, 2018 (2017 – 28,000 employee stock options).

As of September 30, 2018, there was approximately $26,308 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.25 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2018 is $205,610.

12.	Capital Stock.

During the nine months ended September 30, 2018, 23,000 shares were issued upon the exercise of employee stock options (2017 – 28,000) and 10,000 shares were issued upon the exercise of consultant stock options (2017 – nil).

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

Nine months ended September 30, 2018:	EWCP	TPA	Total

Revenue	$291,789	$11,863,562	$12,155,351
Interest revenue	16,969	490	17,459
Interest expense	-	22,222	22,222
Depreciation and amortization	38,348	142,212	180,560
Segment profit (loss)	1,349,007	1,345,093	2,694,100
Segment assets	541,681	1,312,580	1,854,261
Expenditures for segment assets	(15,125)	(17,134)	(32,259)

Nine months ended September 30, 2017:	EWCP	TPA	Total

Revenue	$606,476	$12,048,984	$12,655,460
Interest revenue	183	140	323
Interest expense	54	35,644	35,698
Depreciation and amortization	44,302	145,211	189,513
Segment profit (loss)	1,980,968	1,266,398	3,247,366
Segment assets	354,851	1,385,465	1,740,316
Expenditures for segment assets	(50,470)	(7,406)	(57,876)

The sales generated in the United States, Canada and abroad are as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Canada	$230,055	$265,175
United States and abroad	11,925,296	12,390,285
Total	$12,155,351	$12,655,460

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2018	December 31, 2017
Canada	$541,681	$580,304
United States	1,312,580	1,437,657
Total	$1,854,261	$2,017,961

Three customers accounted for $5,730,269 (47%) of sales during the nine months ended September 30, 2018 (2017 - $7,527,184 or 59%). Three customers accounted for $1,617,995 of accounts receivable (59%) at September 30, 2018 (December 31, 2017 – $1,247,374 or 65%).

14.	Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $584,605 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next four years are as follows:

2018	$50,775
2019	$205,580
2020	$209,400
2021	$118,850

15.	Comparative Figures.

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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2018 are discussed below:

Nine Months ended September 30, 2018

Increase (I) or
Item	Decrease (D)	Reason

Administrative salaries and benefits	I	Increased wages to retain employees.

Professional fees	D	Decreased legal fees related to intellectual property and general legal representation

Research	I	New research projects started.

Commissions	D	Uncommissionable sales increased against commissionable sales.

Three months ended September 30, 2018

Increase (I) or
Item	Decrease (D)	Reason

Sales
EWCP products	D	Customer orders were lower than prior period.

BCPA products	I	Increased sales across all market verticals due to increased success in sales activity.

Administrative salaries and benefits	I	Increased wages to retain employees.

Professional fess	D	Reduced litigation resulted in reduced professional fees.

Commissions	I	Commissionable sales increased against uncommissionable sales.

Three customers accounting for 50% of our sales during the three months ended September 30, 2018 (2017 – 57%) and 47% of our sales during the nine months ended September 30, 2018 (2017 - 59%). The amount of revenue attributable to each customer is shown below.

	Three months		Nine months
	ended September 30,		ended September 30,
Customer	2018	2017	2018	2017

A	$1,075,573	$648,720	$2,707,900	$2,094,490
B	$332,344		$1,512,443	$1,169,522
C	$491,852		$1,509,926
D		$307,434
E		$1,213,179		$4,263,172

Customers with balances greater than 10% of our receivables as of September 30, 2018 and 2017 are shown below:

	September 30,
	2018		2017

Company A	969,267		317,544
Company B	235,907	*	95,688	*
Company C	412,820		-
Company D	96,265	*	204,835	*
Company E	98,073	*	1,436,247
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

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies; and

●	drought conditions, since we also sell our TPA products to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2018 and 2017 are shown below:

	2018	2017
Cash provided by (used by) operations	(464,873)	39,386
Investment	13,414	18,750
Insurance proceeds from fire loss	2,407,325	3,419,610
Sales (purchases) of equipment	(32,259)	(57,876)
Repayment of loans	(150,895)	(150,895)
Proceeds from issuance of common stock	36,360	55,580
Changes in exchange rates	(127,036)	522,943

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2018, working capital was $14,638,255 (December 31, 2017 - $11,259,028) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $584,605 over the term of three leases, the last expiring on October 31, 2021.

Commitments in the next four years are as follows:

2018	$50,775
2019	$205,580
2020	$209,400
2021	$118,850

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending September 30, 2019.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2018. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2018

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

