Form 10-K
period 2018-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2019-04-01
CIK 1069394

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Alberta	71 163 0889
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (403) 223-2995

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company  or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018 the aggregate market value of the Company’s common stock held by non-affiliates was $11,946,764 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 30, 2019, the Company had 11,711,657 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that our actual results will be consistent with these forward-looking statements. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason, after the date this Annual Report is filed with the Securities and Exchange Commission.

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

In October 2018, we purchased 65% of ENP Investments LLC, a manufacturing and distribution company active in the areas of golf, turf and ornamental agriculture products.

In January 2019, the Company purchased membership in a profitable limited liability company engaged in international sales of fertilizer additives. This purchase will be accounted for as an investment.

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

We have one full-time employee involved in the sales and marketing of WATERSAVR®.

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

Principal Customers

The table below presents our revenue resulting from purchases by our three major customers for the periods presented.

	Year Ended December 31,
	2018	2017

Company A	$3,245,685	$2,928,559
Company B	$1,960,074	$1,598,195
Company C	$1,674,840	-
Company D	-	$4,630,784

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2018		2017

Company A	$537,785		$518,526
Company B	302,782	*	-
Company C	439,840	*	-
Company D	96,306	*	728,848
Company E	1,247,655		-
*less than 10%

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

Our TPA products face indirect competition from other chemicals in every market in which we are active. For purposes of oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect. For crop enhancement, increased fertilizer levels or reduced concentrations can serve as a substitute for TPAs. In irrigation scale control, acid washes are our prime competitor. Notwithstanding the above, we believe our competitive advantages include:

●	Biodegradability compared to competing oil field chemicals;

●	Cost-effectiveness for crop enhancement compared to increased fertilizer use; and

●	Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale markets

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

Research and Development

We spent $135,930 during the year ended December 31, 2018 and $98,928 during year ended December 31, 2017 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2018 we had 36 employees, including one officer, fourteen sales and customer support personnel, and twenty one manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

Item 1A. Risk Factors

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by us, this section includes a discussion of important factors that could affect our future operations and result in a decline in the market price of our common stock.

We have in the past incurred significant operating losses and may not sustain profitability in the future.

We have in the past experienced operating losses and negative cash flow from operations. If our revenues decline, our results of operations and liquidity may be materially and adversely affected. If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may not be profitable. We may not remain profitable in future periods.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use WATERSAVR® in drinking water in the United States. Neverless, we may require county or state approval on a case by case basis. We expect to spend $200,000 on the marketing and production of our WATERSAVR® product in fiscal 2019.

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

Revenues from shipments made outside of the United States accounted for approximately 46% of our revenues in the year ended December 31, 2018, 72% in the year ended December 31, 2017 and 71% in the year ended December 31, 2016. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

We lease a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,640 per month with a lease effective to December 2020 and 61,200 sq. ft. of warehouse space in Peru, IL used for storage and extra capacity at a cost of $25,800 per month with a lease effective to October 2021. We also lease a 1,300 sq. ft. facility used for offices at a cost of $820 per month with a lease effective to September, 2023 and a 14,000 sq. ft. facility used for manufacturing in Mendota, IL at a cost of $6,322 per month with a lease effective to June 2019. We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, AB Canada. We also own 3.3 acres of cleared and undeveloped land in Taber, AB.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

		High	Low

Year Ended December 31, 2018	First Quarter	$1.87	$1.51
	Second Quarter	1.69	1.37
	Third Quarter	1.69	1.46
	Fourth Quarter	1.56	1.27

		High	Low

Year Ended December 31, 2017	First Quarter	$1.63	$1.29
	Second Quarter	2.48	1.46
	Third Quarter	1.93	1.64
	Fourth Quarter	1.97	1.68

As of March 30, 2019 we had approximately 1,700 shareholders.

Our common stock also trades on the Frankfurt stock exchange under the symbol “FXT.”

The Company declared a special dividend of $0.05 per share on February 25, 2019, paid on March 15, 2019 to shareholders of record on March 6, 2019. On March 12, 2019 the Company announced an annual dividend of $0.15 per share to be paid in two tranches. Shareholders of record on March 31, 2019 will be paid $0.075 on April 15, 2019 and shareholders of record on September 30, 2019 will be paid the same on October 15, 2019. This 15 cents per share annual dividend will continue until such time as the Board decides to revise it.

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2017 and 2018.

As of March 30, 2019 we had 11,711,657 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2019:

	Number Of Shares	Note Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	648,000	A

A. Options are exercisable at prices ranging from $0.75 to $1.75 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Material changes in the line items in our Statement of Operations for the year ended December 31, 2018 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Customer orders were lower than prior period.

TPA products	I	Growth in most product lines and sales from acquisition.

Gross Profit, as a % of sales	D	Margins were constricted by higher raw material costs, new tariffs and inability to pass additional costs on to customers.

Wages	I	Increased employee count.

Administrative salaries and benefits	I	Increased wages to retain employees.

Consulting	I	Added consultant to increase future growth.

Professional fess	I	Increased legal fees related to the acquisition and general legal representation.

Research	I	New research projects started.

Commissions	D	Uncommissionable sales increased against commissionable sales.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product;

●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and

●	drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2018 and 2017 are shown below:

	2018	2017

Cash provided by (used by) operations	(2,161,604)	1,042,425
Long term deposits	(1,246)	7,980
Investments	(700,000)	-
Proceeds of equity investments	27,813	25,000
Insurance proceeds from fire loss	2,407,325	3,366,889
Acquisition of EnP Investments LLC	(4,110,560)	-
Sales (purchases) of equipment	(180,830)	(426,480)
Advances from (repayments of) short term line of credit	2,462,346	-
Advances from (repayments of) loans	3,792,734	(201,193)
Partnership distributions	(229,135)	-
Proceeds from issuance of common stock	102,360	156,020
Changes in exchange rates	(463,405)	471,431

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2018, our working capital was $15,104,066 and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $1,121,595 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next five years are as follows:

2019	$425,995
2020	$399,900
2021	$276,980
2022	$10,620
2023	$8,100

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2019.

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

Valuation of goodwill and intangible assets. We consider goodwill and intangible assets to determine if there are qualitative factors which exist which may indicate that the carrying value exceeds the fair value. Our estimates are based upon an assessment of market conditions and expected future cash flows to be generated by the reporting units and related assets. If factors exist which indicate that the carrying value exceeds the fair value, an impairment charge against the goodwill and intangible assets could be required.

Useful lives of Property, Equipment and Leaseholds and Intangible Assets. We amortize and depreciate our property, equipment and leaseholds and intangible assets based on their estimated useful lives. We estimate the expected useful lives based on the expected term over which the asset is expected to continue to generate economic benefit for the company. If there are differences between the expected useful lives and the actual useful lives of the asset, impairment of property, equipment and leaseholds or intangible assets could be necessary.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2018 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and
Stockholders of Flexible Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flexible Solutions International Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Vancouver, BC

March 31, 2019

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	2018	2017

Assets

Current
Cash and cash equivalents	$7,857,936	$6,912,138
Accounts receivable (see Note 4)	4,422,745	2,105,471
Inventories (see Note 5)	8,727,709	4,686,852
Prepaid expenses	200,306	255,080
Total current assets	21,208,696	13,959,541
Property, equipment and leaseholds, net (see Note 6)	2,563,261	1,938,509
Patents (see Note 7)	63,014	79,452
Intangible assets (Note 8)	3,128,000	-
Long term deposits (see Note 9)	30,777	18,531
Investments (Note 10)	776,357	13,414
Goodwill (Note 8)	2,534,275	-
Deferred tax asset (Note 14)	891,735	1,763,923

Total Assets	$31,196,115	$17,773,370

Liabilities
Current
Accounts payable and accrued liabilities	$1,050,673	$939,116
Deferred revenue	127,168	208,608
Income taxes payable	1,357,299	1,101,596
Short term line of credit (Note 11)	2,798,131	250,000
Current portion of long term debt (Note 12)	771,359	201,193
Total current liabilities	6,104,630	2,700,513
Convertible note payable (Note 13)	1,000,000	-
Deferred income tax liability (Note 14)	989,569	-
Long term debt (Note 12)	3,580,384	150,896
Total liabilities	11,674,583	2,851,409

Stockholders’ Equity
Capital stock (see Note 17)
Authorized
50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
11,699,657 (2017: 11,597,991) common shares	11,700	11,598
Capital in excess of par value	15,328,285	15,114,835
Other comprehensive loss	(1,222,573)	(656,093)
Accumulated earnings	2,941,889	451,621
Total stockholders’ equity – controlling interest	17,059,301	14,921,961
Non controlling interests (Note 18)	2,462,231	-

Total Stockholders’ Equity	19,521,532	14,921,961

Total Liabilities and Stockholders’ Equity	$31,196,115	$17,773,370

Commitments and Subsequent events	(See Notes 20 and 21)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2018	2017

Sales	$17,829,518	$15,494,325
Cost of sales	12,192,684	9,508,827

Gross profit	5,636,834	5,985,498

Operating Expenses
Wages	1,729,467	1,647,780
Administrative salaries and benefits	1,082,991	1,007,850
Advertising and promotion	68,492	18,257
Investor relations and transfer agent fee	132,694	152,362
Office and miscellaneous	247,424	238,195
Insurance	312,275	285,418
Interest expense	93,653	44,125
Rent	249,051	241,286
Consulting	186,847	133,949
Professional fees	282,654	222,743
Travel	137,902	137,392
Telecommunications	32,315	26,071
Shipping	19,790	19,624
Research	135,930	98,928
Commissions	46,993	112,678
Bad debt expense	-	1,191
Currency exchange	(445,443)	64,870
Utilities	16,775	21,339

Total operating expenses	4,329,810	4,474,058

Operating income	1,307,024	1,511,440
Gain on involuntary disposition (net of tax) (Note 6)	1,714,261	2,043,614
Write down of inventory	-	(51,346)
Loss on investment	(3,281)	(84,066)
Interest income	36,843	913
Income before income tax	3,054,847	3,420,555

Income taxes (Note 14)
Deferred income tax expense	100,000	(985,495)
Income tax expense	(533,130)	(680,319)

Net income for the year including non-controlling interests	2,421,717	1,754,741
Less: Net (loss) income attributable to non-controlling interests	(68,551)	-
Net income attributable to controlling interest	$2,490,268	$1,754,741

Other comprehensive income (loss)	(566,480)	431,115
Comprehensive income	2,023,788	2,185,856
Income per share (basic and diluted) (Note 15)	$0.21	$0.15
Weighted average number of common shares (basic)	11,630,136	11,485,580
Weighted average number of common shares (diluted)	11,816,054	11,725,482

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2018	2017

Operating activities
Net income	$2,490,268	$1,754,741
Adjustments to reconcile net income to net cash:
Stock based compensation	111,192	116,092
Depreciation and amortization	342,561	286,616
Loss on investment	3,281	84,066
Decrease in deferred tax asset	100,000	985,495
Write down of inventory	-	(51,346)
Gain on involuntary disposition	(1,714,261)	(2,043,614)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,048,290)	912,056
(Increase) Decrease in inventories	(2,185,462)	(887,339)
(Increase) Decrease in prepaid expenses	53,275	(23,758)
Increase (Decrease) in accounts payable and accrued liabilities	(351,508)	(407,555)
Increase (Decrease) in taxes payable	243,276	207,729
Increase (Decrease) deferred revenue	(205,936)	109,242

Cash (used in) provided by operating activities	(2,161,604)	1,042,425

Investing activities
Long term deposits	(1,246)	7,980
Investment	(700,000)	-
Proceeds of equity investment distributions	27,813	25,000
Proceed from insurance	2,407,325	3,366,889
Acquisition of EnP Investments LLC	(4,110,560)	-
Net purchase of property, equipment and leaseholds	(180,830)	(426,480)

Cash (used in) provided by investing activities	(2,557,498)	2,973,389

Financing activities
Draw from short term line of credit	2,462,346	-
Loans	3,792,734	(201,193)
Partnership distribution	(299,135)	-
Proceeds of issuance of common stock	102,360	156,020

Cash proved by (used in) financing activities	(6,128,305)	(45,173)

Effect of exchange rate changes on cash	(463,405)	471,430

Inflow (outflow) of cash	945,798	4,442,072
Cash and cash equivalents, beginning	6,912,138	2,470,066

Cash and cash equivalents, ending	$7,857,936	$6,912,138

Supplemental disclosure of cash flow information:
Income taxes paid	288,653	833,766
Interest paid	94,775	43,003

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

(U.S. Dollars)

			Capital in	Accumulated	Other		Non-	Total
		Par	Excess of	Earnings	Comprehensive		Controlling	Stockholders’
	Shares	Value	Par Value	(Deficiency)	Income (Loss)	Total	Interests	Equity

Balance December 31, 2016	11,457,991	$11,458	$4,842,863	$(1,303,120)	$(1,087,208)	$12,463,993	$—	$12,463,993
Translation adjustment	—	—	—	—	431,115	431,115	—	431,115
Net income	—	—	—	1,754,741	—	1,754,741	—	1,754,741
Comprehensive income	—	—	—	—	—	2,185,856	—	2,185,856
Common stock issued	140,000	140	155,880	—	—	156,020	—	156,020
Stock-based compensation	—	—	116,092	—	—	116,092	—	116,092

Balance December 31, 2017	11,597,991	$11,598	$15,114,835	$451,621	$(656,093)	$14,921,961	—	$14,921,961
Translation adjustment	—	—	—	—	(566,480)	(566,480)	—	(566,480)
Net income (loss)	—	—	—	2,490,268	—	2,490,268	(68,551)	2,421,717
Common stock issued	101,666	102	102,258	—	—	102,360	—	102,360

Acquisition of EnP Investments LLC	—	—	—	—	—	—	2,759,917	2,759,917
Distributions to noncontrolling interests	—	—	—	—	—	—	(229,135)	(229,135)
Stock-based compensation	—	—	111,192	—	—	111,192	—	111,192
Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	2,462,231	$19,521,532

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

(U.S. Dollars)

1.	Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd. and Natural Chem SEZC Ltd, and its 65% interest in EnP Investments, LLC (“ENP Investments”). All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of 65% of the units of ownership interest in EnP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% of the units of ownership interest in EnP Investments, and EnP Investments is consolidated into the financial statements. The outside investor’s units of ownership interests in EnP Investments were included in noncontrolling interests in these consolidated financial statements from the acquisition date onward.

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

These consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

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

(d) Property, Equipment, Leaseholds and Intangible Assets

.

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

(f) Foreign Currency.

The functional currency of the Company is the U.S. Dollar. The functional currency of three of the Company’s subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar, is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income in the consolidated statements of income and comprehensive income.

Foreign exchange gains and losses relating to transactions not denominated in the applicable local currency are included in operating income (loss) if realized during the year and in comprehensive income (loss) if they remain unrealized at the end of the year.

(g) Revenue Recognition.

We follow a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation, and (5) recognition of revenue when (or as) the performance obligation is satisfied. We have fulfilled our performance obligations when control transfers to the customer, which is generally at the time the product is shipped since risk of loss is transferred to the purchaser upon delivery to the carrier. For shipments which are F.O.B. shipping point, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service and performance obligation.

The Company recognizes revenue when there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date, there have been no such significant post-delivery obligations.

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2018 and 2017.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, asset impairment analysis, share-based payments and warrants, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds, and the valuation of inventory.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,280,406 (31%) at December 31, 2018 (December 31, 2017 - $1,247,374 or 59%).

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

(s) Goodwill and intangible assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. The Company performs an annual goodwill impairment review in the fourth quarter of each year at the reporting unit level. The evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, the Company performs a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

Intangible assets primarily include trademarks and trade secrets with indefinite lives and customer-relationships with finite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, or more frequently if indicators of impairment are present. Indefinite lived intangible assets are assessed using either a qualitative or a quantitative approach. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments, and historical company performance are evaluated in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of an impairment charge for the differential.

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2018 and 2017. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the fiscal period ended December 31, 2018.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment” significant accounting policy.

(t) Adoption of new accounting principles

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which has been updated through several revisions and clarifications since its original issuance and supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. The standard requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard was adopted for the current year and had no material effect on the consolidated financial statements.

On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the income statement impact of equity investments held by an entity. The amendments require the unrealized gains or unrealized losses of equity instruments measured at fair value to be recognized in net income. Our adoption of this ASU had no material effect on the consolidated financial statements.

(u) Accounting Pronouncements Not Yet Adopted

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

3.	Acquisition

Effective October 1, 2018, the Company, through its NanoChem Solutions Inc. subsidiary, entered into an agreement to purchase 65% of EnP Investments LLC.

Total consideration paid of $5,110,560 was paid through a combination of $10,560 cash on hand, $4,100,000 in debt financing provided by Harris Bank (see Note 12b) and a $1,000,000 convertible note payable. The convertible note is due on or before September 30, 2023 with 5% interest due per year. At the option of the holder, the Note may be converted to 400,000 shares of the Company’s common stock. The Company has the option to extend the note to no later than September 30, 2028.

The following table summarizes the final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in EnP Investments LLC as of the effective date. The Company finalized its estimates after it was able to determine that is had obtained all necessary information that existed as of the acquisition date related to these matters.

Cash paid	$4,110,560
Convertible note	1,000,000
Total consideration	$5,110,560

Assets acquired:
Accounts receivable	$1,071,078
Note receivable	60,000
Prepaid expenses	105,473
Inventory	1,867,137
Investments	84,943
Equipment	740,000
Intangible assets	3,168,000
Liabilities assumed:
Account payable	520,164
Loans payable	292,706
Deferred income taxes	989,569
Total identifiable net assets	5,294,192
Non-controlling interest	2,759,917
Goodwill	$2,534,275

In connection with the 65% purchase of EnP Investments LLC, the Company incurred bank appraisal fees of $7,038 which was recorded as general expenses during the year ended December 31, 2018. Goodwill of $2,534,275 is the excess of total consideration less identifiable assets at fair value less debt assumed at fair value. Goodwill is attributable to EnP Investments LLC management, assembled workforce, operating model and completive presence in its respective market.

The operating results of EnP Investments LLC have been included in the consolidated financial statements beginning October 1, 2018.

Unaudited pro forma financial information

The following unaudited pro forma combined financial information presents combined results of the Company and EnP Investments as if the Business Combination had occurred on January 1, 2017.

	2018	2017

Net sales	$23,152,539	$23,119,226
Gross profit	8,428,317	12,466,963
Net income	$4,422,745	$3,253,679

The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined entity that would have been reported had the Business Combination been completed on January 1, 2016, nor is it representative of future operating results of the Company.

4.	Accounts Receivable

	2018	2017

Accounts receivable	$4,459,834	$2,145,803
Allowances for doubtful accounts	(37,088)	(40,332)
	$4,422,745	$2,105,471

5.	Inventories

	2018	2017

Completed goods	$3,770,071	$2,530,914
Work in progress	150,333	183,944
Raw materials and supplies	4,807,305	1,971,994
	$8,727,709	$4,686,852

6.	Property, Equipment and Leaseholds

	2018	Accumulated	2018
	Cost	Depreciation	Net
Buildings and improvements	$3,516,710	$2,523,148	$993,562
Automobiles	193,397	74,753	118,644
Computer hardware	43,414	40,226	3,188
Furniture and fixtures	105,494	93,087	12,407
Office equipment	1,740	438	1,302
Manufacturing equipment	3,859,653	2,838,344	1,021,309
Trailer	8,793	3,561	5,232
Boat	34,400	18,548	15,852
Leasehold improvements	88,872	49,937	38,935
Technology	100,136	100,136	—
Land	352,830	—	352,830
	$8,305,439	$5,742,178	$2,563,261

	2017	Accumulated	2017
	Cost	Depreciation	Net
Buildings and improvements	$3,400,792	$2,409,179	$991,613
Computer hardware	40,904	39,398	1,506
Furniture and fixtures	17,673	11,156	6,517
Office equipment	1,480	148	1,332
Manufacturing equipment	2,590,158	2,104,137	486,021
Trailer	9,562	1,434	8,128
Boat	34,400	14,586	19,814
Leasehold improvements	85,432	32,506	52,926
Technology	101,748	101,748	—
Land	370,652	—	370,652
	$6,652,801	$4,714,292	$1,938,509

Amount of depreciation expense for 2018: $326,123 (2017: $270,178) and is included in cost of sales in the consolidated statements of income and comprehensive income.

In February of 2017, the Company lost a net carrying value total of $2,196,722CAD ($1,659,404 USD) in building and manufacturing equipment in a fire at the Taber, AB location. Insurance was in place. During the year ended December 31, 2018 the Company received the final insurance proceeds of $3,132,666 CAD ($2,349,498 USD). During the year ended 2017, the Company received interim insurance proceeds of $5,570,000 CAD ($4,207,578 USD).

7. Patents

	2018 Cost	Accumulated Amortization	2018 Net
Patents	$194,320	$131,306	$63,014

	2017 Cost	Accumulated Amortization	2017 Net
Patents	$212,426	$132,974	$79,452

Decrease in 2018 cost was due to currency conversion. 2018 cost in Canadian dollars - $265,102 (2017 - $265,102 in Canadian dollars).

Amount of amortization for 2018: $16,438 (2017: $16,438) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next four years is as follows:

2019	$16,438
2020	16,438
2021	16,438
2022	13,700

8.	Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2017	-
Additions	2,534,275
Impairment	-
Balance as of December 31, 2018	2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2017	-
Additions	770,000
Impairment	-
Balance as of December 31, 2018	770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC (note 3).

Definite Life Intangible Assets
Balance as of December 31, 2017	-
Additions	2,398,000
Amortization	(40,000)
Balance as of December 31, 2018	2,358,000

Definite life intangible assets consists of customer relationships related to the acquisition of EnP Investments LLC (note 3). Customer relationships are amortized over their estimated useful life of 15 years.

Estimated amortization expense over the next five years is as follows:

2019	$160,000
2020	160,000
2021	160,000
2022	160,000
2023	160,000

9.	Long Term Deposits

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and security deposits held by various vendors.

	2018	2017

Long term deposits	$30,777	$18,531

10.	Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2017	$122,480
Return of equity	(25,000)
Loss in equity method investment	(84,066)
Balance, December 31, 2017	$13,414
Acquisition of additional units	25,000
Loss in equity method investment	(26,306)
Balance, December 31, 2018	$12,108

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	56,590
Gain in equity method investment	7,659
Balance, December 31, 2018	$64,249

(c) In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years.

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to accounts for this investment at cost. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	500,000
Impairment	-
Balance, December 31, 2018	$500,000

11.	Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan has an annual interest rate of 5.75%.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2018, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Harris a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2018 were $1,700,000 (December 31, 2017 - $250,000).

(b) In February, 2018, EnP Investments, LLC signed a new agreement with Midland States Bank (“Midland”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to $2,500,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.060 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.000% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2018 is 6.5296% (December 31, 2017 – 5.5550%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. Advanced Turf Solutions, Inc., a 35% owner of EnP Investments, LLC, is a Guarantor of said loan. As of December 31, 2018, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of December 31, 2018 were $1,098,131 (December 31, 2017 – 1,246,647).

12.	Long Term Debt

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (December 31, 2018 – 5.75%; December 31, 2017 – 5%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at December 31, 2018 was $150,895 (December 31, 2017 - $352,089). Interest expense for the year ended December 31, 2018 was $13,123 (December 31, 2017 - $44,125). The final payment will be made in September 2019.

The Company has committed to the following repayments:

2019	$150,895

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (December 31, 2018 – 5.5%; December 31, 2017 - nil) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. The balance owing at December 31, 2018 was $4,002,381.

The Company has committed to the following repayments:

2019	$585,714
2020	$585,714
2021	$585,714
2022	$585,714
2023	$585,714

(c) In January, 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the year ended December 31, 2018 was $2,415 (December 31, 2017 - $nil). The principal balance owing at December 31, 2018 is $177,794.

The Company has committed to the following repayments:

2019	$25,562
2020	$25,562
2021	$25,562
2022	$25,562
2023	$25,562

(d) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. The balance owing at December 31, 2018 is $20,673 (December 31, 2017 - $29,861).

The Company has committed to the following repayments:

2019	$9,188
2020	$9,188
2021	$2,297

As of December 31, 2018, Company was in compliance with all loan covenants.

Continuity	2018	2017
Balance, January 1	$352,089	553,282
Plus: Proceeds from loans	4,100,000	-
Plus: Acquisition of ENP (see Note 3)	206,921
Less: Payments on loan	(307,267)	(201,193)
Balance, December 31	$4,351,743	$352,089

Outstanding balance at December 31,	2018	2017
a) Long term debt – Harris Bank	$150,895	$352,089
b) Long term debt – Harris Bank	4,002,381	-
c) Long term debt – Midland States Bank	177,794	-
d) Long term debt – Ford Credit	20,673	-
Long-term Debt	$4,351,743	$352,089
Less: current portion	(771,359)	(201,194)
	$3,580,384	$150,895

13. Convertible Note Payable

In October 2018, the Company issued a convertible note payable in the amount of $1,000,000 to EnP Investments LLC in connection with the acquisition of EnP Investments LLC (note 3). The note is carried at fair value, considering the fair value of the equity conversion feature and the fair value of the debt component. The convertible note is due on or before September 30, 2023 with 5% interest due per year. At the option of the holder, the Note may be converted to 400,000 shares in Flexible Solutions International Inc. The Company has the option to extend the note to no later than September 30, 2028.

Carrying amount of equity component	$277,600
Principal amount of liability component	722,400
Balance, December 31, 2018	$1,000,000

14. Income Tax

The provision for income tax expense (benefit) is comprised of the following:

	2018	2017
Current tax, federal	$547,486	$547,486
Current tax, state	132,833	132,833
Current tax, foreign	-	-
Current tax, total	680,319	680,319

Deferred income tax, federal	(11,069)	(11,069)
Deferred income tax, state	(2,686)	(2,686)
Deferred income tax, foreign	385,639	385,639
Deferred income tax, total	371,884	371,884
Total	$1,052,203	$1,052,203

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	2018	2017
Income (loss) before tax, net of tax from gain on involuntary disposition	3,054,847	3,420,556
Tax from gain on involuntary disposition	693,063	(613,611)
Income (loss) before taxes	3,747,910	2,806,945
US statutory tax rates	28.51%	39.69%
Expected income tax (recovery)	1,068,342	1,114,147
Non-deductible items	627,995	520,665
Change in estimates	61,361	(91,632)
Change in enacted tax rate	-	189,626
Option expired during the year	5,191	21,640
Foreign tax rate difference	(396,514)	(662,381)
Change in valuation allowance	(36,119)	(39,863)
Total income taxes (recovery)	1,061,609	1,052,203

Current income tax expenses (recovery)	533,130	680,318
Deferred tax expenses (recovery)	797,126	371,884
Total income taxes (recovery)	1,061,609	1,052,203

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2018 and 2017 are comprised of the following:

	2018	2017
Canada
Non capital loss carryforwards	556,462	1,378,242
Patents	63,998	69,597
Fixed assets	(350)	-
Financial instruments	-	-
	620,110	1,447,839
Valuation Allowance	-	-
Net Deferred tax asset (liability)	620,110	1,447,839

	2018	2017
USA
Fixed Assets	247,665	351,746
Intangible assets	(989,569)	-
Stock-Based Compensation	173,739	154,023
	(568,165)	505,768
Deferred tax asset not recognized	153,565	189,684
Net Deferred tax asset	(721,730)	316,084

The Company has non-operating loss carryforwards of approximately $2,060,971 (2017 - $5,097,682) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Loss
2032	401,480
2037	1,659,491
Total	2,060,971

As at December 31, 2018, the Company has no net operating losses carryforward available for US tax purposes.

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

As at December 31, 2018 and 2017, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

15.	INCOME PER SHARE

We present both basic and diluted income per share on the face of our consolidated statements of operations. Basic and diluted income per share are calculated as follows:

	2018	2017
Net income (loss)	$2,490,268	$1,754,741
Weighted average common shares outstanding:
Basic	11,630,136	11,485,580
Diluted	11,816,054	11,725,482
Net income (loss) per common share:
Basic and diluted	$0.21	$0.15

Certain stock options whose terms and conditions are described in Note 16, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2018	2017
Anti-dilutive options	261,000	nil

There were no preferred shares issued and outstanding during the years ended December 31, 2018 or 2017.

16.	STOCK OPTIONS.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2018 and 2017:

	Number of shares	Exercise price per share	Weighted average exercise price
Balance, December 31, 2016	813,000	$0.75 - $2.22	$1.19
Granted	154,000	$1.70	$1.70
Cancelled or expired	(114,000)	$1.00 – 2.22	$1.75
Exercised	(140,000)	$0.75 – 1.21	$1.11
Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Granted	110,000	$1.48 – 1.75	$1.74
Cancelled or expired	(61,334)	$1.00 – 1.70	$1.09
Exercised	(101,666)	$0.75 – 1.42	$1.01
Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Exercisable, December 31, 2018	555,000	$0.75 – 1.70	$1.27

The weighted-average remaining contractual life of outstanding options is 3.04 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2018	2017
Expected life – years	3.0	3.0
Interest rate	2.8 – 2.96%	2.23%
Volatility	47.77 – 51.85%	73.09%
Dividend yield	—%	—%
Weighted average fair value of options granted	$0.4759 – 0.6313	$0.8344

During the year ended December 31, 2018, the Company granted 100,000 (2017 – 40,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $5,747 (2017 - $6,675). Options granted in other years resulted in additional expenses of $26,701 (2017 – $22,634). During the year ended December 31, 2018, employees were granted 10,000 (2017 – 114,000) stock options, which resulted in additional expenses of $5,150 (2017 – $19,024). Options granted in other years resulted in additional expenses in the amount of $73,594 for employees during the year ended December 31, 2018 (2017 - $67,759). There were 60,000 employee and 41,666 consultant stock options exercised during the year ended December 31, 2018 (2017 – 110,000 employee; 30,000 consultant).

As of December 31, 2018, there was approximately $57,383 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 4.75 years.

The aggregate intrinsic value of vested options outstanding at December 31, 2018 is $43,190 (2017 – $413,410).

17.	CAPITAL STOCK.

During the year ended December 31, 2018, the Company issued 60,000 shares upon the exercise of employee stock options and 41,666 shares upon the exercise of consultant stock options.

During the year ended December 31, 2017, the Company issued 110,000 shares upon the exercise of employee stock options and 30,000 shares upon the exercise of consultant stock options.

18.	Non-Controlling Interests

EnP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, IL. The Company owns 65% of the units of ownership interest EnP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% of the units of ownership interest in EnP Investments. For financial reporting purposes, the assets, liabilities and earnings of the LLC are consolidated into these financial statements. The unrelated third party’s units of ownership interest in the LLC are recorded in noncontrolling interests in these consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholder’s interest in the earnings and equity of EnP Investments. Effective October 1, 2018, the Company paid $4,110,560 in cash and issued a $1,000,000 convertible note (see Note 3) to acquire EnP Investments. EnP Investments is allocated to the BCPA segment.

EnP Investments makes cash distributions to the unitholders based on formulas defined within its Ownership Interest Purchase Agreement dated October 1, 2018. Distributions are defined in the Ownership Interest Purchase Agreement as cash on hand to the extent it exceeds current and anticipated long-term and short-term needs, including, without limitation, needs for operating expenses, debt service, acquisitions, reserves, and mandatory distributions, if any.

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $229,135.

Balance, January 1, 2018	$-
Acquisition	2,759,917
Distribution	(229,135)
Noncontrolling interest share of loss	(68,551)
Balance, December 31, 2018	$2,462,231

19.	SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY.

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

Year ended December 31, 2018:

	EWCP	BCPA	Consolidated
Sales	$314,544	$17,514,974	$17,829,518
Interest expense	-	93,653	93,653
Depreciation	50,920	251,641	302,561
Income tax expense	-	533,130	533,130
Segment profit	1,579,464	910,804	2,490,268
Segment assets	505,124	2,121,151	2,626,275
Expenditures for segment assets	15,032	165,798	180,830

Year ended December 31, 2017:

	EWCP	BCPA	Consolidated
Sales	$641,675	$14,852,650	$15,494,325
Interest expense	54	44,071	44,125
Depreciation	62,376	224,240	286,616
Income tax expense	-	680,319	680,319
Segment profit	2,021,289	(266,548)	1,754,741
Segment assets	580,304	1,437,657	2,017,961
Expenditures for segment assets	287,853	138,628	426,480

Sales by territory are shown below:

	2018	2017
Canada	$364,847	$362,362
United States and abroad	17,464,671	15,131,963
Total	$17,829,518	$15,494,325

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2018	2017
Canada	$505,124	$580,304
United States	7,783,426	1,437,657
Total	$8,288,550	$2,017,961

Three customers accounted for $6,880,598 (39%) of sales made in 2018 (2017 - $9,157,538 or 59%).

20.	COMMITMENTS.

The Company is committed to minimum rental payments for property and premises aggregating approximately $1,121,595 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next five years are as follows:

2019	$425,995
2020	$399,900
2021	$276,980
2022	$10,620
2023	$8,100

21.	SUBSEQUENT EVENTS.

In January 2019, the Company issued 5,000 shares on the exercise of employee stock options. In February 2019, the Company issued 5,000 shares on the exercise of consultant stock options.

In January 2019, the Company purchased membership in a profitable limited liability company engaged in international sales of fertilizer additives. This purchase will be accounted for as an investment. The price paid was an initial US$ 1 million with two further payments of US$1 million and US$ 1.5 million contingent on the investment reaching EBITDA hurdles in 2019 and 2020 respectively. The purchase was made using cash.

In February 2019, the Company announced the payment of a special dividend to the existing stockholders of the Company as of March 6, 2019 in the amount of five cents per share.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Daniel B. O’Brien	62	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	66	Director
Robert Helina	53	Director
Tom Fyles	67	Director
Ben Seaman	38	Director
David Fynn	61	Director

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

Ben Seaman has been a director since 2016. Mr. Seaman has been the CEO of Eartheasy.com Sustainable Living Ltd since 2007, growing the company from $50K to over $25M in annual revenue. His company has contributed over $1M towards clean water projects in Kenya since 2013, and has been recognized internationally by the Stockholm Challenge Award and the Outdoor Industry Inspiration Award in 2016. Prior to that, he worked in sales and investor relations at Flexible Solutions. Mr. Seaman graduated from the University of Victoria with a Bachelor of Science degree in 2004. He has significant experience in launching new products, marketing, distribution and e-commerce in both the US and Canada. He’s a strong believer in the triple bottom line approach to business, giving consideration to social and environmental issues in addition to financial performance.

David Fynn has been a director since 2016. Mr. David Fynn is a Canadian Chartered Professional Accountant and services individuals/companies in many sectors including mining and commodities in his private practice. David worked as a senior manager with KPMG in Canada and Ernst & Young in the United Kingdom and Saudi Arabia. Since 1996 he has been the principal of D.A. Fynn & Associates Inc., an accounting firm.

Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. All executive offices are chosen by the board of directors and serve at the board’s discretion.

John Bientjes, Thomas Fyles, Ben Seaman and David Fynn are independent directors as that term is defined in section 803 of the listing standards of the NYSE Amercian.

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Program. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2018, none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

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

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2018.

						All
				Restricted		Other
				Stock	Options	Annual
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	Compensation (5)	Total
Daniel B. O’Brien	2018	$898,166	—	—	—	—	$898,166
President, Chief Executive Officer and Principal Financial and Accounting Officer	2017	$901,605	—	—	—	—	$901,605

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid. Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company. The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2019 will again be twice the annual salary paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2018 we issued 110,000 options pursuant to the Non-Qualified Plan (2017 – 154,000).

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2018, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	660,000	$1.35	751,000

Our Non-Qualified Stock Option Plan has been approved by our shareholders.

As of December 31,2018 options to purchase 660,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $0.75 and $1.75 per share and the options expire at various dates between on December 31, 2019 and January 31, 2024.

No options were exercised by our executive officers during the fiscal year ended December 31, 2018.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $5,000 annually for each year that they serve.

Our directors received the following compensation in 2018:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)
John H. Bientjes	$5,000	—	—
Tom Fyles	$5,000	—	—
Ben Seaman	$5,000	—	—
David Fynn	$5,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

The terms of outstanding options granted to our directors are shown below:

Name	Option Price	No. of Options	Expiration Date

John H. Bientjes	$1.05	5,000	December 31, 2019
Robert Helina	$1.00	5,000	December 31, 2018
Robert Helina	$1.05	5,000	December 31, 2019

Daniel B. O’Brien was not compensated for serving as a director during 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 30, 2019 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Ownership Percentage
Daniel B. O’Brien	4,521,900	38.6%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	5,000	0.1%
#1-230 West 13th Street North
Vancouver, B.C.
Canada V7M 1N7

Robert Helina	25,000	0.2%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	15,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	800	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors as a group (6 persons)	4,567,700	39.0%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2019, listed below.

Name	No. of Options	Exercise Price	Expiration Date
John Bientjes	5,000	$1.05	December 31, 2019

Robert Helina	5,000	$1.00	December 31, 2018
	5,000	$1.05	December 31, 2019
	5,000	$1.42	December 31, 2021
	5,000	$1.70	December 31, 2022

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

MNP, LLP, Chartered Accountants, examined our financial statements for the years ended December 31, 2018 and 2017.

Audit Fees

MNP was paid $67,493 and $72,375 for the fiscal years ended December 31, 2018 and 2017, respectively, for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during these fiscal years.

Tax Fees

MNP was paid $9,090 and $1,134 for the fiscal years ended December 31, 2018 and 2017, respectively, for professional services rendered for the preparation and filing of our income tax returns for the fiscal years ended December 31, 2017 and 2016.

All Other Fees

MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2018 and 2017.

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

During the year ended December 31, 2018 our Audit Committee approved all of the fees paid to MNP. Our Audit Committee has determined that the rendering of all non-audit services by MNP is compatible with maintaining MNP’s independence. During the year ended December 31, 2018, none of the total hours expended on our financial audit by MNP were provided by persons other than MNP’s full-time permanent employees.

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

April 1, 2019	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	April 1, 2019
Daniel B. O’Brien

/s/ John H. Bientjes	Director	April 1, 2019
John H. Bientjes

/s/ Robert T. Helina	Director	April 1, 2019
Robert T. Helina

/s/ Thomas Fyles	Director	April 1, 2019
Thomas Fyles

/s/ Ben Seaman	Director	April 1, 2019
Ben Seaman

/s/ David Fynn	Director	April 1, 2019
David Fynn

