Form 10-K/A
period 2018-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2019-04-02
CIK 1069394

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Alberta	71 163 0889
(State or other jurisdiction	(Tax ID Number)
of incorporation or organization)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (403) 223-2995

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE American

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2018 of Flexible Solutions International, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 1, 2019 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

April 2, 2019	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	April 2, 2019
Daniel B. O’Brien

/s/ John H. Bientjes	Director	April 2, 2019
John H. Bientjes

/s/ Robert T. Helina	Director	April 2, 2019
Robert T. Helina

/s/ Thomas Fyles	Director	April 2, 2019
Thomas Fyles

/s/ Ben Seaman	Director	April 2, 2019
Ben Seaman

/s/ David Fynn	Director	April 2, 2019
David Fynn