Form 10-K/A
period 2018-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2019-05-17
CIK 1069394

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment #2

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2018 of Flexible Solutions International, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 15, 2019 (the “Form 10-K”) is to correct errors to the Company identified within the financial statements filed on Edgar for the year ended December 31, 2018. The identified errors in the cash flow statement and in Notes 2, 3, 13, 14 and 19 were the result of errors made during the edgarization process. In addition, the financial statements were inadvertently released prematurely, prior to the Company’s auditors full review and approval. These factors resulted in inconsistencies found between the results of our final financial statements and our statements filed on April 1, 2019.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flexible Solutions International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc.(the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 22 to the Consolidated Financial Statements, the Company restated its consolidated financial statements for the year ended December 31, 2018.

Chartered Professional Accountants

We have served as the Company’s auditor since 2009.

Vancouver, BC

May 16, 2019

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

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2018	2017

Sales	$17,829,518	$15,494,325
Cost of sales	12,192,684	9,508,827

Gross profit	5,636,834	5,985,498

Operating Expenses
Wages	1,729,467	1,647,780
Administrative salaries and benefits	1,082,991	1,007,850
Advertising and promotion	68,492	18,257
Investor relations and transfer agent fee	132,694	152,362
Office and miscellaneous	247,424	238,195
Insurance	312,275	285,418
Interest expense	93,653	44,125
Rent	249,051	241,286
Consulting	186,847	133,949
Professional fees	282,654	222,743
Travel	137,902	137,392
Telecommunications	32,315	26,071
Shipping	19,790	19,624
Research	135,930	98,928
Commissions	46,993	112,678
Bad debt expense	-	1,191
Currency exchange	(445,443)	64,870
Utilities	16,775	21,339

Total operating expenses	4,329,810	4,474,058

Operating income	1,307,024	1,511,440
Gain on involuntary disposition (net of tax) (Note 6)	1,714,261	2,043,614
Write down of inventory	-	(51,346)
Loss on investment	(3,281)	(84,066)
Interest income	36,843	913
Income before income tax	3,054,847	3,420,555

Income taxes (Note 14)
Deferred income tax expense	(100,000)	(985,495)
Income tax expense	(533,130)	(680,319)

Net income for the year including non-controlling interests	2,421,717	1,754,741
Less: Net (loss) income attributable to non-controlling interests	(68,551)	-
Net income attributable to controlling interest	$2,490,268	$1,754,741

Income per share (basic and diluted) (Note 15)	$0.21	$0.15
Weighted average number of common shares (basic)	11,630,136	11,485,580
Weighted average number of common shares (diluted)	11,816,054	11,725,482

Other comprehensive income (loss):
Net income	2,421,717	1,754,741
Unrealized gain (loss) on foreign currency transactions	(566,480)	431,115
Total comprehensive income	1,855,237	2,185,856
Comprehensive income – non-controlling interest	(68,551)	-
Comprehensive income attributable to Flexible Solutions International Inc.	$1,923,788	$2,185,856

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2018 (Restated – See note 22)	2017

Operating activities
Net income for the year including non-controlling interests	$2,421,717	$-
Net income (loss) attributable to non-controlling interests	(68,551)	-
Net income attributable to controlling interest	2,490,268	1,754,741
Adjustments to reconcile net income to net cash:
Stock based compensation	111,192	116,092
Depreciation and amortization	342,561	286,616
Loss on investment	3,281	84,066
Decrease in deferred tax asset	100,000	985,495
Write down of inventory	-	(51,346)
Gain on involuntary disposition	(1,714,261)	(2,043,614)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,048,290)	912,056
(Increase) Decrease in inventories	(2,185,462)	(887,339)
(Increase) Decrease in prepaid expenses	53,275	(23,758)
Increase (Decrease) in accounts payable and accrued liabilities	(351,508)	(407,555)
Increase (Decrease) in taxes payable	243,276	207,729
Increase (Decrease) deferred revenue	(205,936)	109,242

Cash (used in) provided by operating activities	(2,161,604)	1,042,425

Investing activities
Long term deposits	(1,246)	7,980
Investment	(700,000)	-
Proceeds of equity investment distributions	27,813	25,000
Proceed from insurance	2,407,325	3,366,889
Acquisition of EnP Investments LLC	(4,110,560)	-
Net purchase of property, equipment and leaseholds	(180,830)	(426,480)

Cash (used in) provided by investing activities	(2,557,498)	2,973,389

Financing activities
Draw from short term line of credit	2,462,346	-
Loans	3,792,734	(201,193)
Partnership distribution	(229,135)	-
Proceeds of issuance of common stock	102,360	156,020

Cash provided by (used in) financing activities	6,128,305	(45,173)

Effect of exchange rate changes on cash	(463,405)	471,430

Inflow (outflow) of cash	945,798	4,442,072
Cash and cash equivalents, beginning	6,912,138	2,470,066

Cash and cash equivalents, ending	$7,857,936	$6,912,138

Supplemental disclosure of cash flow information:
Income taxes paid	288,653	833,766
Interest paid	94,775	43,003

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

(U.S. Dollars)

			Capital in	Accumulated	Other		Non-	Total
		Par	Excess of	Earnings	Comprehensive		Controlling	Stockholders’
	Shares	Value	Par Value	(Deficiency)	Income (Loss)	Total	Interests	Equity

Balance December 31, 2016	11,457,991	$11,458	$14,842,863	$(1,303,120)	$(1,087,208)	$12,463,993	$—	$12,463,993
Translation adjustment	—	—	—	—	431,115	431,115	—	431,115
Net income	—	—	—	1,754,741	—	1,754,741	—	1,754,741
Comprehensive income	—	—	—	—	—	2,185,856	—	2,185,856
Common stock issued	140,000	140	155,880	—	—	156,020	—	156,020
Stock-based compensation	—	—	116,092	—	—	116,092	—	116,092

Balance December 31, 2017	11,597,991	$11,598	$15,114,835	$451,621	$(656,093)	$14,921,961	—	$14,921,961
Translation adjustment	—	—	—	—	(566,480)	(566,480)	—	(566,480)
Net income (loss)	—	—	—	2,490,268	—	2,490,268	(68,551)	2,421,717
Common stock issued	101,666	102	102,258	—	—	102,360	—	102,360

Acquisition of EnP Investments LLC	—	—	—	—	—	—	2,759,917	2,759,917
Distributions to noncontrolling interests	—	—	—	—	—	—	(229,135)	(229,135)
Stock-based compensation	—	—	111,192	—	—	111,192	—	111,192
Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	2,462,231	$19,521,532

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

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $1,280,406 (29%) at December 31, 2018 (December 31, 2017 - $1,247,374 or 59%).

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

(v) Restatement

The Company has restated its previously issued consolidated statement of cash flows for the year ended December 31, 2018. The impact of the restatement is more specifically described herein under Note 22. Restatement of Previously Issued Consolidated Financial Statements.

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

	2018	2017

Net sales	$23,152,539	$23,119,226
Gross profit	8,428,317	12,466,963
Net income	$4,470,245	$3,253,679

The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined entity that would have been reported had the Business Combination been completed on January 1, 2016, nor is it representative of future operating results of the Company.

4.	Accounts Receivable

	2018	2017

Accounts receivable	$4,459,834	$2,145,803
Allowances for doubtful accounts	(37,089)	(40,332)
	$4,422,745	$2,105,471

5.	Inventories

	2018	2017

Completed goods	$3,770,071	$2,530,914
Work in progress	150,333	183,944
Raw materials and supplies	4,807,305	1,971,994
	$8,727,709	$4,686,852

6.	Property, Equipment and Leaseholds

	2018	Accumulated	2018
	Cost	Depreciation	Net
Buildings and improvements	$3,516,710	$2,523,148	$993,562
Automobiles	193,397	74,753	118,644
Computer hardware	43,414	40,226	3,188
Furniture and fixtures	105,494	93,087	12,407
Office equipment	1,740	438	1,302
Manufacturing equipment	3,859,653	2,838,344	1,021,309
Trailer	8,793	3,561	5,232
Boat	34,400	18,548	15,852
Leasehold improvements	88,872	49,937	38,935
Technology	100,136	100,136	—
Land	352,830	—	352,830
	$8,305,439	$5,742,178	$2,563,261

	2017	Accumulated	2017
	Cost	Depreciation	Net
Buildings and improvements	$3,400,792	$2,409,179	$991,613
Computer hardware	40,904	39,398	1,506
Furniture and fixtures	17,673	11,156	6,517
Office equipment	1,480	148	1,332
Manufacturing equipment	2,590,158	2,104,137	486,021
Trailer	9,562	1,434	8,128
Boat	34,400	14,586	19,814
Leasehold improvements	85,432	32,506	52,926
Technology	101,748	101,748	—
Land	370,652	—	370,652
	$6,652,801	$4,714,292	$1,938,509

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

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to accounts for this investment at cost less impairment. A summary of the Company’s investment follows:

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

Carrying amount of equity component	$277,600
Principal amount of liability component	722,400
Balance, December 31, 2018	$1,000,000

14. Income Tax

The provision for income tax expense (benefit) is comprised of the following:

	2018	2017
Current tax, federal	$221,758	$547,486
Current tax, state	82,806	132,833
Current tax, foreign	112,449	-
Current tax, total	417,013	680,319

Deferred income tax, federal	-	(11,069)
Deferred income tax, state	-	(2,686)
Deferred income tax, foreign	759,493	385,639
Deferred income tax, total	759,493	371,884
Total	$1,176,506	$1,052,203

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates.

	2018	2017
Income (loss) before tax, net of tax from gain on involuntary disposition	3,054,847	3,420,556
Tax from gain on involuntary disposition	693,063	(613,611)
Income (loss) before taxes	3,747,910	2,806,945
US statutory tax rates	28.51%	39.69%
Expected income tax (recovery)	1,068,342	1,114,147
Non-deductible items	354,548	520,665
Change in estimates	61,361	(91,632)
Change in enacted tax rate		189,626
Option expired during the year	5,191	21,640
Functional currency adjustments	116,996	-
Foreign tax rate difference	(393,794)	(662,381)
Change in valuation allowance	(36,119)	(39,863)
Total income taxes (recovery)	1,176,506	1,052,203

Current income tax expenses (recovery)	417,013	680,318
Deferred tax expenses (recovery)	759,493	371,884
Total income taxes (recovery)	1,176,506	1,052,203

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2018 and 2017 are comprised of the following:

	2018	2017
Canada
Non capital loss carryforwards	556,462	1,378,242
Patents	63,998	69,597
Fixed assets	(350)	-
Financial instruments	-	-
	620,110	1,447,839
Valuation Allowance	-	-
Net Deferred tax asset (liability)	620,110	1,447,839

	2018	2017
USA
Fixed Assets	247,665	351,746
Intangible assets	(989,569)	-
Stock-Based Compensation	173,739	154,023
	(568,165)	505,768
Deferred tax asset not recognized	153,565	189,684
Net Deferred tax asset	(414,600)	316,084

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

Year ended December 31, 2018:

	EWCP	BCPA	Consolidated
Sales	$314,544	$17,514,974	$17,829,518
Interest expense	-	93,653	93,653
Depreciation	50,920	251,641	302,561
Income tax expense	-	533,130	533,130
Segment profit	1,579,464	910,804	2,490,268
Segment assets	505,124	7,783,426	8,288,550
Expenditures for segment assets	15,032	165,798	180,830

Year ended December 31, 2017:

	EWCP	BCPA	Consolidated
Sales	$641,675	$14,852,650	$15,494,325
Interest expense	54	44,071	44,125
Depreciation	62,376	224,240	286,616
Income tax expense	-	680,319	680,319
Segment profit	2,021,289	(266,548)	1,754,741
Segment assets	580,304	1,437,657	2,017,961
Expenditures for segment assets	287,853	138,628	426,480

Sales by territory are shown below:

	2018	2017
Canada	$364,847	$362,362
United States and abroad	17,464,671	15,131,963
Total	$17,829,518	$15,494,325

The Company’s long-lived assets (property, equipment, leaseholds and patents) are located in Canada and the United States as follows:

	2018	2017
Canada	$505,124	$580,304
United States	7,783,426	1,437,657
Total	$8,288,550	$2,017,961

Three customers accounted for $6,880,598 (39%) of sales made in 2018 (2017 - $9,157,538 or 59%).

20.	COMMITMENTS.

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

22.	RESTATEMENT OF PREVIOUSLY FILED STATEMENTS.

The Company identified errors within the financial statements filed on Edgar for the year ended December 31, 2018. The identified errors in the cash flow statement and in Notes 2, 3, 13, 14 and 19 were the result of incomplete information provided to the edgarizer.  In addition, the financial statements were inadvertently released prematurely, prior to the Company’s auditors full review and approval.

The impact of the restatement on the Company’s consolidated statements of cash flows for the year ended December 31, 2018 is presented below. The restatement did not have any impact on the Company’s consolidated balance sheets or consolidated statements of income and comprehensive income for the year ended December 31, 2018.

	For the Year Ended December 31, 2018
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows:
Net income	$2,490,268	$68,551	$2,421,717
Net income (loss) attributable to non-controlling interests	-	(68,551)	(68,551)
Partnership distribution	(299,135)	70,000	(229,135)

In addition to the above, Notes 2, 3, 13, and 19 were revised for wording and Note 14 was updated for final results.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as discussed further below.

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

Notwithstanding the weakness described below, we have concluded the financial statements included in this yearly report Form 10/A fairly present, in all material aspects, our financial position, results of operations and cash flows for the period presented in conformity with accounting principles generally accepted in the United States of America.

Based on this evaluation, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018.  During the financial reporting process, the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations were inadvertently released prematurely, prior to the Company’s auditors full review and approval.

Remediation Efforts

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal control over financial reporting.  We have identified and implemented, and continue to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies.  Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses will continue to exist.

To address the material weakness noted above, the Company is in the process of:

-	Assessing the need to increase the Company’s personnel to provide sufficient resources to complete the financial reporting process from within each subsidiary through the Company’s consolidation;
-	ensuring adequate resources are allocated to the preparation of the Company’s financial statements including sufficient time for review by the Company’s management including the review and approval of the financial statements by the Audit Committee and the Company’s auditors prior to any public release;
-	Performing a comprehensive review of current internal control procedures to ensure the segregation of duties and compliance with the Company’s accounting policies and GAAP and financial reporting process.

We believe these measures will remediate the material weakness noted.  While we have completed some of these measures as at the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation that we believe are necessary to determine whether the material weaknesses have been fully remediated.  We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures.  Accordingly, the material weakness have not been fully remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above.  We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

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

May 16, 2019	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	May 16, 2019
Daniel B. O’Brien

/s/ John H. Bientjes	Director	May 15, 2019
John H. Bientjes

/s/ Robert T. Helina	Director	May 15, 2019
Robert T. Helina

/s/ Thomas Fyles	Director	May 15, 2019
Thomas Fyles

/s/ Ben Seaman	Director	May 15, 2019
Ben Seaman

/s/ David Fynn	Director	May 15, 2019
David Fynn

