Form 10-Q
period 2019-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2019-05-17
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

(Exact Name of Issuer as Specified in Its Charter)

Alberta	71 163 0889
(State or other jurisdiction of	(Employer
incorporation or organization)	Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Issuer’s Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (250) 477-9969

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date

Common	11,736,545	May 15, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FSI	NYSE American

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures; and

●	Operational inefficiencies in distribution or other systems.

●	New tariffs relating to raw materials imported from China.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	March 31, 2019	December 31, 2018

Assets

Current
Cash and cash equivalents	$3,695,933	$7,857,936
Accounts receivable (see Note 4)	7,591,944	4,422,745
Inventory (see Note 5)	8,736,736	8,727,709
Prepaid expenses	292,753	200,306
Total current assets	20,317,366	21,208,696
Property, equipment and leaseholds, net (see Note 6)	3,744,510	2,563,261
Right of use asset	739,500	-
Patents (see Note 7)	58,904	63,014
Intangible assets (Note 8)	3,084,000	3,128,000
Long term deposits (see Note 9)	30,777	30,777
Investments (Note 10)	2,001,759	776,357
Goodwill (Note 8)	2,534,275	2,534,275
Restricted cash (Note 11e)	1,000,000	-
Deferred tax asset (Note 14)	900,893	891,735
Total Assets	$34,411,984	$31,196,115

Liabilities
Current
Accounts payable and accrued liabilities	$1,460,971	$1,050,673
Deferred revenue	117,892	127,168
Income taxes payable	1,731,156	1,357,299
Short term line of credit (Note 11)	4,182,061	2,798,131
Current portion of lease liability (Note 3)	343,413	-
Current portion of long term debt (Note 12)	721,370	771,359
Total current liabilities	8,556,863	6,104,630
Convertible note payable(Note 13)	1,000,000	1,000,000
Lease liabilities (Note 3)	396,087
Deferred income tax liability	863,570	989,569
Long term debt (Note 12)	3,425,111	3,580,384
Total liabilities	14,241,631	11,674,583

Stockholders’ Equity
Capital stock (see Note 15)
Authorized 50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
11,711,657 (2018: 11,699,657) common shares	11,712	11,700
Capital in excess of par value	15,344,870	15,328,285
Other comprehensive loss	(1,040,280)	(1,222,573)
Accumulated earnings	3,362,556	2,941,889
Total stockholders’ equity – controlling interest	17,678,858	17,059,301
Non-controlling interests (Note 16)	2,491,495	2,462,231
Total Stockholders’ Equity	20,170,353	19,521,532

Total Liabilities and Stockholders’ Equity	$34,411,984	$31,196,115

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2019	2018

Sales	$8,471,476	$4,201,180
Cost of sales	5,695,889	2,233,917

Gross profit	2,775,587	1,967,263

Operating Expenses
Wages	530,677	421,310
Administrative salaries and benefits	265,092	260,593
Advertising and promotion	52,706	4,343
Investor relations and transfer agent fee	16,450	35,655
Office and miscellaneous	46,882	29,673
Insurance	102,735	62,778
Interest expense	129,007	7,400
Lease liability expense	20,329	-
Lease expense	79,579	-
Rent	14,544	61,742
Consulting	64,779	32,854
Professional fees	158,770	43,314
Travel	96,284	30,150
Telecommunications	11,028	6,156
Shipping	4,471	4,109
Research	20,086	37,206
Commissions	19,757	-
Currency exchange	92,064	(86,134)
Utilities	3,756	4,535

Total operating expenses	1,728,996	955,684

Operating income	1,046,591	1,011,579
Loss on involuntary disposition (net of tax) (Note 6)	-	(7,716)
Gain on investment	230,652	-
Interest income	16,252	1,697
Income before income tax	1,293,495	1,005,560

Income taxes (Note 14)
Deferred income tax recovery	125,999	-
Income tax expense	(379,080)	(301,896)

Net income for the year including non-controlling interests	1,040,414	703,664
Less: Net income attributable to non-controlling interests	(29,264)	-
Net income attributable to controlling interest	$1,011,150	$703,664

Income per share (basic and diluted)	$0.09	$0.06
Weighted average number of common shares (basic)	11,705,613	11,620,291
Weighted average number of common shares (diluted)	11,816,585	11,847,061
Other comprehensive income (loss):
Net income	1,040,414	703,664
Unrealized gain (loss) on foreign currency translations	182,293	(119,029)
Total comprehensive income	1,222,707	584,635
Comprehensive income – non-controlling interest	(29,264)	-
Comprehensive income attributable to Flexible Solutions International Inc.	$1,193,443	$584,635

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating activities
Net income including non-controlling interests	$1,040,414	$703,664
Net income attributable to non-controlling interests	29,264	-
Net income attributable to controlling interest	1,011,150	703,664
Adjustments to reconcile net income to net cash:
Stock based compensation	5,747	25,700
Depreciation and amortization	148,279	59,700
Gain on investment	(230,652)	-

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(3,222,431)	(467,008)
(Increase) Decrease in inventories	(8,764)	(111,400)
(Increase) Decrease in prepaid expenses	(92,199)	88,612
Increase (Decrease) in accounts payable and accrued liabilities	403,062	(577,021)
Increase (Decrease) in taxes payable	379,080	301,896
Increase (Decrease) in deferred income tax	(125,199)	-
Increase (Decrease) deferred revenue	9,276	(205,920)

Cash (used in) provided by operating activities	(1,723,451)	(181,777)

Investing activities
Investment	(996,001)	6,250
Net purchase of property, equipment and leaseholds	(1,275,835)	(7,497)

Cash (used in) provided by investing activities	(2,271,836)	(1,247)

Financing activities
Draw from short term line of credit	1,383,929	-
Loans	(205,262)	(50,298)
Dividends paid	(590,483)	-
Proceeds of issuance of common stock	10,850	36,360

Cash proved by (used in) financing activities	599,034	(13,938)

Effect of exchange rate changes on cash	234,250	(101,301)

Inflow (outflow) of cash	(3,162,003)	(298,263)
Cash and cash equivalents, beginning	7,857,936	6,912,138

Cash, cash equivalents and restricted cash, ending	$4,695,933	$6,613,875

Supplemental disclosure of cash flow information:
Income taxes paid	-	-
Interest paid	108,084	7,356

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019

(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd., Natural Chem SEZC Ltd., and InnFlexHoldings Inc. and its 65% interest in EnP Investments, LLC (“ENP Investments”). All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of 65% of ownership interest in EnP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% of ownership interest in EnP Investments, and EnP Investments is consolidated into the financial statements. The outside investor’s the Company’s ownership interests in EnP Investments were included in noncontrolling interests in these consolidated financial statements from the acquisition date onward.

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

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2018 Annual Report on Form 10-K/A. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at March 31, 2019, the consolidated results of operations for the three months ended March 31, 2019 and 2018, and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2019 - $165,592; 2018 – $75,897). Shipping and handling costs incurred are included in cost of goods sold (2019 - $347, 960; 2018 – $251,909).

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

(d) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Right of Use Asset	Straight-line over lease term
Leasehold improvements	Straight-line over lease term

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

(j) Other Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised only of unrealized foreign exchange gains and losses.

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, asset impairment analysis, share-based payments and warrants, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds and intangible assets, and the valuation of inventory.

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

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $3,774,617 (50%) at March 31, 2019 (December 31, 2018 - $1,280,406 or 31%).

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2018 and 2017. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three months ended March 31, 2018.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment” significant accounting policy.

(t) Adoption of new accounting principles

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which requires lessees to recognize a right-of-us (“ROU”) asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual model requiring leases to be classified as either operating or finance leases for the income statement. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. On January 1, 2019, the Company adopted ASC 842 and all related amendments using the prospective transition approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $819,079 as of January 1, 2019. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset and whether the Company has the right to direct the use of the asset. Currently, the Company only has operating leases and does not have any financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See note 3, Leases, for further disclosures and detail regarding our operating leases.

In November 2016, the FASB issued ASU2016-18 “Statement of Cash Flows” (Topic230); Restricted Cash (ASU2016-18), which defines  new requirements for the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require retrospective application to each period presented. The Company adopted this guidance effective January 1, 2018 retrospectively. This ASU requires entities to present the statement of cash flows in a manner such that it reconciles beginning and ending totals of cash, cash equivalents, restricted cash or restricted cash equivalents. Also, when cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity should, for each period that a statement of financial position is presented, present on the face of the statement of cash flows or disclose in the notes to the financial statements, the line items and amounts of cash, cash equivalents, and restricted cash or restricted cash equivalents reported within the statement of financial position. The amounts, disaggregated by the line item in which they appear within the statement of financial position, shall sum to the total amount of cash, cash equivalents, and restricted cash or restricted cash equivalents at the end of the corresponding period shown in the statement of cash flows.

(u) Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements. ASU 2018-13 will be effective for us beginning January 1, 2020, with early adoption permitted. We do not expect this guidance to have an impact on the amounts reported on our consolidated financial statements, and we are currently evaluating the potential impact this guidance will have on our disclosures within the notes to our consolidated financial statements.

3. Adoption of ASC 942, Leases

On January 1, 2019, the Company adopted ASC 842 using the prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The adoption of the lease standard did not result in a cumulative-effect adjustment to opening equity. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, “Leases,” (“ASC 840”).

The Company leases office space. For leases with terms greater than 12 months, the Company records the related ROU asset and lease obligation at the present value of lease payments over the term. Leases may include fixed rental escalation clauses, renewal options and / or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not usually provide a readily determinable implicit rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The discount rate used was 5.5%.

Operating lease costs during the three months ended March 31, 2019 were $99,908.

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $819,079 as of January 1, 2019. The standard did not materially impact the Company’s consolidated statement of operations or its consolidated statement of cash flows for the three months ended March 31, 2019. See below for the Company’s updated lease policy and the required disclosures under ASC 842.

The Company is a lessee in five different leases that have various expiry dates within the next 5 years.

The table below summarizes the remaining expected lease payments under our operating leases as of March 31, 2019.

Future Lease Payments	March 31, 2019
2019	$262,008
2020	326,520
2021	232,580
2022	10,620
2023	8,100
Thereafter	-
Less: imputed interest	(100,328)

Present value of operating lease liabilities	$739,500

Update to Lease Policy

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. The Company’s operating leases are included in ROU assets, lease liabilities-current portion and lease liability-less current portion in the accompanying consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

4. Accounts Receivable

	March 31, 2019	December 31, 2018
Accounts receivable	$7,629,806	$4,459,834
Allowances for doubtful accounts	(37,862)	(37,088)
	$7,591,944	$4,422,745

5. Inventory

	March 31, 2019	December 31, 2018

Completed goods	$3,857,620	$3,770,071
Work in progress	129,198	150,333
Raw materials and supplies	4,749,918	4,807,305
	$8,736,736	$8,727,709

6. Property, Plant & equipment

	March 31, 2019	Accumulated	March 31, 2019
	Cost	Depreciation	Net
Buildings	$3,521,375	$2,547,462	$973,913
Automobiles	193,397	84,262	109,135
Computer hardware	43,466	40,476	2,990
Furniture and fixtures	105,568	93,997	11,571
Manufacturing equipment	5,136,488	2,902,210	2,234,278
Boat	34,400	19,341	15,059
Office equipment	1,776	514	1,262
Trailer	8,977	4,036	4,941
Leasehold Improvements	88,872	54,595	34,277
Land	357,084	-	357,084
Technology	102,226	102,226	-
	$9,563,629	$5,849,119	$3,744,510

	December 31, 2018	Accumulated	December 31, 2018
	Cost	Depreciation	Net
Buildings	$3,516,710	$2,523,148	$993,562
Automobiles	193,397	74,753	118,644
Computer hardware	43,414	40,226	3,188
Furniture and fixtures	105,494	93,087	12,407
Office equipment	1,740	438	1,302
Manufacturing equipment	3,859,653	2,838,344	1,021,309
Trailer	8,793	3,561	5,232
Boat	34,400	18,548	15,852
Leasehold improvements	88,872	49,937	38,935
Technology	100,136	100,136	—
Land	352,830	—	352,830
	$8,305,439	$5,742,178	$2,563,261

Amount of depreciation expense for three months ended March 31, 2019: $144,169 (2018: $55,590) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

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

	March 31, 2019 Cost	Accumulated Amortization	March 31, 2019 Net
Patents	$198,376	$139,472	$58,904

	December 31, 2018 Cost	Accumulated Amortization	December 31, 2018 Net
Patents	$194,320	$131,306	$63,014

The decrease in the carrying amount of patents is primarily due to foreign currency translation effects. The 2019 cost in Canadian dollars - $265,102 (2018 - $265,102 in Canadian dollars).

Amount of amortization for 2019 - $4,110 (2018 - $4,110) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next four years is as follows:

2019	$16,438
2020	16,438
2021	16,438
2022	13,700

8. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2017	-
Additions	$2,534,275
Impairment	-
Balance as of December 31, 2018 and March 31, 2019	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2017	-
Additions	$770,000
Impairment	-
Balance as of December 31, 2018 and March 31, 2019	$770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC.

Definite Life Intangible Assets
Balance as of December 31, 2017	-
Additions	$2,398,000
Amortization	(40,000)
Balance as of December 31, 2018	2,358,000
Amortization	(44,000)
Balance as of March 31, 2019	$2,314,000

Definite life intangible assets consists of customer relationships related to the acquisition of EnP Investments LLC (note 3). Customer relationships are amortized over their estimated useful life of 15 years.

Estimated amortization expense over the next five years is as follows:

2019	$176,000
2020	176,000
2021	176,000
2022	160,000
2023	160,000

9. Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2019	December 31, 2018

Long term deposits	$30,777	$30,777

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2017	$13,414
Acquisition of additional units	25,000
Return of equity	(25,000)
Loss in equity method investment	(26,306)
Balance, December 31, 2018 and March 31, 2019	$12,108

Summarized profit and loss information related to the equity accounted investment is as follows:

2018

Net sales	$300,210
Net income	$17,435

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	56,590
Gain in equity method investment	7,659
Balance, December 31, 2018 and March 31, 2019	$64,249

Summarized profit and loss information related to the equity accounted investment is as follows:

2018

Net sales	$78,870
Net income	$31,913

(c) In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years.

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to account for this investment at cost less impairment. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	500,000
Impairment	-
Balance, December 31, 2018 and March 31, 2019	$500,000

(e) In January 2019, the company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the LLC but does not have control. A summary of the Company’s investment follows:

Balance, January 1, 2019	$-
Acquisition	1,001,000
Gain in equity method investment	224,402
Balance, March 31, 2019	$1,225,402

Further to the original investment amount, the Company has placed $1,000,000 in trust, to be released upon the LLC reaching a milestone related to earnings before interest, taxes and depreciation (“EBITDA”) targets. This amount is accounted for as restricted cash on the balance sheet. Further payments of $1,000,000 and $500,000 may become due should other subsequent milestones be reached. Summarized profit and loss information related to the equity accounted investment is as follows:

2019

Net sales	$3,257,350
Gross profit	1,010,781
Net income	$448,804

11. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory. The loan has an annual interest rate of 5.5% at March 31, 2019 (December 31, 2018 – 5.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2019, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Harris a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2019 were $2,500,000 (December 31, 2018 - $1,700,000).

(b) In February, 2019, EnP Investments, LLC signed a promissory note maturity extension agreement with Midland States Bank (“Midland”) to renew the expiring credit line to May 15, 2019. The revolving line of credit is for an aggregate amount of up to $2,500,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.060 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.000% per annum or more than the maximum rate allowed by applicable law. The interest rate at March 31, 2019 is 6.54775% (December 31, 2018 – 6.5296%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. Advanced Turf Solutions, Inc., a 35% owner of EnP Investments, LLC, is a Guarantor of said loan. As of March 31, 2019, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of March 31, 2019 were $1,682,061 (December 31, 2018 – $1,098,131).

12. Long Term Debt

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (March 31, 2019 – 6.0%; December 31, 2018 – 5.75%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The balance owing at March 31, 2019 was $100,597 (December 31, 2018 - $150,895). Interest expense for the three months ended March 31, 2019 was $2,009 (2018 - $4,186). The final payment will be made in September 2019.

The Company has committed to the following repayments:

2019	$100,597

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (March 31, 2019 – 5.5%; December 31, 2018 – 5.5%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. Interest expense for the three months ended March 31, 2019 was $54,958 (2018 - nil). The balance owing at March 31, 2018 was $3,855,952 (December 31, 2018 - $4,002,381).

The Company has committed to the following repayments:

2019	$439,286
2020	$585,714
2021	$585,714
2022	$585,714
2023	$585,714

(c) In January, 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the three months ended March 31, 2019 was $2,333 (2018 - $nil). The principal balance owing at March 31, 2019 is $171,556 (December 31, 2018 - $177,794).

The Company has committed to the following repayments:

2019	$19,171
2020	$25,562
2021	$25,562
2022	$25,562
2023	$25,562

(d) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. The balance owing at March 31, 2019 is $18,376 (December 31, 2018 - $20,673).

The Company has committed to the following repayments:

2019	$6,891
2020	$9,188
2021	$2,297

As of March 31, 2019, Company was in compliance with all loan covenants.

Continuity	March 31, 2019	December 31, 2018
Balance, January 1	$4,351,743	352,089
Plus: Proceeds from loans	-	4,100,000
Plus: Acquisition of ENP (see Note 3)	-	206,921
Less: Payments on loan	(205,262)	(307,267)
Balance, end of period	$4,146,481	$4,351,743

Outstanding balance	March 31, 2019	December 31, 2018
a) Long term debt – Harris Bank	$100,597	$150,895
b) Long term debt – Harris Bank	3,855,952	4,002,381
c) Long term debt – Midland States Bank	171,556	177,794
d) Long term debt – Ford Credit	18,376	20,673
Long-term Debt	$4,146,481	$4,351,743
Less: current portion	(721,370)	(771,359)
	$3,425,111	$3,580,384

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

14. Stock Options

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017 and the three-month period ended March 31, 2019:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Granted	110,000	$1.48 – 1.75	$1.74
Cancelled or expired	(61,334)	$1.00 – 1.70	$1.09
Exercised	(101,666)	$0.75 – 1.42	$1.01
Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Cancelled or expired	(32,000)	$0.75 – 1.70	$1.38
Exercised	(12,000)	$0.75 – 1.05	$1.10
Balance, March 31, 2019	616,000	$0.75 – 1.75	$1.35
Exercisable, March 31, 2019	516,000	$0.75 – 1.70	$1.27

The fair value of each option grant is calculated using the following weighted average assumptions:

2018

Expected life – years	3.0
Interest rate	2.8 – 2.96%
Volatility	47.77 – 51.85%
Dividend yield	—%
Weighted average fair value of options granted	$0.4759 – 0.6313

The Company did not grant any options during the three months ended March 31, 2019 or 2018. Options granted in previous quarters resulted in expenses in the amount of $5,747 for consultants (2018 - $6,675) and nil for employees (2018 - $19,025) during the quarter ended March 31, 2019. There were 12,000 employee stock options exercised during the during the three months ended March 31, 2019 (2018 – 23,000 employee stock options and 10,000 consultant stock options).

As of March 31, 2019, there was approximately $51,635 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 4.5 years.

15. Capital Stock.

During the three months ended March 31, 2019, 12,000 shares were issued upon the exercise of employee stock options (2018 – 23,000) and nil shares were issued upon the exercise of consultant stock options (2017 – 10,000).

In February 2019, the Company announced the payment of a special dividend to the existing stockholders of the Company as of March 6, 2019 in the amount of five cents per share.

16. Non-Controlling Interests

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

Balance, January 1, 2018	$-
Acquisition	2,759,917
Distribution	(229,135)
Noncontrolling interest share of loss	(68,551)
Balance, December 31, 2018	$2,462,231
Noncontrolling interest share of profit	29,264
Balance, March 31, 2019	$2,491,495

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

Three months ended March 31, 2019:

	EWCP	TPA	Total
Revenue	$123,139	$8,348,337	$8,471,476
Interest expense	-	127,007	127,007
Depreciation and amortization	11,608	136,671	148,279
Segment profit (loss)	(143,808)	1,184,222	1,040,414
Segment assets	502,783	9,658,406	10,161,189
Expenditures for segment assets	-	(1,275,835)	(1,275,835)

Three months ended March 31, 2018:

	EWCP	TPA	Total
Revenue	$75,820	$4,125,360	$4,201,180
Interest expense	-	7,400	7,400
Depreciation and amortization	12,640	47,060	59,700
Segment profit (loss)	(97,834)	801,498	703,664
Segment assets	555,710	1,396,676	1,952,386
Expenditures for segment assets	(1,419)	(6,078)	(7,497)

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Canada	$75,952	$100,189
United States and abroad	8,395,524	4,100,991
Total	$8,471,476	$4,201,180

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	March 31, 2019	December 31, 2018
Canada	$502,783	$505,124
United States	9,658,406	7,783,426
Total	$10,161,189	$8,288,550

Three customers accounted for $3,790,213 (44%) of sales during the three-month period ended March 31, 2019 (2018 - $1,999,638 or 47%).

18. Commitments.

The Company is committed to minimum rental payments for property and premises aggregating approximately $1,005,848 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next five years are as follows:

2019	$310,248
2020	$399,900
2021	$276,980
2022	$10,620
2023	$8,100

19. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

20. Subsequent Events

In April 2019, the Company issued 8,000 shares on the exercise of employee stock options and 10,888 shares on the exercise of consultant stock options. In May 2019, the Company issued 6,000 shares on the exercise of employee stock options.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2019 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Growth in most product lines and sales by acquisition.

Gross profit, as a % of sales	D	Margins were constricted by higher raw material costs, new tariffs and inability to pass additional costs on to customers.

Wages	I	Increased employee count.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Interest expense	I	Increased debt resulted in increased interest expense.

Consulting	I	Added consultant to increase future growth

Professional fess	I	Increased accounting fees related to the acquisition and general legal representation.

Travel	I	Larger head count resulted in additional travel costs.

Three primary customers accounted for 45% of the Company’s sales during the three months ended March 31, 2019 (2018 - 47%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2019		2018

Company A	$1,075,569		$752,352
Company B	$745,906		nil
Company C	$1,968,738		$411,180
Company D	$601,719	*	$835,766

*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of March 31, 2018 and 2017 are shown below:

	March 31,
	2019		2018

Company A	$796,672		$418,389
Company B	$1,635,125		nil
Company C	$1,342,821		$211	*
Company D	$233,342	*	$468,848

*less than 10%

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product;
●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and
●	drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2019 and 2018 are shown below:

	2018	2017

Cash provided (used) by operations	(1,723,451)	(181,777)
Investment	(996,001)	6,250
Acquisition of equipment	(1,275,835)	(7,497)
Borrowings from line of credit	1,383,929	-
Repayment of loans	(205,262)	(50,298)
Dividends paid	(590,483)
Proceeds from sale of common stock	10,850	36,360
Changes in exchange rates	234,250	(101,301)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2019, working capital was $12,068,213 (December 31, 2018 - $15,104,066) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $1,005,848 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next five years are as follows:

2019	$310,248
2020	$399,900
2021	$276,980
2022	$10,620
2023	$8,100

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures were in effective as of March 31, 2019 as noted below.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2019.

Based on this evaluation, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 and March 31, 2019. During the financial reporting process, the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018 were inadvertently released prematurely, prior to the Company’s auditors full review and approval.

Notwithstanding the material weakness described below, we have concluded that the condensed interim consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

