Form 10-Q
period 2019-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2019-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

(Exact Name of Issuer as Specified in Its Charter)

Alberta	71 163 0889
(State or other jurisdiction of incorporation	(Employer Identification No.)
or organization)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Issuer’s Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date
Common	12,114,545	August 14, 2019

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	International tariff treatment of products, both inputs and outputs;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures; and

●	Operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2018.

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current
Cash and cash equivalents	$5,369,750	$7,857,936
Accounts receivable (see Note 4)	3,349,658	4,422,745
Inventory (see Note 5)	9,255,351	8,727,709
Prepaid expenses	175,587	200,306
Total current assets	18,150,346	21,208,696
Property, equipment and leaseholds, net (see Note 6)	3,689,582	2,563,261
Operating lease right of use assets	949,467	-
Patents (see Note 7)	54,795	63,014
Intangible assets (Note 8)	3,040,000	3,128,000
Long term deposits (see Note 9)	30,783	30,777
Investments (Note 10)	1,873,123	776,357
Goodwill (Note 8)	2,534,275	2,534,275
Restricted cash (Note 10e)	1,000,000	-
Deferred tax asset	914,259	891,735
Total Assets	$32,236,630	$31,196,115

Liabilities
Current
Accounts payable	$760,766	$860,798
Accrued liabilities	205,872	189,875
Deferred revenue	126,924	127,168
Income taxes payable	1,872,881	1,357,299
Short term line of credit (Note 11)	2,500,000	2,798,131
Current portion of lease liabilities (Note 3)	403,278	-
Current portion of long term debt (Note 12)	671,341	771,359
Total current liabilities	6,541,062	6,104,630
Convertible note payable(Note 13)	500,000	1,000,000
Lease liabilities (Note 3)	546,189	-
Deferred income tax liability	863,570	989,569
Long term debt (Note 12)	3,702,529	3,580,384
Total liabilities	12,153,350	11,674,583

Stockholders’ Equity
Capital stock (see Note 15)
Authorized
50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,017,545 (2018: 11,699,657) common shares	12,018	11,700
Capital in excess of par value	16,035,222	15,328,285
Other comprehensive loss	(1,096,474)	(1,222,573)
Accumulated earnings	2,448,949	2,941,889
Total stockholders’ equity – controlling interest	17,399,715	17,059,301
Non-controlling interests (Note 1)	2,683,565	2,462,231
Total Stockholders’ Equity	20,083,280	19,521,532
Total Liabilities and Stockholders’ Equity	$32,236,630	$31,196,115

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2019	2018
Sales	$6,770,440	$4,137,545
Cost of sales	4,618,363	2,600,934
Gross profit	2,152,077	1,536,611

Operating Expenses
Wages	563,253	379,016
Administrative salaries and benefits	226,650	277,318
Advertising and promotion	42,478	2,570
Investor relations and transfer agent fee	27,858	37,802
Office and miscellaneous	73,514	78,147
Insurance	84,655	68,074
Interest expense	118,465	7,087
Lease expense	114,759	63,053
Consulting	54,271	29,522
Professional fees	113,940	51,495
Travel	82,433	58,880
Telecommunications	11,273	6,752
Shipping	4,017	3,620
Research	35,360	17,347
Commissions	11,002	-
Bad debt expense	231,696	-
Currency exchange	89,047	(114,505)
Utilities	4,285	4,445
Total operating expenses	1,888,956	970,623

Operating income	263,121	565,988
Gain on involuntary disposition (net of tax)	-	1,721,977
Gain on investment	28,862	-
Interest income	39,281	5,196
Income before income tax	331,264	2,293,161

Income taxes
Deferred income tax recovery	-	-
Income tax expense	(150,466)	(157,255)
Net income for the year including non-controlling interests	180,798	2,135,906
Less: Net income attributable to non-controlling interests	(208,531)	-
Net income attributable to controlling interest	$(27,733)	$2,135,906
Income per share (basic and diluted)	$0.00	$0.18
Weighted average number of common shares (basic)	11,769,635	11,630,991
Weighted average number of common shares (diluted)	12,052,443	11,791,017
Other comprehensive income (loss):
Net income	180,798	2,135,906
Unrealized gain (loss) on foreign currency translations	(56,194)	(186,653)
Total comprehensive income	$124,604	$1,949,253
Comprehensive income – non-controlling interest	(208,531)	-
Comprehensive income attributable to Flexible Solutions International Inc.	$(83,927)	$1,949,253

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2019	2018
Sales	$15,241,916	$8,338,725
Cost of sales	10,314,252	4,834,851
Gross profit	4,927,664	3,503,874

Operating Expenses
Wages	1,093,930	800,326
Administrative salaries and benefits	491,742	537,911
Advertising and promotion	95,184	6,913
Investor relations and transfer agent fee	44,308	73,457
Office and miscellaneous	120,396	107,820
Insurance	187,390	130,852
Interest expense	247,472	14,487
Lease expense	229,211	124,795
Consulting	119,050	62,376
Professional fees	272,710	94,809
Travel	178,717	89,030
Telecommunications	22,301	12,908
Shipping	8,488	7,729
Research	55,446	54,553
Commissions	30,759	-
Bad debt expense	231,696	-
Currency exchange	181,111	(200,639)
Utilities	8,041	8,980
Total operating expenses	3,617,952	1,926,307

Operating income	1,309,712	1,577,567
Loss on involuntary disposition (net of tax)	-	1,714,261
Gain on investment	259,514	-
Interest income	55,533	6,893
Income before income tax	1,624,759	3,298,721

Income taxes
Deferred income tax recovery	125,999	-
Income tax expense	(529,546)	(459,151)
Net income for the year including non-controlling interests	1,221,212	2,839,570
Less: Net income attributable to non-controlling interests	(237,795)	-
Net income attributable to controlling interest	$983,417	$2,839,570
Income per share (basic and diluted)	$0.08	$0.24
Weighted average number of common shares (basic)	11,737,635	11,625,671
Weighted average number of common shares (diluted)	11,964,615	11,804,842
Other comprehensive income (loss):
Net income	1,221,212	2,839,570
Unrealized gain (loss) on foreign currency translations	126,099	(305,682)
Total comprehensive income	$1,347,311	$2,533,888
Comprehensive income – non-controlling interest	(237,795)	-
Comprehensive income attributable to Flexible Solutions International Inc.	$1,109,516	$2,533,888

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2019	2018

Operating activities
Net income	$1,221,212	$2,839,570
Adjustments to reconcile net income to net cash:
Stock based compensation	67,386	51,006
Depreciation and amortization	305,965	120,490
Lease right of use amortization	161,531	-
Lease right of use financing	38,284	-
Bad debt expense	231,696
Increase (Decrease) in deferred income tax	(125,999)	-
Gain on involuntary disposition (net of tax)	-	(1,714,261)
Gain on investment	(259,514)	-

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	834,543	(335,880)
(Increase) Decrease in inventories	(561,557)	295,116
(Increase) Decrease in prepaid expenses	25,389	164,053
Increase (Decrease) in accounts payable and accrued liabilities	(100,731)	(370,728)
Increase (Decrease) in taxes payable	525,718	380,351
Increase (Decrease) deferred revenue	244	(156,600)

Cash provided by operating activities	2,364,167	1,273,117

Investing activities
Investment	(832,251)	12,500
Proceeds of insurance	-	2,426,876
Net purchase of property, equipment and leaseholds	(1,317,593)	(24,680)

Cash (used in) provided by investing activities	(2,149,844)	2,414,696

Financing activities
Repayment of short term line of credit	(298,131)	-
Loans	22,126	(100,597)
Lease liability	(199,815)
Dividends paid	(1,476,357)	-
Proceeds of issuance of common stock	139,870	36,360

Cash proved by (used in) financing activities	(1,812,307)	(64,237)

Effect of exchange rate changes on cash	109,798	(230,249)

Inflow (outflow) of cash	(1,488,186)	3,393,327
Cash and cash equivalents, beginning	7,857,936	6,912,138

Cash, cash equivalents and restricted cash, ending	$6,369,750	$10,305,465

Supplemental disclosure of cash flow information:
Income taxes paid	$8,741	$78,800
Interest paid	$209,826	$14,411
Common shares issued on conversion of convertible debt	$500,000	-

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	$2,462,231	$19,521,532
Translation adjustment	—	—	—	—	182,293	182,293	—	182,293
Net income	—	—	—	1,011,150	—	1,011,150	29,264	1,040,414
Common stock issued	12,000	12	10,838	—	—	10,850	—	10,850
Dividends paid	—	—	—	(590,483)	—	(590,483)	—	(590,483)
Stock-based compensation	—	—	5,747	—	—	5,747	—	5,747

Balance March 31, 2019	11,711,657	$11,712	$15,344,870	$3,362,556	$(1,040,280)	$17,678,858	$2,491,495	$20,170,353
Translation adjustment	—	—	—	—	(56,194)	(56,194)	—	(56,194)
Net income (loss)	—	—	—	(27,733)	—	(27,733)	208,531	180,798
Common stock issued	305,888	306	628,714	—	—	629,020	—	629,020
Dividends paid	—	—	—	(885,874)	—	(885,874)	—	(885,874)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,461)	(16,461)
Stock-based compensation	—	—	61,638	—	—	61,638	—	61,638
Balance June 30, 2019	12,017,545	$12,018	$16,035,222	$2,448,949	$(1,096,474)	$17,399,715	$2,683,565	$20,083,280

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2017	11,597,991	$11,598	$15,114,835	$451,621	$(656,093)	$14,921,961	$—	$14,921,961
Translation adjustment	—	—	—	—	(119,029)	(119,029)	—	(119,029)
Net income	—	—	—	703,664	—	703,664	—	703,664
Common stock issued	33,000	33	36,327	—	—	36,360	—	36,360
Stock-based compensation	—	—	25,700	—	—	25,700	—	25,700

Balance March 31, 2018	11,630,991	$11,631	$15,176,862	$1,155,285	$(775,122)	$15,568,656	$—	$15,568,656
Translation adjustment	—	—	—	—	(186,653)	(186,653)	—	(186,653)
Net income (loss)	—	—	—	2,135,906	—	2,135,906	—	2,135,906
Stock-based compensation	—	—	25,307	—	—	25,307	—	25,307
Balance June 30, 2018	11,630,991	$11,631	$15,202,169	$3,291,191	$(961,775)	$17,543,216	$—	$17,543,216

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2019

(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd., Natural Chem SEZC Ltd., and InnFlex Holdings Inc., and its 65% interest in EnP Investments, LLC (“ENP Investments”). All inter-company balances and transactions have been eliminated. The Company was incorporated May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of 65% of ownership interest in EnP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% ownership interest in EnP Investments, and EnP Investments is consolidated into the financial statements. The outside investor’s ownership interests in EnP Investments is recorded as a noncontrolling interest in the Company’s consolidated financial statements from the acquisition date onward.

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

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at June 30, 2019, the consolidated results of operations for the three and six months ended June 30, 2019 and 2018, the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and the consolidated statements of stockholders equity for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2019 - $299,459; 2018 – $128,498). Shipping and handling costs incurred are included in cost of goods sold (2019 - $586,736; 2018 – $351,351).

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

(d) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Operating lease right of use assets	Straight-line over lease term
Leasehold improvements	Straight-line over lease term

Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates their carrying amounts may not be recoverable. No write-downs have been necessary to date.

(e) Impairment of Long-Lived Assets.

In accordance with FASB Codification Topic 360, “Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets, including, but not limited to, property, equipment and leaseholds, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the expected future cash flows of an asset are less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

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

(j) Other Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised only of unrealized foreign exchange gains and losses.

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018.

(l) Use of Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and would impact the results of operations and cash flows.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2018 and June 30, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $948,045 (27%) at June 30, 2019 (December 31, 2018 - $1,280,406 or 31%).

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

(s) Goodwill and intangible assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. The Company performs an annual goodwill impairment review in the fourth quarter of each year at the reporting unit level. The evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, it is determined that the fair value of a reporting unit is not less than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, the Company performs a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, the goodwill of the reporting unit is considered not impaired, and no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

Intangible assets primarily include trademarks and trade secrets with indefinite lives and customer-relationships with finite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, or more frequently if indicators of impairment are present. Indefinite lived intangible assets are assessed using either a qualitative or a quantitative approach. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments, and historical company performance in assessing fair value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of an impairment charge for the difference.

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2018 and 2017. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three and six months ended June 30, 2019.

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

3. Adoption of ASC 842, Leases

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

Operating lease costs during the six months ended June 30, 2019 were $199,815.

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $819,079 as of January 1, 2019. During the quarter ended June 30, 2019, the Company renewed a lease agreement and recorded a further ROU of $291,919. The standard did not materially impact the Company’s consolidated statement of operations or its consolidated statement of cash flows for the six months ended June 30, 2019. See below for the Company’s updated lease policy and the required disclosures under ASC 842. The Company is a lessee in five different leases that have various expiry dates within the next 5 years.

The table below summarizes the remaining expected lease payments under our operating leases as of June 30, 2019.

Future Lease Payments	June 30, 2019
2019	$201,121
2020	405,670
2021	291,276
2022	93,155
2023	70,925
Thereafter	-
Less: imputed interest	(112,680)

Present value of operating lease liabilities	$949,467

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

4. Accounts Receivable

	June 30, 2019	December 31, 2018
Accounts receivable	$3,618,188	$4,459,833
Allowances for doubtful accounts	(268,530)	(37,088)
	$3,349,658	$4,422,745

5. Inventory

	June 30, 2019	December 31, 2018

Completed goods	$3,601,186	$3,770,071
Work in progress	-	150,333
Raw materials and supplies	5,654,165	4,807,305
	$9,255,351	$8,727,709

6. Property, Plant & equipment

	June 30, 2019	Accumulated	June 30, 2019
	Cost	Depreciation	Net
Buildings	$3,526,192	$2,572,004	$954,188
Automobiles	193,397	93,771	99,626
Computer hardware	43,521	40,734	2,787
Furniture and fixtures	105,645	94,913	10,732
Manufacturing equipment	5,179,280	2,968,249	2,211,031
Boat	34,400	20,134	14,266
Office equipment	1,813	592	1,221
Trailer	9,167	4,531	4,636
Leasehold Improvements	88,872	59,254	29,618
Land	361,477	-	361,477
Technology	104,384	104,384	-
	$9,648,148	$5,958,566	$3,689,582

	December 31, 2018	Accumulated	December 31, 2018
	Cost	Depreciation	Net
Buildings	$3,516,710	$2,523,148	$993,562
Automobiles	193,397	74,753	118,644
Computer hardware	43,414	40,226	3,188
Furniture and fixtures	105,494	93,087	12,407
Office equipment	1,740	438	1,302
Manufacturing equipment	3,859,653	2,838,344	1,021,309
Trailer	8,793	3,561	5,232
Boat	34,400	18,548	15,852
Leasehold improvements	88,872	49,937	38,935
Technology	100,136	100,136	—
Land	352,830	—	352,830
	$8,305,439	$5,742,178	$2,563,261

Amount of depreciation expense for six months ended June 30, 2019: $297,746 (2018: $112,271) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

In February of 2017, the Company lost a net carrying value total of $2,196,722CAD ($1,659,404 USD) in a building and manufacturing equipment in a fire at the Taber, AB location. Insurance was in place. During the year ended December 31, 2018 the Company received the final insurance proceeds of $3,132,666 CAD ($2,349,498 USD). During the year ended 2017, the Company received interim insurance proceeds of $5,570,000 CAD ($4,207,578 USD).

7. Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	June 30, 2019 Cost	Accumulated Amortization	June 30, 2019 Net
Patents	$202,565	$147,770	$54,795

	December 31, 2018 Cost	Accumulated Amortization	December 31, 2018 Net
Patents	$194,320	$131,306	$63,014

The increase in the carrying amount of patents is primarily due to foreign currency translation effects. The 2019 cost in Canadian dollars - $265,102 (2018 - $265,102 in Canadian dollars).

Amount of amortization for 2019 - $8,219 (2018 - $8,219) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next four years is as follows:

2019	$8,219
2020	16,438
2021	16,438
2022	13,700

8. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2017	-
Additions	$2,534,275
Impairment	-
Balance as of December 31, 2018 and June 30, 2019	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2017	-
Additions	$770,000
Impairment	-
Balance as of December 31, 2018 and June 30, 2019	$770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC.

Definite Life Intangible Assets
Balance as of December 31, 2017	-
Additions	$2,398,000
Amortization	(40,000)
Balance as of December 31, 2018	2,358,000
Amortization	(88,000)
Balance as of June 30, 2019	$2,270,000

Definite life intangible assets consists of customer relationships related to the acquisition of EnP Investments LLC. Customer relationships are amortized over their estimated useful life of 15 years.

Estimated amortization expense over the next five years is as follows:

2019	$176,000
2020	176,000
2021	176,000
2022	160,000
2023	160,000

9. Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2019	December 31, 2018

Long term deposits	$30,783	$30,777

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting as ENP Peru is not controlled by the Company. A summary of the Company’s investment follows:

Balance, December 31, 2017	$13,414
Acquisition of additional units	25,000
Loss in equity method investment	(26,306)
Balance, December 31, 2018	$12,108
Return of equity	(1,250)
Balance, June 30, 2019	$10,858

Summarized profit and loss information related to the equity accounted investment is as follows:

2018

Net sales	$300,210
Net income	$17,435

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	56,590
Gain in equity method investment	7,659
Balance, December 31, 2018 and June 30, 2019	$64,249

Summarized profit and loss information related to the equity accounted investment is as follows:

2018

Net sales	$78,870
Net income	$31,913

(c) In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years.

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	500,000
Impairment	-
Balance, December 31, 2018 and June 30, 2019	$500,000

(e) In January 2019, the company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the LLC but does not have control. A summary of the Company’s investment follows:

Balance, January 1, 2019	$-
Acquisition	1,001,000
Gain in equity method investment	247,016
Return on investment	(150,000)
Balance, June 30, 2019	$1,098,016

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

2019

Net sales	$4,807,586
Gross profit	1,460,802
Net income	$494,027

11. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan has an annual interest rate of 5.5% at June 30, 2019 (December 31, 2018 – 5.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2019, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Harris a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2019 were $2,500,000 (December 31, 2018 - $1,700,000).

(b) In June 2019, EnP Investments, LLC signed a new agreement with Midland States Bank (“Midland”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to $2,500,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.060 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.750% per annum or more than the maximum rate allowed by applicable law. The interest rate at June 30, 2019 is 6.462% (December 31, 2018 – 6.5296%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem Solutions Inc. is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of June 30, 2019, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of June 30, 2019 were $nil (December 31, 2018 – $1,098,131).

12. Long Term Debt

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (June 30, 2019 – 6.0%; December 31, 2018 – 5.75%) to be repaid over 5 years with equal monthly installments plus interest. Loan proceeds were used to retire the previously issued and outstanding debt obligations. The balance owing at June 30, 2019 was $50,299 (December 31, 2018 - $150,895). Interest expense for the six months ended June 30, 2019 was $3,294 (2018 - $7,983). The final payment will be made in September 2019.

The Company has committed to the following repayments:

2019	$50,299

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (June 30, 2019 – 5.5%; December 31, 2018 – 5.5%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. Interest expense for the six months ended June 30, 2019 was $106,911 (2018 - nil). The balance owing at June 30, 2019 was $3,458,333 (December 31, 2018 - $4,002,381).

The Company has committed to the following repayments:

2019	$292,857
2020	$585,714
2021	$585,714
2022	$585,714
2023	$585,714

(c) In April 2019, NanoChem Solutions Inc. signed a loan for up to $1,100,000 with Harris Bank with a rate of prime plus 0.5% (June 30, 2019 – 6.0%) for the purchase of new manufacturing equipment. An initial draw of $684,000 was made in April 2019. Interest expense for the six months ended June 30, 2019 was $6,840 (2018 – nil). The Company pays interest monthly until February 2020, when equal monthly installments of the principal and interest are due until January 2024.

2020	$252,083
2021	$275,000
2022	$275,000
2023	$275,000

(d) In January, 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. Loan proceeds were used to purchase production equipment. Interest expense for the six months ended June 30, 2019 was $4,508 (2018 - $9,224). The principal balance owing at June 30, 2019 is $165,159 (December 31, 2018 - $177,794).

The Company has committed to the following repayments:

2019	$12,781
2020	$25,562
2021	$25,562
2022	$25,562
2023	$25,562

(e) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. The balance owing at June 30, 2019 is $16,079 (December 31, 2018 - $20,673).

The Company has committed to the following repayments:

2019	$4,594
2020	$9,188
2021	$2,297

As of June 30, 2019, the Company was in compliance with all loan covenants.

Continuity	June 30, 2019	December 31, 2018
Balance, beginning of year	$4,351,743	352,089
Plus: Proceeds from loans	684,000	4,100,000
Plus: Acquisition of ENP	-	206,921
Less: Payments on loan	(661,873)	(307,267)
Balance, end of period	$4,373,870	$4,351,743

Outstanding balance	June 30, 2019	December 31, 2018
a) Long term debt – Harris Bank	$50,299	$150,895
b) Long term debt – Harris Bank	3,458,333	4,002,381
c) Long term debt – Harris Bank	684,000
d) Long term debt – Midland States Bank	165,159	177,794
e) Long term debt – Ford Credit	16,079	20,673
Long-term Debt	$4,373,870	$4,351,743
Less: current portion	(671,341)	(771,359)
	$3,702,529	$3,580,384

13. Convertible Note Payable

In October 2018, the Company issued a convertible note payable in the amount of $1,000,000 in connection with the acquisition of EnP Investments LLC. The convertible note is due on or before September 30, 2023 with 5% interest due per year. At the option of the holder, the Note may be converted to 400,000 shares in the Company’s common stock. The Company has the option to extend the note to no later than September 30, 2028.

In June 2019, the holder opted to convert $500,000 of the convertible note payable into 200,000 shares in the Company’s common stock.

14. Stock Options

The Company adopted a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the Plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years and the exercise price of all options are issued for not less than fair market value at the date of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017 and the six month period ended June 30, 2019:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Granted	110,000	$1.48 – 1.75	$1.74
Cancelled or expired	(61,334)	$1.00 – 1.70	$1.09
Exercised	(101,666)	$0.75 – 1.42	$1.01
Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Granted	153,000	$3.46	$3.46
Cancelled or expired	(47,112)	$0.75 – 1.70	$1.37
Exercised	(117,888)	$0.75 – 1.70	$1.19
Balance, June 30, 2019	648,000	$0.75 – 3.46	$1.85
Exercisable, June 30, 2019	395,000	$0.75 – 1.70	$1.25

The fair value of each option grant is calculated using the following weighted average assumptions:

	2019	2018

Expected life – years	3.0	3.0
Interest rate	1.93%	2.8 – 2.96%
Volatility	43.89%	47.59 – 51.85%
Weighted average fair value of options granted	$1.0959	$0.4759 – 0.6313

During the six months ended June 30, 2019, the Company granted 40,000 (2018 – nil) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $14,612 (2018 - $nil). The Company granted 113,000 stock options to employees during the six months ended June 30, 2019 (2018 – 5,000) which resulted in $41,279 in expenses (2018 - $1,109). Vesting of options granted in previous years resulted in expenses in the amount of $nil for employees (2018 - $36,547) during the six months ended June 30, 2019 and $11,495 for consultants (2018 - $13,350) . There were 102,000 employee and 15,888 consultant stock options exercised during the during the six months ended June 30, 2019 (2018 – 23,000 employee and 15,000 consultant stock options).

As of June 30, 2019, there was approximately $157,669 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.0 years.

The aggregate intrinsic value of vested options outstanding at June 30, 2019 is $1,289,080 (2018 – $321,330).

15. Capital Stock.

During the six months ended June 30, 2019, 102,000 shares were issued upon the exercise of employee stock options (2018 – 23,000) and 15,888 shares were issued upon the exercise of consultant stock options (2018 – 10,000).

In June 2019, the holder of the Company’s convertible note opted to convert $500,000 of the convertible note into 200,000 shares in the Company’s common stock.

In February 2019, the Company announced the payment of a special dividend to the existing stockholders of the Company as of March 6, 2019 in the amount of $0.05 per share.

In March 2019, the Company announced the payment of annual dividends of $0.15 per share, to be paid in two tranches. Shareholders of record on March 31, 2019 received $0.075 per share on April 15, 2019 and shareholders of record on September 30, 2019 will receive $0.075 per share on October 15, 2019.

16. Non-Controlling Interests

EnP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, IL. The Company owns 65% of the units of ownership interest EnP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% of the units of ownership interest in EnP Investments. For financial reporting purposes, the assets, liabilities and earnings of the LLC are consolidated into these financial statements. The unrelated third party’s units of ownership interest in the LLC are recorded as noncontrolling interests in these consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholder’s interest in the earnings and equity of EnP Investments. Effective October 1, 2018, the Company paid $4,110,560 in cash and issued a $1,000,000 convertible note to acquire EnP Investments. EnP Investments is allocated to the BCPA segment.

EnP Investments makes cash distributions to the unit holders based on formulas defined within its Ownership Interest Purchase Agreement dated October 1, 2018. Distributions are defined in the Ownership Interest Purchase Agreement as cash on hand to the extent it exceeds current and anticipated long-term and short-term needs, including, without limitation, needs for operating expenses, debt service, acquisitions, reserves, and mandatory distributions, if any.

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $229,135.

Balance, January 1, 2018	$-
Acquisition	2,759,917
Distribution	(229,135)
Noncontrolling interest share of loss	(68,551)
Balance, December 31, 2018	$2,462,231
Distribution	(16,461)
Noncontrolling interest share of profit	237,795
Balance, June 30, 2019	$2,683,565

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

Three months ended June 30, 2019:

	EWCP	TPA	Total
Revenue	$160,296	$6,610,144	$6,770,440
Interest expense	569	117,896	118,465
Depreciation and amortization	11,562	146,124	157,686
Segment profit (loss)	(205,967)	178,234	(27,733)
Segment assets	500,429	9,767,690	10,268,119
Expenditures for segment assets	-	(41,758)	(41,758)

Three months ended June 30, 2018:

	EWCP	TPA	Total
Revenue	$122,572	$4,014,973	$4,137,545
Interest expense	-	7,087	7,087
Depreciation and amortization	13,042	47,748	60,790
Segment profit (loss)	1,668,830	467,076	2,135,906
Segment assets	546,161	1,352,369	1,898,530
Expenditures for segment assets	(13,743)	(3,440)	(17,183)

Six months ended June 30, 2019:

	EWCP	TPA	Total
Revenue	$283,435	$14,958,481	$15,241,916
Interest expense	569	246,903	247,472
Depreciation and amortization	23,170	282,795	305,965
Segment profit (loss)	(349,775)	1,333,192	983,417
Segment assets	500,429	9,767,690	10,268,119
Expenditures for segment assets	-	(1,317,593)	(1,317,593)

Six months ended June 30, 2018:

	EWCP	TPA	Total
Revenue	$198,392	$8,140,333	$8,338,725
Interest expense	-	14,487	14,487
Depreciation and amortization	25,682	94,808	120,490
Segment profit (loss)	1,570,996	1,268,574	2,839,570
Segment assets	546,161	1,352,369	1,898,530
Expenditures for segment assets	(15,162)	(9,518)	(24,680)

The sales generated in the United States and Canada are as follows:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Canada	$214,618	$147,810
United States and abroad	15,027,298	8,190,915
Total	$15,241,916	$8,338,725

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	June 30, 2019	December 31, 2018
Canada	$500,429	$505,124
United States	9,767,590	7,783,426
Total	$10,268,119	$8,288,550

Three customers accounted for $6,563,676 (43%) of sales during the six month period ended June 30, 2019 (2018 - $3,703,287 or 44%).

18. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

19. Subsequent Events

In July 2019, the Company issued 97,000 shares on the exercise of employee stock options.

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2019 are discussed below:

Six Months ended June 30, 2019

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	I	Increased customer orders.

BCPA products	I	Growth in most product lines and sales attributed to our ENP acquisition.

Gross profit, as a % of sales	D	Margins were constricted by higher raw material costs, new tariffs and inability to pass additional costs on to customers.

Wages	I	Increased employee count.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Interest expense	I	Increased debt resulted in increased interest expense.

Consulting	I	Added consultant to increase future growth.

Professional fess	I	Increased accounting fees related to the acquisition of ENP and general legal representation.

Travel	I	Larger head count resulted in additional travel costs.

Gain on involuntary disposition	D	Final insurance payment was received in 2018.

Three months ended June 30, 2019

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

BPCA products	I	Growth in most product lines and sales attributed to our ENP acquisition.

Gross profit, as a % of sales	D	Margins were constricted by higher raw material costs, new tariffs and inability to pass additional costs on to customers.

Wages	I	Increased employee count.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Interest expense	I	Increased debt resulted in increased interest expense.

Consulting	I	Added consultant to increase future growth.

Professional fess	I	Increased accounting fees related to the acquisition of ENP and general legal representation.

Travel	I	Larger head count resulted in additional travel costs.

Gain on involuntary disposition	D	Final insurance payment was received in 2018.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounted for 41% of our sales during the three months ended June 30, 2019 (2018 –41%) and 43% of our sales during the six months ended June 30, 2019 (2018 – 44%). The amount of revenue (all from the sale of BPCA products) attributable to each customer is shown below.

	Three months ended June 30,		Six months ended June 30,
Customer	2019	2018	2019	2018

A	$717,046	$879,635	$1,792,616	$1,632,327
B	$944,502	-	$1,857,821	-
C	$1,111,915	$479,680	$2,913,240	$890,860
D	-	-	-	$1,180,099
E	-	$348,658	-	-

Customers with balances greater than 10% of our receivables as of June 30, 2019 and 2018 are shown below:

	June 30,
	2019		2018

Company A	$438,139		$643,676
Company B	$467,972		nil
Company F	$417,235		$165,088	*
Company G	$67,155	*	$284,192
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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2019 and 2018 are shown below:

	2019	2018

Cash provided by (used in) operations	2,364,167	1,273,117
Investment	(832,251)	12,500
Insurance proceeds from fire loss	-	2,426,876
Purchase of equipment	(1,317,593)	(24,680)
Advances from (repayments of) short term line of credit	(298,131)	-
Advances from (repayments of) loans	22,126	(100,597)
Lease liability payments	(199,815)	-
Dividends paid	(1,476,357)	-
Proceeds from sale of common stock	139,870	36,360
Changes in exchange rates	109,798	(230,249)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2019, working capital was $11,609,284 (December 31, 2018 - $15,104,066) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $1,229,627 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next five years are as follows:

2019	$233,581
2020	$474,070
2021	$357,896
2022	$93,155
2023	$70,925

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures were not effective as of June 30, 2019 as noted below.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three and six months ended June 30, 2019.

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

August 14, 2019

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

