Form 10-Q
period 2019-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2019-11-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date
Common	12,189,545	November 14, 2019

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars — Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current
Cash and cash equivalents	$6,001,080	$7,857,936
Accounts receivable (see Note 4)	4,620,167	4,422,745
Inventory (see Note 5)	8,550,057	8,727,709
Prepaid expenses	356,742	200,306
Total current assets	19,528,046	21,208,696
Property, equipment and leaseholds, net (see Note 6)	3,655,587	2,563,261
Operating right of use assets (Note 3)	870,557	-
Patents (see Note 7)	50,685	63,014
Intangible assets (Note 8)	2,996,000	3,128,000
Long term deposits (see Note 9)	30,630	30,777
Investments (Note 10)	1,940,141	776,357
Goodwill (Note 8)	2,534,275	2,534,275
Restricted cash (Note 10e)	1,000,000	-
Deferred tax asset	906,645	891,735
Total Assets	$33,512,566	$31,196,115

Liabilities
Current
Accounts payable	$971,163	$860,798
Accrued liabilities	830,877	189,875
Deferred revenue	112,917	127,168
Income taxes payable	2,086,652	1,357,299
Short term line of credit (Note 11)	1,841,086	2,798,131
Current portion of lease liabilities (Note 3)	404,070	-
Current portion of long term debt (Note 12)	621,556	771,359
Total current liabilities	6,868,321	6,104,630
Convertible note payable(Note 13)	500,000	1,000,000
Lease liabilities (Note 3)	466,486	-
Deferred income tax liability	863,570	989,569
Long term debt (Note 12)	3,914,170	3,580,384
Total liabilities	12,612,547	11,674,583

Stockholders’ Equity
Capital stock (see Note 15)
Authorized
50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,189,545 (2018: 11,699,657) common shares	12,190	11,700
Capital in excess of par value	16,291,829	15,328,285
Other comprehensive loss	(1,121,247)	(1,222,573)
Accumulated earnings	2,860,997	2,941,889
Total stockholders’ equity – controlling interest	18,043,769	17,059,301
Non-controlling interests (Note 16)	2,856,250	2,462,231
Total Stockholders’ Equity	20,900,019	19,521,532
Total Liabilities and Stockholders’ Equity	$33,512,566	$31,196,115

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2019	2018
Sales	$7,403,492	$3,816,626
Cost of sales	5,024,130	2,859,130
Gross profit	2,379,362	957,496

Operating Expenses
Wages	554,454	383,964
Administrative salaries and benefits	199,055	273,735
Advertising and promotion	38,426	3,296
Investor relations and transfer agent fee	17,314	33,921
Office and miscellaneous	94,686	75,575
Insurance	141,997	76,535
Interest expense	94,319	7,735
Lease expense	116,005	61,196
Consulting	39,943	30,758
Professional fees	140,025	46,791
Travel	71,388	13,975
Telecommunications	11,006	8,175
Shipping	5,155	5,388
Research	15,551	32,698
Commissions	7,906	11,629
Currency exchange	9,823	86,813
Utilities	2,862	4,052
Total operating expenses	1,559,915	1,156,236

Operating income	819,447	(198,740)
Gain on investment	82,734	5,336
Interest income	13,621	10,566
Income before income tax	915,802	(182,838)

Income taxes
Income tax (expense) recovery	(213,771)	37,368
Net income for the year including non-controlling interests	702,031	(145,470)
Less: Net income attributable to non-controlling interests	(289,983)	-
Net income attributable to controlling interest	$412,048	$(145,470)
Income per share (basic and diluted)	$0.03	$(0.01)
Weighted average number of common shares (basic)	12,108,110	11,630,991
Weighted average number of common shares (diluted)	12,277,789	11,794,766
Other comprehensive income (loss):
Net income	702,031	(145,470)
Unrealized gain (loss) on foreign currency translations	(24,773)	117,351
Total comprehensive income	$677,258	$(28,119)
Comprehensive income – non-controlling interest	(289,983)	-
Comprehensive income attributable to Flexible Solutions International Inc.	$387,275	$(28,119)

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2019	2018
Sales	$22,645,408	$12,155,351
Cost of sales	15,338,382	7,693,981
Gross profit	7,307,026	4,461,370

Operating Expenses
Wages	1,648,384	1,184,290
Administrative salaries and benefits	690,797	811,646
Advertising and promotion	133,610	10,209
Investor relations and transfer agent fee	61,622	107,378
Office and miscellaneous	215,082	183,395
Insurance	329,387	207,387
Interest expense	341,791	22,222
Lease expense	345,216	185,991
Consulting	158,993	93,134
Professional fees	412,735	141,600
Travel	250,105	103,005
Telecommunications	33,307	21,083
Shipping	13,643	13,117
Research	70,997	87,251
Commissions	38,665	11,629
Bad debt expense	231,696	-
Currency exchange	190,934	(113,826)
Utilities	10,903	13,032
Total operating expenses	5,177,867	3,082,543

Operating income	2,129,159	1,378,827
Loss on involuntary disposition (net of tax)	-	1,714,261
Gain on investment	342,248	5,336
Interest income	69,154	17,459
Income before income tax	2,540,561	3,115,883

Income taxes
Deferred income tax recovery	125,999	-
Income tax expense	(743,317)	(421,783)
Net income for the year including non-controlling interests	1,923,243	2,694,100
Less: Net income attributable to non-controlling interests	(527,778)	-
Net income attributable to controlling interest	$1,395,465	$2,694,100
Income per share (basic and diluted)	$0.12	$0.23
Weighted average number of common shares (basic)	11,862,484	11,627,464
Weighted average number of common shares (diluted)	12,009,934	11,802,193
Other comprehensive income (loss):
Net income	1,923,243	2,694,100
Unrealized gain (loss) on foreign currency translations	101,326	(188,331)
Total comprehensive income	$2,024,569	$2,505,769
Comprehensive income – non-controlling interest	(527,778)	-
Comprehensive income attributable to Flexible Solutions International Inc.	$1,496,791	$2,505,769

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2019	2018

Operating activities
Net income	$1,923,243	$2,694,100
Adjustments to reconcile net income to net cash:
Stock based compensation	129,024	77,315
Depreciation and amortization	462,448	180,560
Lease right of use financing	300,102	-
Bad debt expense	231,696	-
Decrease in deferred income tax	(140,909)	-
Gain on involuntary disposition (net of tax)	-	(1,714,261)

Changes in non-cash working capital items:
Increase in accounts receivable	(469,696)	(634,517)
Decrease (Increase) in inventory	177,652	(603,378)
(Increase) Decrease in prepaid expenses	(156,436)	55,280
Increase (Decrease) in accounts payable and accrued liabilities	869,286	(447,182)
Increase in taxes payable	729,353	133,130
Decrease in deferred revenue	(14,251)	(205,920)

Cash provided by (used in) operating activities	4,041,512	(464,873)

Investing activities
Long term deposits	147	-
Investment	(1,163,787)	13,414
Proceeds of insurance	-	2,407,325
Net purchase of property, equipment and leaseholds	(1,397,196)	(32,259)

Cash (used in) provided by investing activities	(2,560,836)	2,388,480

Financing activities
Repayment of short term line of credit	(957,045)	-
Loan repayments	(916,017)	(150,895)
Loan proceeds received	1,100,000	-
Lease financing costs	(300,102)	-
Dividends paid	(1,476,357)	-
Partnership distributions	(133,759)	-
Proceeds of issuance of common stock	335,010	36,360

Cash used in financing activities	(2,348,270)	(114,535)

Effect of exchange rate changes on cash	10,738	(127,036)

(Outflow) Inflow of cash	(856,856)	1,682,036
Cash and cash equivalents, beginning	7,857,936	6,912,138

Cash, cash equivalents and restricted cash, ending	$7,001,080	$8,594,174

Supplemental disclosure of cash flow information:
Income taxes paid	$8,741	$288,653
Interest paid	$327,457	$21,755
Common shares issued on conversion of convertible debt	$500,000	$-

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	$2,462,231	$19,521,532
Translation adjustment	—	—	—	—	182,293	182,293	—	182,293
Net income	—	—	—	1,011,150	—	1,011,150	29,264	1,040,414
Common stock issued	12,000	12	10,838	—	—	10,850	—	10,850
Dividends paid	—	—	—	(590,483)	—	(590,483)	—	(590,483)
Stock-based compensation	—	—	5,747	—	—	5,747	—	5,747

Balance March 31, 2019	11,711,657	$11,712	$15,344,870	$3,362,556	$(1,040,280)	$17,678,858	$2,491,495	$20,170,353
Translation adjustment	—	—	—	—	(56,194)	(56,194)	—	(56,194)
Net income (loss)	—	—	—	(27,733)	—	(27,733)	208,531	180,798
Common stock issued	305,888	306	628,714	—	—	629,020	—	629,020
Dividends paid	—	—	—	(885,874)	—	(885,874)	—	(885,874)
Distributions to non-controlling interests	—	—	—	—	—	—	(16,461)	(16,461)
Stock-based compensation	—	—	61,638	—	—	61,638	—	61,638
Balance June 30, 2019	12,017,545	$12,018	$16,035,222	$2,448,949	$(1,096,474)	$17,399,715	$2,683,565	$20,083,280
Translation adjustment	—	—	—	—	(24,773)	(24,773)	—	(24,773)
Net income	—	—	—	412,048	—	412,048	289,983	702,031
Common stock issued	172,000	172	194,968	—	—	195,140	—	195,140
Distributions to non-controlling interests	—	—	—	—	—	—	(117,298)	(117,298)
Stock-based compensation	—	—	61,639	—	—	61,639	—	61,639
Balance September 30, 2019	12,189,545	12,190	16,291,829	$2,860,997	$(1,121,247)	$18,043,769	$2,856,250	$20,900,019

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2017	11,597,991	$11,598	$15,114,835	$451,621	$(656,093)	$14,921,961	$—	$14,921,961
Translation adjustment	—	—	—	—	(119,029)	(119,029)	—	(119,029)
Net income	—	—	—	703,664	—	703,664	—	703,664
Common stock issued	33,000	33	36,327	—	—	36,360	—	36,360
Stock-based compensation	—	—	25,700	—	—	25,700	—	25,700

Balance March 31, 2018	11,630,991	$11,631	$15,176,862	$1,155,285	$(775,122)	$15,568,656	$—	$15,568,656
Translation adjustment	—	—	—	—	(186,653)	(186,653)	—	(186,653)
Net income	—	—	—	2,135,906	—	2,135,906	—	2,135,906
Stock-based compensation	—	—	25,307	—	—	25,307	—	25,307
Balance June 30, 2018	11,630,991	$11,631	$15,202,169	$3,291,191	$(961,775)	$17,543,216	$—	$17,543,216
Translation adjustment	—	—	—	—	117,351	117,351	—	117,351
Net loss	—	—	—	(145,470)	—	(145,470)	—	(145,470)
Stock-based compensation	—	—	26,308	—	—	26,308	—	26,308
Balance September 30, 2018	11,630,991	$11,631	$15,288,477	$3,145,771	$(844,424)	$17,541,405	—	$17,541,405

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2018

(U.S. Dollars — Unaudited)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd., Natural Chem SEZC Ltd., and InnFlex Holdings Inc., and its 65% interest in EnP Investments, LLC (“ENP Investments”). All inter-company balances and transactions have been eliminated. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998.

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

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at September 30, 2019, the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the consolidated statements of stockholders’ equity for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Significant Accounting Policies.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2019 - $431,771; 2018 – $165,867). Shipping and handling costs incurred are included in cost of goods sold (2019 - $894,795; 2018 – $494,677).

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity which is significant to the fair value of the assets or liabilities.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2018 and September 30, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $2,544,395 (55%) at September 30, 2019 (December 31, 2018 - $1,280,406 or 31%).

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

(r) Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends or distributions received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through interest and other loss, net in the consolidated statements of income and comprehensive income.

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2018 and 2017. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three and nine months ended September 30, 2019.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment” significant accounting policy.

(t) Adoption of new accounting principles

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which requires lessees to recognize a right-of-us (“ROU”) asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual model requiring leases to be classified as either operating or finance leases for the income statement. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. On January 1, 2019, the Company adopted ASC 842 and all related amendments using the prospective transition approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $819,079 as of January 1, 2019. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset and whether the Company has the right to direct the use of the asset. Currently, the Company only has operating leases and does not have any financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 3, Leases, for further disclosures and detail regarding the Company’s operating leases.

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

The Company leases office space. For leases with terms greater than 12 months, the Company records the related right-of-use (“ROU”) asset and lease obligation at the present value of lease payments over the term. Leases may include fixed rental escalation clauses, renewal options and / or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not usually provide a readily determinable implicit rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The discount rate used was 5.5%.

Operating lease costs during the nine months ended September 30, 2019 were $300,102.

The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities of approximately $819,079 as of January 1, 2019. During the quarter ended June 30, 2019, the Company renewed a lease agreement and recorded a further ROU of $291,919. The standard did not materially impact the Company’s consolidated statement of operations or its consolidated statement of cash flows for the nine months ended September 30, 2019. See below for the Company’s updated lease policy and the required disclosures under ASC 842. The Company is a lessee in five different leases that have various expiry dates within the next 5 years.

The table below summarizes the remaining expected lease payments under our operating leases as of September 30, 2019.

Future Lease Payments	September 30, 2019
2019	$100,834
2020	405,670
2021	291,276
2022	93,155
2023	70,925
Thereafter	-
Less: imputed interest	(91,303)

Present value of operating lease liabilities	$870,557

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

4. Accounts Receivable.

	September 30, 2019	December 31, 2018
Accounts receivable	$4,890,070	$4,459,833
Allowances for doubtful accounts	(269,903)	(37,088)
	$4,620,167	$4,422,745

5. Inventory.

	September 30, 2019	December 31, 2018

Completed goods	$2,808,183	$3,770,071
Work in progress	-	150,333
Raw materials and supplies	5,741,874	4,807,305
	$8,550,057	$8,727,709

6. Property, Plant & equipment.

	September 30, 2019	Accumulated	September 30, 2019
	Cost	Depreciation	Net
Buildings and Improvements	$3,523,448	$2,595,191	$928,257
Automobiles	193,397	103,280	90,117
Computer hardware	43,489	40,969	2,520
Furniture and fixtures	108,834	95,808	13,026
Office equipment	1,792	652	1,140
Manufacturing equipment	5,255,062	3,036,121	2,218,941
Trailer	9,058	4,881	4,177
Boat	34,400	20,926	13,474
Leasehold improvements	88,872	63,912	24,960
Technology	103,155	103,155	-
Land	358,975	-	358,975
	$9,720,482	$6,064,895	$3,655,587

	December 31, 2018	Accumulated	December 31, 2018
	Cost	Depreciation	Net
Buildings	$3,516,710	$2,523,148	$993,562
Automobiles	193,397	74,753	118,644
Computer hardware	43,414	40,226	3,188
Furniture and fixtures	105,494	93,087	12,407
Office equipment	1,740	438	1,302
Manufacturing equipment	3,859,653	2,838,344	1,021,309
Trailer	8,793	3,561	5,232
Boat	34,400	18,548	15,852
Leasehold improvements	88,872	49,937	38,935
Technology	100,136	100,136	—
Land	352,830	—	352,830
	$8,305,439	$5,742,178	$2,563,261

Amount of depreciation expense for 2019: $450,119 (2018: $168,231).

7. Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2019 Cost	Accumulated Amortization	September 30, 2019 Net
Patents	$200,179	$149,494	$50,685

	December 31, 2018 Cost	Accumulated Amortization	December 31, 2018 Net
Patents	$194,320	$131,306	$63,014

Increase in 2019 cost was due to currency conversion. 2019 cost in Canadian dollars - $265,102 (2018 - $265,102 in Canadian dollars).

Amount of amortization for 2019 - $12,329 (2018 - $12,329)

Estimated amortization expense over the next four years is as follows:

2019	$4,109
2020	16,438
2021	16,438
2022	13,700

8. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2017	-
Additions	$2,534,275
Impairment	-
Balance as of December 31, 2018 and September 30, 2019	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2017	-
Additions	$770,000
Impairment	-
Balance as of December 31, 2018 and September 30, 2019	$770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC.

Definite Life Intangible Assets
Balance as of December 31, 2017	-
Additions	$2,398,000
Amortization	(40,000)
Balance as of December 31, 2018	2,358,000
Amortization	(132,000)
Balance as of September 30, 2019	$2,226,000

Definite life intangible assets consists of customer relationships related to the acquisition of EnP Investments LLC. Customer relationships are amortized over their estimated useful life of 15 years.

Estimated amortization expense over the next five years is as follows:

2019	$44,000
2020	176,000
2021	176,000
2022	160,000
2023	160,000

9. Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2019	December 31, 2018

Long term deposits	$30,630	$30,777

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2017	$13,414
Acquisition of additional units	25,000
Loss in equity method investment	(26,306)
Balance, December 31, 2018	$12,108
Return of equity	(3,750)
Balance, September 30, 2019	$8,358

Summarized profit and loss information related to the equity accounted investment is as follows:

2018

Net sales	$300,210
Net income	$17,435

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	56,590
Gain in equity method investment	7,659
Balance, December 31, 2018	$64,249
Return of equity	(6,964)
Balance, September 30, 2019	$57,285

Summarized profit and loss information related to the equity accounted investment is as follows:

2018

Net sales	$78,870
Net income	$31,913

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

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	500,000
Impairment	-
Balance, December 31, 2018 and September 30, 2019	$500,000

(e) In January 2019, the company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the LLC but does not have control. A summary of the Company’s investment follows:

Balance, January 1, 2019	$-
Acquisition	1,001,000
Gain in equity method investment	323,498
Return on investment	(150,000)
Balance, September 30, 2019	$1,174,498

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

2019

Net sales	$6,875,157
Gross profit	1,951,078
Net income	$646,996

11. Short-Term Line of Credit.

(a) In September 2018, the Company signed a new agreement with Harris Bank (“the Bank”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan has an annual interest rate of 5.00% at September 30, 20148 (December 31, 2018 – 5.75%).

The Revolving Line of Credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2019, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the Revolving Line of Credit, the Company granted the Bank a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the Revolving Line as of September 30, 2019 were $1,841,086 (December 31, 2018 - $1,700,000).

(b) In June 2019, EnP Investments, LLC signed a new agreement with Midland States Bank (“Midland”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to $2,500,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.060 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.750% per annum or more than the maximum rate allowed by applicable law. The interest rate at September 30, 2019 is 6.075% (December 31, 2018 – 6.5296%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem Solutions Inc. is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of September 30, 2019, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of September 30, 2019 were $nil (December 31, 2018 – $1,098,131).

12. Long Term Debt.

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (September 30, 2019 – 5.75%; December 31, 2018 – 5.75%) to be repaid over 5 years with equal monthly installments plus interest. Loan proceeds were used to retire the previously issued and outstanding debt obligations. The final payment was made in September 2019 (balance owing December 31, 2018 - $150,895). Interest expense for the six months ended September 30, 2019 was $3,294 (2018 - $7,983).

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (September 30, 2019 – 5.0%; December 31, 2018 – 5.5%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. Interest expense for the nine months ended September 30, 2019 was $152,005 (2018 - nil). The balance owing at September 30, 2019 was $3,263,095 (December 31, 2018 - $4,002,381).

The Company has committed to the following repayments:

2019	$146,429
2020	$585,714
2021	$585,714
2022	$585,714
2023	$585,714

(c) In April 2019, NanoChem Solutions Inc. signed a loan for $1,100,000 with Harris Bank with a rate of prime plus 0.5% (September 30, 2019 – 5.75%) for the purchase of new manufacturing equipment. Interest expense for the nine months ended September 30, 2019 was $21,399 (2018 – nil). The Company pays interest monthly until February 2020, when equal monthly installments of the principal and interest are due until January 2024.

2020	$252,083
2021	$275,000
2022	$275,000
2023	$275,000

(d) In January, 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the six months ended September 30, 2019 was $6,770 (2018 - $6,780). The principal balance owing at September 30, 2019 is $158,849 (December 31, 2018 - $177,794).

The Company has committed to the following repayments:

2019	$6,391
2020	$25,562
2021	$25,562
2022	$25,562
2023	$25,562

(e) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. The balance owing at September 30, 2019 is $13,782 (December 31, 2018 - $20,673).

The Company has committed to the following repayments:

2019	$2,297
2020	$9,188
2021	$2,297

Continuity	September 30, 2019	December 31, 2018
Balance, beginning of year	$4,351,743	352,089
Plus: Proceeds from loans	1,100,000	4,100,000
Plus: Acquisition of ENP	-	206,921
Less: Payments on loan	(916,017)	(307,267)
Balance, end of period	$4,535,726	$4,351,743

Outstanding balance	September 30, 2019	December 31, 2018
a) Long term debt – Harris Bank	$-	$150,895
b) Long term debt – Harris Bank	3,263,095	4,002,381
c) Long term debt – Harris Bank	1,100,000	-
d) Long term debt – Midland States Bank	158,849	177,794
e) Long term debt – Ford Credit	13,782	20,673
Long-term Debt	$4,535,726	$4,351,743
Less: current portion	(621,556)	(771,359)
	$3,914,170	$3,580,384

As of September 30, 2019, Company was in compliance with all loan covenants.

13. Convertible note payable.

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

In June 2019, the holder opted to convert $500,000 of the convertible note payable into 200,000 shares of the Company’s common stock.

14. Stock Options.

The Company has a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years and the exercise price of all options are issued for not less than fair market value at the date of the grant.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2017 and the nine month period ended September 30, 2019:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Granted	110,000	$1.48 – 1.75	$1.74
Cancelled or expired	(61,334)	$1.00 – 1.70	$1.09
Exercised	(101,666)	$0.75 – 1.42	$1.01
Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Granted	153,000	$3.46	$3.46
Cancelled or expired	(49,112)	$0.75 – 3.46	$1.46
Exercised	(289,888)	$0.75 – 1.70	$1.16
Balance, September 30, 2019	474,000	$0.75 – 3.46	$2.10
Exercisable, September 30, 2019	221,000	$0.75 – 1.70	$1.34

The fair value of each option grant is calculated using the following weighted average assumptions:

	2019	2018

Expected life – years	3.0	3.0
Interest rate	1.93%	2.8 – 2.96%
Volatility	43.89%	47.59 – 51.85%
Weighted average fair value of options granted	$1.0959	$0.4759 – 0.6313

During the nine months ended September 30, 2019, the Company granted 40,000 (2018 – nil) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $29,224 (2018 - $nil). The Company granted 113,000 stock options to employees during the nine months ended September 30, 2019 (2018 – 5,000) which resulted in $82,558 in expenses (2018 - $2,219). Vesting of options granted in previous years resulted in expenses in the amount of $nil for employees (2018 - $55,070) during the nine months ended September 30, 2019 and $17,242 for consultants (2018 - $20,026). There were 204,000 employee and 85,888 consultant stock options exercised during the nine months ended September 30, 2019 (2018 – 23,000 employee and 10,000 consultant stock options).

As of September 30, 2019, there was approximately $91,647 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.25 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2019 is $224,330.

15. Capital Stock.

During the nine months ended September 30, 2019, 204,000 shares were issued upon the exercise of employee stock options (2018 – 23,000) and 85,888 shares were issued upon the exercise of consultant stock options (2018 – 10,000).

In June 2019, the holder of the Company’s convertible note opted to convert $500,000 of the convertible note payable into 200,000 shares in Flexible Solutions International Inc.

In February 2019, the Company announced the payment of a special dividend to the existing stockholders of the Company as of March 6, 2019 in the amount of $0.05 per share.

In March 2019, the Company announced the payment of annual dividends of $0.15 per share, to be paid in two tranches. Shareholders of record on March 31, 2019 received $0.075 per share on April 15, 2019 and shareholders of record on September 30, 2019 received $0.075 per share on October 15, 2019.

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

Balance, January 1, 2018	$-
Acquisition	2,759,917
Distribution	(229,135)
Noncontrolling interest share of loss	(68,551)
Balance, December 31, 2018	$2,462,231
Distribution	(133,759)
Noncontrolling interest share of profit	527,778
Balance, September 30, 2019	$2,856,250

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

Three months ended September 30, 2019:

	EWCP	TPA	Total

Revenue	$91,945	$7,311,547	$7,403,492
Interest expense	-	94,319	94,319
Depreciation and amortization	11,660	144,823	156,483
Segment profit (loss)	(123,629)	535,677	412,048
Segment assets	483,543	9,623,560	10,107,103
Expenditures for segment assets	-	(79,603)	(79,603)

Three months ended September 30, 2018:

	EWCP	TPA	Total

Revenue	$93,397	$3,723,229	$3,816,626
Interest expense	-	7,735	7,735
Depreciation and amortization	12,666	47,404	60,070
Segment profit (loss)	(221,989)	76,519	(145,470)
Segment assets	541,681	1,312,580	1,854,261
Expenditures for segment assets	37	(7,616)	(7,579)

Nine months ended September 30, 2019:

	EWCP	TPA	Total

Revenue	$375,380	$22,270,028	$22,645,408
Interest expense	569	341,222	341,791
Depreciation and amortization	34,830	427,618	462,448
Segment profit (loss)	(473,404)	1,868,869	1,395,465
Segment assets	483,543	9,623,560	10,107,103
Expenditures for segment assets	-	(1,397,796)	(1,397,196)

Nine months ended September 30, 2018:

	EWCP	TPA	Total

Revenue	$291,789	$11,863,562	$12,155,351
Interest expense	-	22,222	22,222
Depreciation and amortization	38,348	142,212	180,560
Segment profit (loss)	1,349,007	1,345,093	2,694,100
Segment assets	541,681	1,312,580	1,854,261
Expenditures for segment assets	(15,125)	(17,134)	(32,259)

The sales generated in the United States, Canada and abroad are as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Canada	$302,702	$230,055
United States and abroad	22,342,706	11,925,296
Total	$22,645,408	$12,155,351

The Company’s property, equipment, leasehold and patents are located in Canada and the United States as follows:

	September 30, 2019	December 31, 2018
Canada	$483,543	$505,124
United States	9,623,560	7,783,426
Total	$10,107,103	$8,288,550

Three customers accounted for $10,162,926 (45%) of sales during the nine months ended September 30, 2019 (2018 - $5,730,269 or 47%).

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

Material changes in the Company’s Statement of Operations for the three and nine months ended September 30, 2019 are discussed below:

Nine Months ended September 30, 2019

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products	I	Increased customer orders.

BCPA products	I	Growth in most product lines and sales attributable to our ENP acquisition.

Gross profit, as a % of sales	D	Margins were constricted by higher raw materials costs, new tariffs and inability to pass additional costs on to customers.

Wages	I	Increased employee count.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Interest expense	I	Increase debt resulted in increased interest expense.

Consulting	I	Added consultant to increase future growth.

Professional fees	I	Increased accounting fees related to the acquisition of ENP and general legal representation.

Travel	I	Larger head count resulted in additional travel costs.

Gain on involuntary disposition	D	Final insurance payment was received in 2018.

Currency exchange	I	Currency exchange increased as a result of the movements in the US/Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended September 30, 2019

Item	Increase (I) or Decrease (D)	Reason

Sales BCPA products	I	Growth in most product lines and sales attributable to our ENP acquisition.

Wages	I	Increased employee count.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Interest expense	I	Increase debt resulted in increased interest expense.

Consulting	I	Added consultant to increase future growth.

Professional fess	I	Increased accounting fees related to the acquisition of ENP and general legal representation.

Travel	I	Larger head count resulted in additional travel costs.

Currency exchange	D	Currency exchange decreased as a result of the movements in the US/Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounting for 49% of our sales during the three months ended September 30, 2018 (2018 – 53%) and 45% of our sales during the nine months ended September 30, 2019 (2018 - 47%). The amount of revenue attributable to each customer is shown below.

	Three months		Nine months
	ended September 30,		ended September 30,
Customer	2019	2018	2019	2018

A	$806,677	$1,075,573	$2,599,293	$2,707,900
B	$1,394,541	-	$3,254,992	-
C	$1,395,401	$610,100	$4,308,640	$1,500,960
D	-	$332,344	-	$1,512,443

Customers with balances greater than 10% of our receivables as of September 30, 2018 and 2017 are shown below:

	September 30,
	2018	2018

Company A	620,745	882,554
Company B	825,945	-
Company C	1,098,705	338,340

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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2019 and 2018 are shown below:

	2019	2018

Cash provided by (used by) operations	4,041,512	(464,873)
Long term deposits	147	-
Investment	(1,163,787)	13,414
Insurance proceeds from fire loss	-	2,407,325
Sales (purchases) of equipment	(1,397,196)	(32,259)
Repayment of short term line of credit	(957,045)	-
Repayment of loans	(916,017)	(150,895)
Loan proceeds received	1,110,000	-
Lease financing costs	(300,102)	-
Dividends paid	(1,476,357)	-
Partnership distributions	(133,759)	-
Proceeds from issuance of common stock	335,010	36,360
Changes in exchange rates	10,738	(127,036)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2019, working capital was $12,659,725 (December 31, 2018 - $15,104,066) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $1,113,500 over the term of five leases, the last expiring on September 30, 2023.

Commitments in the next five years are as follows:

2019	$117,454
2020	$474,070
2021	$357,896
2022	$93,155
2023	$70,925

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2019. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2019

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

