Form 10-K
period 2019-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2020-03-30
CIK 1069394

united states

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Alberta	71 163 0889
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (403) 223-2995

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	FSI	NYSE American

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

As of June 30, 2019 the aggregate market value of the Company’s common stock held by non-affiliates was $33,602,409 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 30, 2020, the Company had 12,240,545 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In June 2004 we purchased 52 U.S. and 139 International patents, as well as a 56,780 sq. ft. manufacturing plant near Chicago, Illinois from the bankruptcy estate of Donlar Corporation (“Donlar”) for $6.15 million. The IP we acquired from Donlar relate to water-soluble chemicals (“TPAs”) which prevent corrosion and scaling in water pipes used in the petroleum, chemical, utility and mining industries. TPAs are also used to enhance fertilizers and improve crop yields and as additives for household laundry detergents, consumer care products and pesticides. These assets are held in our wholly owned NanoChem Solutions subsidiary which has become our largest revenue generator.

In October 2018, we purchased 65% of ENP Investments LLC, a manufacturing and distribution company active in the areas of golf, turf and ornamental agriculture products.

In January 2019, we purchased 50 % of a profitable limited liability company engaged in international sales of fertilizer additives. This purchase is accounted for as an investment.

In 2019, we changed our corporate domicile from Nevada to Alberta, Canada.

We operate through a number of wholly-owned subsidiaries which are mentioned in Note 1 to the consolidated financial statements included as part of this report. Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

Our website is www.flexiblesolutions.com

Our Products

Thermal Polyaspartates [TPAs]

We manufacture TPAs in our Peru IL plant using a thermal polymerizing process. The multiple variants produced are optimized for individual market verticals and sold for end use or through distribution.

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

TPAs for the Agricultural Industry. TPAs have the ability to reduce fertilizer crystallization before, during and after application and can also delay crystal formation between fertilizer and minerals present in the soil. Once crystallized, fertilizer and soil minerals are not able to provide plant nourishment. As a result, in select conditions the use of TPAs either blended with fertilizer or applied directly to crops can increase yields significantly. TPAs are designated for crop nutrient management programs and should not be confused with crop protection and pesticides or other agricultural chemical applications. Depending on the application, TPA products are marketed under a variety of brands including EX-10TM, AmisorbTM, LYNXTM, MAGNETTM, AmGroTM and VOLTTM. Markets of significance include corn, wheat, soybeans, rice, potatoes, sugar beets, cotton, tomatoes, almonds and other high value per acre crops.

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

TPAs in Cleaning Products. TPA can replace polyacrylates in cleaning products which is valuable because TPA is biodegradable while polyacrylates are not. In a cleaning product formulation, TPA prevents the re-deposition of dirt onto the surfaces to be cleaned allowing dirt to be rinsed away.

Nitrogen conservation products for agriculture. We manufacture and sell two conservation products and mixtures used for slowing nitrogen loss from fields. One significant loss route for nitrogen fertilizer is enzymatic degradation by bacteria naturally present in soil. Our product, SUN 27TM inhibits the bacterial action and keeps the nitrogen fertilizer available for plant growth. The second significant nitrogen loss mechanism is de-nitrification. This is also caused by bacterial activity in soil resulting in oxygen being stripped from the fertilizer leaving nitrogen gas. The gas can’t be used by the plants and escapes into the atmosphere. Our N Savr 30TM product uses the most effective active ingredients available to combat this cause of fertilizer loss. We sell SUN 27TM and N Savr 30TM through distributors in North and South America under our trade names and under private labels.

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

We have one part-time employee involved in the sales and marketing of WATERSAVR®.

Principal Customers

The table below presents our revenue resulting from purchases by our three major customers for the periods presented.

	Year Ended December 31,
	2019	2018

Company A	$3,047,448	$3,245,685
Company B	$4,117,109	-
Company C	$5,649,949	$1,674,840
Company D	-	$1,960,074

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2019		2018

Company A	$361,442	*	$537,785
Company B	1,530,624		1,247,655
Company C	816,759		439,840	*
*less than 10%

Competition

TPAs: Our TPA products have direct competition with Lanxess AG (spun out of Bayer AG), a German manufacturer of TPAs, which uses a patented process different from ours. We have cross-licensed each other’s processes and either company can use either process for the term of the patents involved. We believe that Lanxess has approximately the same production capacity and product costs as we do. We believe that we can compete effectively with Lanxess by offering excellent customer service in oilfield sales, superior distributor support in the agricultural marketplace and flexibility due to our relative size. In addition, we intend to continue to seek market niches that are not the primary targets of Lanxess. There are other competitors based in Asia.

Our TPA products face indirect competition from other chemicals in every market in which we are active. For purposes of oilfield scale prevention, phosphonates, phosphates and molibdonates provide the same effect. For crop enhancement, increased fertilizer levels can serve as a substitute for TPAs. In irrigation scale control, acid washes are our prime competitor. Notwithstanding the above, we believe our competitive advantages include:

●	Biodegradability compared to competing oil field chemicals;
●	Cost-effectiveness for crop enhancement compared to increased fertilizer use; and
●	Environmental considerations, ease of formulation and increased crop yield opportunities in irrigation scale markets

HEATSAVR®: Although we are aware of two other companies that manufacture products that compete with HEATSAVR®, we believe our products are more effective and safer. We maintain fair pricing equal to or lower than our competitors and protect our intellectual property carefully. Our products are expected to maintain market share in the competitive pool market. HEATSAVR® also competes with plastic pool blanket products. However, we believe that HEATSAVR® is more effective and convenient than pool blankets.

WATERSAVR®: WATERSAVR® competes with solid and floating covers. We believe our WATERSAVR® product is superior for the following reasons: it is less expensive, requires little capital expenditure to deploy and can be started and stopped as water scarcity escalates or declines. As water conservation is an important priority throughout the world, numerous researchers are working to develop solutions that may compete with, or be superior to, WATERSAVR.

Manufacturing

Our HEATSAVR® products and dispensers are made from chemicals, plastics and other materials and parts that are readily available from multiple suppliers. We have never experienced any shortage in the availability of raw materials and parts for these products and we do not have any long term supply contracts for any of these items. We have these products made by outside parties without long term contracts.

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

Government Regulations

TPAs: In the industrial oil field and agricultural markets, we have received government approval for all TPAs currently sold.

Nitrogen conservation product: We have obtained all government approvals for the markets in which we sell these products.

HEATSAVR®: Chemical products for use in swimming pools are covered by a variety of governmental regulations in all countries where we sell these products. These regulations cover packaging, labeling, and product safety. We believe our products are in compliance with these regulations.

WATERSAVR®: Our WATERSAVR® product is subject to regulation in most countries, particularly for agricultural and drinking water uses. We do not anticipate that governmental regulations will be an impediment to marketing WATERSAVR® because the components in WATERSAVR® have historically been used in agriculture for many years for other purposes. Nevertheless, we may require county or state approval on a case by case basis to sell WATERSAVR® in the United States for agricultural and drinking water uses. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States.

Proprietary Rights

Our success is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trademarks, trade secrets and nondisclosure agreements to protect our proprietary technology. We currently hold many U.S. and International patents which expire at various dates up to 2022. We have applied for additional patents in new areas of invention and may extend these patents, if granted to other jurisdictions. There can be no assurance that our patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

Research and Development

We spent $123,660 during the year ended December 31, 2019 and $135,930 during year ended December 31, 2018 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2019, we had 38 employees, including one officer, fourteen sales and customer support personnel, and twenty three manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

Given the nature of the markets in which we operate, we cannot reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our common stock include:

●	demand for and market acceptance of our products;

●	competitive pressures resulting in lower selling prices;

●	adverse changes in the level of economic activity in regions in which we do business;

●	adverse changes in the oil and gas industry on which we are particularly dependent;

●	changes in the portions of our revenue represented by various products and customers;

●	delays or problems in the introduction of new products;

●	the announcement or introduction of new products, services or technological innovations by our competitors;

●	variations in our product mix;

●	the timing and amount of our expenditures in anticipation of future sales;

●	increased costs of raw materials or supplies;

●	changes in the volume or timing of product orders; and

●	availability of raw material in a timely manner in periods of disruption such as, but not limited to, COVID-19.

Our operations are subject to seasonal fluctuation.

Our TPA business is the least seasonal, however there is a small increase in the spring related to inventory building for the crop season in the United States and a small slowdown in December as oilfield customers run down stock in advance of year end, but otherwise, little seasonal variation. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed. The foregoing is equally true of our nitrogen conservation products. The use of our swimming pool products increases in summer months in most markets and results in our sales from January to June being greater than in July through December. Markets for our WATERSAVR® product are also seasonal, depending on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use WATERSAVR® in drinking water in the United States. Neverless, we may require county or state approval on a case by case basis. We expect to spend $50,000 on the marketing and production of our WATERSAVR® product in fiscal 2020.

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

Revenues from shipments made outside of the United States accounted for approximately 45% of our revenues in the year ended December 31, 2019, 46% in the year ended December 31, 2018 and 72% in the year ended December 31, 2017. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates;

●	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

●	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

●	trade protection measures and import or export licensing requirements;

●	differing tax laws and changes in those laws;

●	difficulty in staffing and managing widespread operations;

●	differing laws regarding protection of intellectual property;

●	differing regulatory requirements and changes in those requirements; and

●	impact of the COVID-19 virus

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

A product liability claim for damages could materially and adversely affect our financial condition and results of operations.

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

Our business would be adversely affected if the services of Daniel B. O’Brien ceased to be available to us since we currently do not have any other employee with an equivalent level of expertise in and knowledge of, our industry. If Mr. O’Brien no longer served as our President and Chief Executive Officer, we would have to recruit one or more new executives, with no real assurance that we would be able to engage a replacement executive with the required skills on satisfactory terms. The market for skilled employees is highly competitive, especially for employees in the fields in which we operate. While our compensation programs are intended to attract and retain qualified employees, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,740 per month with a lease effective to December 2020 and 61,200 sq. ft. of warehouse space in Peru, IL used for storage and extra capacity at a cost of $26,240 per month with a lease effective to October 2021. We also lease a 1,300 sq. ft. facility used for offices at a cost of $840 per month with a lease effective to September, 2023 and a 14,000 sq. ft. facility used for manufacturing in Mendota, IL at a cost of $6,578 per month with a lease effective to September 2023. We own a 56,780 sq. ft. facility in Peru, Illinois which is used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, AB Canada. We also own 3.3 acres of cleared and undeveloped land in Taber, AB.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

	High	Low

Year Ended December 31, 2019
First Quarter	$2.35	$1.35
Second Quarter	4.51	2.23
Third Quarter	4.32	2.36
Fourth Quarter	3.11	2.32

	High	Low

Year Ended December 31, 2018
First Quarter	$1.87	$1.51
Second Quarter	1.69	1.37
Third Quarter	1.69	1.46
Fourth Quarter	1.56	1.27

As of March 30, 2020 we had approximately 2,300 shareholders.

Our common stock also trades on the Frankfurt stock exchange under the symbol “FXT.”

The Company declared a special dividend of $0.05 per share on February 25, 2019, paid on March 15, 2019 to shareholders of record on March 6, 2019. On March 12, 2019 the Company announced an annual dividend of $0.15 per share to be paid in two tranches. Shareholders of record on March 31, 2019 were paid $0.075 on April 15, 2019 and shareholders of record on October 1, 2019 were paid the same on October 15, 2019. On March 18, 2020, the Company suspended the dividend until further notice due to the uncertainty surrounding the COVID-19 virus.

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2018 and 2019.

As of March 30, 2020 we had 12,240,545 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2020:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	610,000	A

A. Options are exercisable at prices ranging from $0.75 to $4.13 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

We have three product lines.

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

The third product line is nitrogen conservation products for the agriculture industry. These products decrease the loss of nitrogen fertilizer after application to the field and allow less fertilizer to be used. These products are made and sold by our TPA division.

Material changes in the line items in our Statement of Operations for the year ended December 31, 2019 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products TPA products	I I	Increased customer orders. Growth in most product lines and sales attributable to our ENP acquisition.
Wages	I	Increased employee count.
Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.
Lease expense	I	Increased locations related to the addition of the ENP subsidiary.
Interest expense	I	Increased debt resulted in increased interest expense.
Consulting	I	Added consultant to increase future growth.
Professional fess	I	Increased accounting fees related to the acquisition and general legal representation.

Travel	I	Larger head count resulted in additional travel costs.
Commissions	I	Commissionable sales increased against uncommissionable sales.
Bad debt expense	I	A customer failed to pay for product.
Gain on involuntary disposition	D	Final Insurance payment was received in 2018.
Currency exchange	I

Currency exchange increased as a result of the movements in the US/Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s’ Canadian subsidiaries.

Gain on investment	I	New investment in Florida LLC in 2019.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product;

●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;

●	drought conditions, since we also sell our TPA product to farmers; and

●	impact of COVID-19 virus

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2019 and 2018 are shown below:

	2019	2018
Cash provided by (used by) operations	2,369,950	(2,230,155)
Long term deposits	147	(1,246)
Investments	(1,001,000)	(700,000)
Distributions from equity investments	165,542	27,813
Insurance proceeds from fire loss	-	2,407,325
Acquisition of EnP Investments LLC	-	(4,110,560)
Purchases of equipment	(1,831,319)	(180,830)
(Repayments of) advances from short term line of credit	(408,149)	2,462,346
Loan repayments	(1,071,350)	(307,266)
Loan proceeds	1,100,000	4,100,000
Lease financing costs	(376,675)	-
Dividends paid	(2,398,133)	-
Distributions to non-controlling interests	(296,875)	(229,135)
Proceeds from issuance of common stock	363,260	102,360
Changes in exchange rates	161,336	(394,854)

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2019, our working capital was $10,713,115 (2018 - $15,104,066 ) and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $996,046 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next five years are as follows:

2020	$474,070
2021	$357,896
2022	$93,155
2023	$70,925

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2020.

Other than as disclosed above, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed above, we do not know of any significant changes in our expected sources and uses of cash.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2019 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Flexible Solutions International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Flexible Solutions International, Inc. (the “Company”) as at December 31, 2019, the related consolidated statements of income and comprehensive income, cash flows, and stockholders’ equity for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Vancouver, Canada	“Morgan & Company LLP”

March 30, 2020	Chartered Professional Accountants

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	2019	2018

Assets
Current
Cash and cash equivalents	$3,634,670	$7,857,936
Accounts receivable (see Note 5)	4,470,215	4,422,745
Inventories (see Note 6)	9,182,786	8,727,709
Prepaid expenses	218,638	200,306
Total current assets	17,506,309	21,208,696
Property, equipment and leaseholds, net (see Note 7)	4,005,676	2,563,261
Patents (see Note 8)	46,576	63,014
Right of use assets (Note 4)	789,205	-
Intangible assets (Note 9)	2,952,000	3,128,000
Long term deposits (see Note 10)	30,630	30,777
Investments (Note 11)	1,915,585	776,357
Goodwill (Note 9)	2,534,275	2,534,275
Restricted cash (Note 11e)	1,000,000	-
Deferred tax asset (Note 15)	1,600,161	891,735
Total Assets	$32,380,417	$31,196,115

Liabilities
Current
Accounts payable	$636,260	$860,798
Accrued liabilities	181,234	189,875
Deferred revenue	213,221	127,168
Income taxes payable	1,770,105	1,357,299
Short term line of credit (Note 12)	2,389,982	2,798,131
Current portion of lease liability	405,670	-
Current portion of long term debt (Note 13)	1,196,722	771,359
Total current liabilities	6,793,194	6,104,630
Lease liability	383,535	-
Convertible note payable(Note 14)	500,000	1,000,000
Deferred income tax liability (Note 15)	1,058,641	989,569
Long term debt (Note 13)	3,183,671	3,580,384
Total liabilities	11,919,041	11,674,583

Stockholders’ Equity
Capital stock (see Note 18)
Authorized
50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding:
12,215,545(2018: 11,699,657) common shares	12,216	11,700
Capital in excess of par value	16,437,473	15,328,285
Other comprehensive loss	(994,610)	(1,222,573)
Accumulated earnings	2,456,148	2,941,889
Total stockholders’ equity – controlling interest	17,911,227	17,059,301
Non-controlling interests (Note 19)	2,550,149	2,462,231
Total Stockholders’ Equity	20,461,376	19,521,532
Total Liabilities and Stockholders’ Equity	$32,380,417	$31,196,115

Subsequent events (See Note 21)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2019	2018
Sales	$27,440,110	$17,829,518
Cost of sales	18,819,572	12,192,684

Gross profit	8,620,538	5,636,834

Operating Expenses
Wages	2,225,400	1,729,467
Administrative salaries and benefits	891,481	1,082,991
Advertising and promotion	159,690	68,492
Investor relations and transfer agent fee	90,296	132,694
Office and miscellaneous	257,780	247,424
Insurance	462,184	312,275
Interest expense	428,371	93,653
Lease expense	462,193	249,051
Consulting	273,815	186,847
Professional fees	444,735	282,654
Travel	318,844	137,902
Telecommunications	44,451	32,315
Shipping	18,750	19,790
Research	123,660	135,930
Commissions	76,302	46,993
Bad debt expense	231,696	-
Currency exchange	187,250	(445,443)
Utilities	15,886	16,775
Total operating expenses	6,712,784	4,329,810
Operating income	1,907,754	1,307,024
Gain on involuntary disposition (net of tax) (Note 7)	-	1,714,261
Gain of sale of equipment	2,312	-
Gain (loss) on investment	323,824	(3,281)
Interest income	80,731	36,843
Income before income tax	2,314,621	3,054,847
Income taxes (Note 15)
Deferred income tax recovery (expense)	602,421	(100,000)
Income tax expense	(619,857)	(533,130)
Net income for the year including non-controlling interests	2,297,185	2,421,717
Net (income) loss income attributable to non-controlling interests	(384,793)	68,551
Net income attributable to controlling interest	$1,912,392	$2,490,268

Income per share (basic and diluted) (Note 16)	$0.16	$0.21
Weighted average number of common shares (basic)	11,945,636	11,630,136
Weighted average number of common shares (diluted)	12,085,798	11,816,054

Other comprehensive income (loss):
Net income	$2,297,185	$2,421,717
Unrealized gain (loss) on foreign currency transactions	227,963	(566,480)
Total comprehensive income	2,525,148	1,855,237
Comprehensive (income) loss – non-controlling interest	(384,793)	68,551
Comprehensive income attributable to Flexible Solutions International Inc.	$2,140,355	$1,923,788

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2019	2018
Operating activities
Net income for the year including non-controlling interests	$2,297,185	$2,421,717
Adjustments to reconcile net income to net cash:
Stock based compensation	246,444	111,192
Depreciation and amortization	620,264	342,561
Lease right of use financing	376,675	-
(Gain) Loss on investment	(323,824)	3,281
Bad debt expense	231,696	-
Deferred income tax (recovery) expense	(602,421)	100,000
Gain on involuntary disposition	-	(1,714,261)
Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(319,843)	(1,048,290)
(Increase) Decrease in inventories	(478,343)	(2,185,462)
(Increase) Decrease in prepaid expenses	(18,332)	53,275
Increase (Decrease) in accounts payable and accrued liabilities	(312,701)	(351,508)
Increase (Decrease) in taxes payable	567,097	243,276
Increase (Decrease) deferred revenue	86,053	(205,936)
Cash provided (used in) by operating activities	2,369,950	(2,230,155)

Investing activities
Long term deposits	147	(1,246)
Investment	(1,001,000)	(700,000)
Proceeds of equity investment distributions	165,542	27,813
Proceeds from insurance	-	2,407,325
Acquisition of EnP Investments LLC	-	(4,110,560)
Net purchase of property, equipment and leaseholds	(1,831,319)	(180,830)
Cash used in investing activities	(2,666,630)	(2,557,498)

Financing activities
(Repayment of) draw from short term line of credit	(408,149)	2,462,346
Loan repayments	(1,071,350)	(307,266)
Loan proceeds received	1,100,000	4,100,000
Lease financing costs	(376,675)	-
Dividends paid	(2,398,133)	-
Partnership distribution	(296,875)	(229,135)
Proceeds of issuance of common stock	363,260	102,360
Cash (used in) provided by financing activities	(3,087,922)	6,128,305

Effect of exchange rate changes on cash	161,336	(394,854)

(Outflow) inflow of cash	(3,223,266)	945,798
Cash and cash equivalents, beginning	7,857,936	6,912,138

Cash, cash equivalents and restricted cash, ending	$4,634,670	$7,857,936
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$3,634,670	$7,857,936
Restricted cash	1,000,000	-
	$4,634,670	$7,857,936
Supplemental disclosure of cash flow information:
Income taxes paid	$207,501	$288,653
Interest paid	429,789	94,775

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

(U.S. Dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings(Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2017	11,597,991	$11,598	$15,114,835	$451,621	$(656,093)	$14,921,961	$—	$14,921,961
Translation adjustment	—	—	—	—	(566,480)	(566,480)	—	(566,480)
Net income (loss)	—	—	—	2,490,268	—	2,490,268	(68,551)	2,421,717
Common stock issued	101,666	102	102,258	—	—	102,360	—	102,360
Acquisition of EnP Investments LLC	—	—	—	—	—	—	2,759,917	2,759,917
Distributions to noncontrolling interests	—	—	—	—	—	—	(229,135)	(229,135)
Stock-based compensation	—	—	111,192	—	—	111,192	—	111,192
Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	$2,462,231	$19,521,532
Translation adjustment	—	—	—	—	227,963	227,963	—	227,963
Net income (loss)	—	—	—	1,912,392	—	1,912,392	384,793	2,297,185
Common stock issued	515,888	516	862,744	—	—	863,260	—	863,260
Dividends paid	—	—	—	(2,398,133)	—	(2,398,133)	—	(2,398,133)
Distributions to noncontrolling interests	—	—	—	—	—	—	(296,875)	(296,875)
Stock-based compensation	—	—	246,444	—	—	246,444	—	246,444
Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. (“Flexible Ltd.”), NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd. and Natural Chem SEZC Ltd, and its 65% interest in EnP Investments, LLC (“ENP Investments”). All inter-company balances and transactions have been eliminated. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of a 65% interest in EnP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% interest in EnP Investments, and EnP Investments is consolidated into these financial statements. The outside investor’s units of ownership interests in EnP Investments were included in non-controlling interests in these consolidated financial statements from the acquisition date onward.

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping in the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides. The TPA division also manufactures two nitrogen conservation products for agriculture that slow down nitrogen loss from fields.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2019 - $519,359; 2018 – $256,931). Shipping and handling costs incurred are included in cost of goods sold (2019 - $1,061,961; 2018 – $713,039).

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

(d) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Automobiles	Straight-line over 5 years
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Leasehold improvements	Straight-line over lease term

Property and equipment are written down to net realizable value when management determines there has been a change in circumstances which indicates their carrying amounts may not be recoverable. No write-downs have been necessary to date.

(e) Impairment of Long-Lived Assets.

In accordance with FASB Codification Topic 360, “Property, Plant and Equipment” (ASC 360), the Company reviews long-lived assets, including, but not limited to, property, equipment and leaseholds, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the expected future cash flows of an asset is less than its carrying value, an impairment measurement is indicated. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

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

(g) Revenue Recognition.

The Company follows a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation, and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company has fulfilled its performance obligations when control transfers to the customer, which is generally at the time the product is shipped since risk of loss is transferred to the purchaser upon delivery to the carrier. For shipments which are F.O.B. shipping point, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service and performance obligation.

The Company recognizes revenue when there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date, there have been so such significant post-delivery obligations.

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share is calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2019 and 2018.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $2,708,825 (61%) at December 31, 2019 (December 31, 2018 - $1,280,406 or 29%).

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

(s) Goodwill and intangible assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. The Company performs an annual goodwill impairment review in the fourth quarter of each year at the reporting unit level. The evaluation begins with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, the Company performs a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

Intangible assets primarily include trademarks and trade secrets with indefinite lives and customer-relationships with finite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, or more frequently if indicators of impairment are present. Indefinite lived intangible assets are assessed using either a qualitative or a quantitative approach. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments, and historical company performance are evaluated in assessing fair value. If it is determined that it is more likely than not that the fair value of the intangible asset is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, the Company compares the fair value of the intangible asset to its carrying amount, including goodwill. If the estimated fair value of the intangible asset is less than the carrying amount of the intangible asset, impairment is indicated, requiring recognition of an impairment charge for the differential.

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2019 and 2018. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment” significant accounting policy.

(t) Adoption of new accounting principles

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual model requiring leases to be classified as either operating or finance leases for the income statement. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. On January 1, 2019, the Company adopted ASC 842 and all related amendments using the prospective transition approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $819,079 as of January 1, 2019. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset and whether the Company has the right to direct the use of the asset. Currently, the Company only has operating leases and does not have any financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 4, Leases, for further disclosures and detail regarding the Company’s operating leases.

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

(u) Recent Accounting Pronouncements

The Company has implemented all applicable new accounting pronouncements that are in effect. Those pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Acquisition

Effective October 1, 2018, the Company, through its NanoChem Solutions Inc. subsidiary, entered into an agreement to purchase 65% of EnP Investments LLC.

Total consideration paid of $5,110,560 was paid through a combination of $10,560 cash on hand, $4,100,000 in debt financing provided by Harris Bank (see Note 13b) and a $1,000,000 convertible note payable. The convertible note is due on or before September 30, 2023 with 5% interest due per year. At the option of the holder, the Note may be converted to 400,000 shares of the Company’s common stock. The Company has the option to extend the note to no later than September 30, 2028.

The following table summarizes the final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in EnP Investments LLC as of the effective date. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.

Cash paid	$4,110,560
Convertible note	1,000,000
Total consideration	$5,110,560

Assets acquired:
Accounts receivable	$1,071,078
Note receivable	60,000
Prepaid expenses	105,473
Inventory	1,867,137
Investments	84,943
Equipment	740,000
Intangible assets (Note 9)	3,168,000
Liabilities assumed:
Accounts payable	(520,164)
Loans payable	(292,706)
Deferred income taxes	(989,569)
Total identifiable net assets	5,294,192
Non-controlling interest	(2,759,917)
Goodwill	$2,534,275

In connection with the 65% purchase of EnP Investments LLC, the Company incurred bank appraisal fees of $7,038 which was recorded as general expenses during the year ended December 31, 2018. Goodwill of $2,534,275 is the excess of total consideration less identifiable assets at fair value less debt assumed at fair value. Goodwill is attributable to EnP Investments LLC management, assembled workforce, operating model and competitive presence in its market.

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

Operating lease costs during the full year ended December 31, 2019 were $400,936.

The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities of approximately $819,079 as of January 1, 2019. During the quarter ended June 30, 2019, the Company renewed a lease agreement and recorded a further ROU of $291,919. The standard did not materially impact the Company’s consolidated statement of income or its consolidated statement of cash flows for the full year ended December 31, 2019. See below for the Company’s updated lease policy and the required disclosures under ASC 842. The Company is a lessee in five different leases that have various expiry dates within the next 4 years.

The table below summarizes the remaining expected lease payments under the operating leases as of December 31, 2019.

Future Lease Payments	December 31, 2019
2020	$405,670
2021	313,496
2022	93,155
2023	70,925
Thereafter	-
Less: imputed interest	(94,041)

Present value of operating lease liabilities	$789,205

Update to Lease Policy

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. The Company’s operating leases are included in ROU assets, lease liabilities-current portion and lease liability-long term portion in the accompanying consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

5. Accounts Receivable

	2019	2018

Accounts receivable	$4,740,867	$4,459,833
Allowances for doubtful accounts	(270,652)	(37,088)
	$4,470,215	$4,422,745

6. Inventories

	2019	2018

Completed goods	$3,818,876	$3,770,071
Work in progress	416,950	150,333
Raw materials and supplies	4,946,960	4,807,305
	$9,182,786	$8,727,709

7. Property, Equipment and Leaseholds

	2019	Accumulated	2019
	Cost	Depreciation	Net
Buildings and improvements	$3,614,057	$2,619,914	$994,143
Automobiles	163,397	94,789	68,608
Computer hardware	43,540	41,233	2,307
Furniture and fixtures	108,906	97,030	11,876
Office equipment	1,827	733	1,094
Manufacturing equipment	5,634,255	3,106,526	2,527,729
Trailer	9,236	5,389	3,847
Boat	34,400	21,719	12,681
Leasehold improvements	88,872	68,571	20,301
Technology	105,177	105,177	—
Land	363,090	—	363,090
	$10,166,757	$6,161,081	$4,005,676

	2018	Accumulated	2018
	Cost	Depreciation	Net
Buildings and improvements	$3,516,710	$2,523,148	$993,562
Automobiles	193,397	74,753	118,644
Computer hardware	43,414	40,226	3,188
Furniture and fixtures	105,494	93,087	12,407
Office equipment	1,740	438	1,302
Manufacturing equipment	3,859,653	2,838,344	1,021,309
Trailer	8,793	3,561	5,232
Boat	34,400	18,548	15,852
Leasehold improvements	88,872	49,937	38,935
Technology	100,136	100,136	—
Land	352,830	—	352,830
	$8,305,439	$5,742,178	$2,563,261

Amount of depreciation expense for 2019: $603,826 (2018: $326,123) and is included in cost of sales in the consolidated statements of income and comprehensive income.

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

8. Patents

	2019 Cost	Accumulated Amortization	2019 Net
Patents	$204,102	$157,526	$46,576

	2018 Cost	Accumulated Amortization	2018 Net
Patents	$194,320	$131,306	$63,014

Increase in 2019 cost was due to currency conversion. 2019 cost in Canadian dollars - $265,102 (2018 - $265,102 in Canadian dollars).

Amount of amortization for 2019: $16,438 (2018: $16,438) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next five years is as follows:

2020	$16,438
2021	16,438
2022	13,700

9. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2017	-
Additions	$2,534,275
Impairment	-
Balance as of December 31, 2018 and 2019	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2017	-
Additions	$770,000
Impairment	-
Balance as of December 31, 2018 and 2019	$770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC (note 3).

Definite Life Intangible Assets
Balance as of December 31, 2017	-
Additions	$2,398,000
Amortization	(40,000)
Balance as of December 31, 2018	2,358,000
Amortization	(176,000)
Balances as of December 31, 2019	$2,182,000

Definite life intangible assets consists of customer relationships related to the acquisition of EnP Investments LLC (Note 3). Customer relationships are amortized over their estimated useful life of 15 years.

Estimated amortization expense over the next five years is as follows:

2020	$176,000
2021	176,000
2022	176,000
2023	176,000
2024	176,000

10. Long Term Deposits

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and security deposits held by various vendors.

	2019	2018

Long term deposits	$30,630	$30,777

11. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2017	$13,414
Acquisition of additional units	25,000
Loss in equity method investment	(26,306)
Balance, December 31, 2018	12,108
Return of equity	(6,250)
Gain in equity method investment	5,529
Balance, December 31, 2019	$11,387

Summarized profit and loss information related to the equity accounted investment is as follows:

2019

Net sales	$285,635
Net income	$11,058

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	56,590
Gain in equity method investment	7,659
Balance, December 31, 2018	64,249
Return of equity	(9,292)
Gain in equity method investment	8,208
Balance, December 31, 2019	$63,165

Summarized profit and loss information related to the equity accounted investment is as follows:

2019

Net sales	$75,870
Net income	$34,200

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

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, January 1, 2018	$-
Acquisition	500,000
Impairment	-
Balance, December 31, 2018 and 2019	$500,000

e) In January 2019, the Company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the LLC but does not have control. A summary of the Company’s investment follows:

Balance, January 1, 2019	$-
Acquisition	1,001,000
Gain in equity method investment	290,033
Return on investment	(150,000)
Balance, December 31, 2019	$1,141,033

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

2019

Net sales	$8,991,883
Gross profit	3,323,828
Net income	$580,066

12. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan has an annual interest rate of 4.75% at December 31, 2019 (December 31, 2018 – 5.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2019, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Harris a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2019 were $1,641,085 (December 31, 2018 - $1,700,000).

(b) In June 2019, EnP Investments, LLC signed a new agreement with Midland States Bank (“Midland”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to $2,500,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.060 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.750% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2019 is 6.075% (December 31, 2018 – 6.5296%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem Solutions Inc. is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of December 31, 2019, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of December 31, 2019 were $748,897 (December 31, 2018 – $1,098,131).

13. Long Term Debt

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (September 30, 2019 – 5.75%; December 31, 2018 – 5.75%) to be repaid over 5 years with equal monthly installments plus interest. Loan proceeds were used to retire the previously issued and outstanding debt obligations. The final payment was made in September 2019 (balance owing December 31, 2018 - $150,895). Interest expense for the year ended December 31, 2019 was $3,294 (2018 - $13,123).

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (December 31, 2018 – 5.5%; December 31, 2017 - nil) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. Interest expense for the year ended December 31, 2019 was $191,738 (December 31, 2018 - $36,661). The balance owing at December 31, 2019 was $3,116,667 (2018 - $4,002,381).

The Company has committed to the following repayments:

2020	$885,714
2021	$585,714
2022	$585,714
2023	$585,714
2024	$473,811

(c) In April 2019, NanoChem Solutions Inc. signed a loan for $1,100,000 with Harris Bank with a rate of prime plus 0.5% (December 31, 2019 – 5.25%) for the purchase of new manufacturing equipment. The Company pays interest monthly until February 2020, when equal monthly installments of the principal and interest are due until January 2024. Interest expense for the year ended December 31, 2019 was $36,333 (2018 – nil). The balance owing at December 31, 2019 was $1,100,000.

2020	$252,083
2021	$275,000
2022	$275,000
2023	$275,000
2024	$22,917

(d) In January, 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the year ended December 31, 2019 was $8,734 (December 31, 2018 - $2,415). The principal balance owing at December 31, 2019 is $152,241 (2018 - $177,794).

The Company has committed to the following repayments:

2020	$25,562
2021	$25,562
2022	$25,562
2023	$25,562
2024	$25,562

(e) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. The balance owing at December 31, 2019 is $11,485 (December 31, 2018 - $20,673).

The Company has committed to the following repayments:

2020	$9,188
2021	$2,297

As of December 31, 2019, Company was in compliance with all loan covenants.

Continuity	2019	2018
Balance, January 1	$4,351,743	$352,089
Plus: Proceeds from loans	1,100,000	4,100,000
Plus: Acquisition of ENP (see Note 3)	-	206,921
Less: Payments on loan	(1,071,350)	(307,267)
Balance, December 31	$4,380,393	$4,351,743

Outstanding balance at December 31,	2019	2018
a) Long term debt – Harris Bank	$-	$150,895
b) Long term debt – Harris Bank	3,116,667	4,002,381
c) Long term debt – Harris Bank	1,100,000	-
c) Long term debt – Midland States Bank	152,241	177,794
d) Long term debt – Ford Credit	11,485	20,673
Long-term Debt	4,380,393	4,351,743
Less: current portion	(1,196,722)	(771,359)
	$3,183,671	$3,580,384

14. Convertible Note Payable

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

In June 2019, the holder opted to convert $500,000 of the convertible note payable into 200,000 shares of the Company’s common stock.

15. Income Taxes

The provision for income tax expense (benefit) is comprised of the following:

	2019	2018
Current tax, federal	$391,476	$221,758
Current tax, state	177,096	82,806
Current tax, foreign	51,285	112,449
Current tax, total	619,857	417,013

Deferred income tax, federal	(293,796)	-
Deferred income tax, state	(132,908)	-
Deferred income tax, foreign	(175,717)	759,493
Deferred income tax, total	(602,421)	759,493
Total	$17,436	$1,176,506

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates.

	2019	2018
Income (loss) before tax, net of tax from gain on involuntary disposition	2,314,621	3,054,847
Tax from gain on involuntary disposition	-	693,063
Income (loss) before taxes	2,314,621	3,747,910
US statutory tax rates	30.50%	28.51%
Expected income tax (recovery)	705,960	1,068,342
Non-deductible items	(41,419)	354,548
Change in estimates and other	27,893	183,529
Change in enacted tax rate	(263,686)	-
Foreign tax rate difference	(400,593)	(393,794)
Change in valuation allowance	(10,719)	(36,119)
Total income taxes (recovery)	17,436	1,176,506

Current income tax expenses (recovery)	619,857	417,013
Deferred tax expenses (recovery)	(602,421)	759,493
Total income taxes (recovery)	17,436	1,176,506

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2019 and 2018 are comprised of the following:

Canada	2019	2018
Non capital loss carryforwards	769,112	556,462
Patents	63,998	63,998
Fixed assets	(350)	(350)
Financial instruments	-	-
	832,760	620,110
Valuation Allowance	-	-
Net Deferred tax asset (liability)	832,760	620,110

USA
	2019	2018
Non capital loss carryforwards	152,299	-
Fixed Assets	264,952	247,665
Intangible assets	(1,058,641)	(989,569)
Stock-Based Compensation	185,866	173,739
	(455,524)	(568,165)
Deferred tax asset not recognized	164,284	153,565
Net Deferred tax asset	(291,240)	(414,600)

The Company has non-operating loss carryforwards of approximately $3,347,903 (2018 - $2,060,971) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Expiry	Loss
2032	401,480
2037	1,659,491
2039	1,286,932
Total	3,347,903

As at December 31, 2019, the Company has no net operating losses carryforward available for US tax purposes.

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

As at December 31, 2019 and 2018, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

16. Income Per Share

The Company presents both basic and diluted income per share on the face of its consolidated statements of income. Basic and diluted income per share are calculated as follows:

	2019	2018

Net income (loss) attributable to controlling interest	$1,912,392	$2,490,268
Weighted average common shares outstanding:
Basic	11,945,636	11,485,580
Diluted	12,085,798	11,816,054
Net income (loss) per common share attributable to controlling interest:
Basic and diluted	$0.16	$0.21

Certain stock options whose terms and conditions are described in Note 17, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2019	2018

Anti-dilutive options	172,000	261,000

There were no preferred shares issued and outstanding during the years ended December 31, 2019 or 2018.

17. Stock Options.

The Company has a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years and the exercise price for all options are issued for not less than fair market value at the date of the grant.

The following table summarizes the Company’s stock option activities for the years ended December 31, 2019 and 2018:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2017	713,000	$0.75 – 1.70	$1.21
Granted	110,000	$1.48 – 1.75	$1.74
Cancelled or expired	(61,334)	$1.00 – 1.70	$1.09
Exercised	(101,666)	$0.75 – 1.42	$1.01
Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Granted	347,000	$2.44 – 4.13	$2.99
Cancelled or expired	(56,112)	$0.75 – 3.46	$1.41
Exercised	(315,888)	$0.75 – 1.70	$1.15
Balance, December 31, 2019	635,000	$0.75 – 4.13	$2.31
Exercisable, December 31, 2019	372,000	$0.75 – 4.13	$2.39

The weighted-average remaining contractual life of outstanding options is 3.67 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2019	2018
Expected life – years	3.0	3.0
Interest rate	1.69 – 1.93%	2.8 – 2.96%
Volatility	43.89 – 57.24%	47.77 – 51.85%
Weighted average fair value of options granted	$0.7892 – 1.6399	$0.4759 – 0.6313

During the year ended December 31, 2019, the Company granted 95,000 (2018 – 100,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in additional expenses of $67,338 (2018 - $5,747). Options granted in other years resulted in additional expenses of $21,411 (2018 – $26,701). During the year ended December 31, 2019, employees were granted 252 ,000 (2018 – 10,000) stock options, which resulted in additional expenses of $157,695 (2018 – $5,150). Options granted in other years resulted in additional expenses in the amount of $nil for employees during the year ended December 31, 2019 (2018 - $73,594). There were 220,000 employee and 95,888 consultant stock options exercised during the year ended December 31, 2019 (2018 – 60,000 employee; 41,666 consultant).

As of December 31, 2019, there was approximately $145,196 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.5 years.

The aggregate intrinsic value of vested options outstanding at December 31, 2019 is $67,720 (2018 – $43,190).

18. Capital Stock.

During the year ended December 31, 2019, 220,000 shares were issued upon the exercise of employee stock options (2018 – 60,000) and 95,888 shares were issued upon the exercise of consultant stock options (2018 – 41,666).

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

19. Non-Controlling Interests

EnP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, IL. The Company owns a 65% interest in EnP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% interest in EnP Investments. For financial reporting purposes, the assets, liabilities and earnings of the LLC are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents the non-controlling unitholder’s interest in the earnings and equity of EnP Investments. Effective October 1, 2018, the Company paid $4,110,560 in cash and issued a $1,000,000 convertible note (see Note 3) to acquire EnP Investments. EnP Investments is allocated to the BCPA segment.

EnP Investments makes cash distributions to its equity owners based on formulas defined within its Ownership Interest Purchase Agreement dated October 1, 2018. Distributions are defined in the Ownership Interest Purchase Agreement as cash on hand to the extent it exceeds current and anticipated long-term and short-term needs, including, without limitation, needs for operating expenses, debt service, acquisitions, reserves, and mandatory distributions, if any.

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $526,110.

Balance, January 1, 2018	$-
Acquisition	2,759,917
Distribution	(229,135)
Non-controlling interest share of loss	(68,551)
Balance, December 31, 2018	2,462,231
Distribution	(296,875)
Non-controlling interest share of income	384,793
Balance, December 31, 2019	$2,550,149

20. Segmented, Significant Customer Information and Economic Dependency.

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

Year ended December 31, 2019:

	EWCP	BCPA	Consolidated

Sales	$388,385	$27,051,725	$27,440,110
Interest expense	904	427,467	428,371
Depreciation	46,492	573,772	620,264
Income tax expense	-	619,857	619,857
Segment profit	(657,078)	2,569,470	1,912,392
Segment assets	480,243	9,847,489	10,327,732
Expenditures for segment assets	-	1,831,519	1,831,519

Year ended December 31, 2018:

	EWCP	BCPA	Consolidated

Sales	$314,544	$17,514,974	$17,829,518
Interest expense	-	93,653	93,653
Depreciation	50,920	291,641	342,561
Income tax expense	-	533,130	533,130
Segment profit	1,579,464	910,804	2,490,268
Segment assets	505,124	7,783,426	8,288,550
Expenditures for segment assets	15,032	165,798	180,830

Sales by territory are shown below:

	2019	2018

Canada	$1,125,566	$364,847
United States and abroad	26,314,544	17,464,671
Total	$27,440,110	$17,829,518

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	2019	2018

Canada	$480,243	$505,124
United States	9,847,489	7,783,426
Total	$10,327,732	$8,288,550

Three customers accounted for $12,814,506 (47%) of sales made in 2019 (2018 - $6,880,598 or 39%).

21. Subsequent Events.

In January 2020, the Company issued 15,000 shares of common stock as a result of the exercise of employee stock options and 10,000 shares of common stock as a result of the exercise of consultant stock options.

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in a widespread health crisis that has affected economies and financial markets around the world resulting in an economic downturn. This outbreak may also cause staff shortages, reduced customer demand, increased government regulations or interventions, all of which may negatively impact the business, financial condition or results of operations of the Company. The duration and impact of the COVlD-19 outbreak is unknown at this time and it is not possible to reliably estimate the length and severity of these developments. On March 18, 2020, the Company suspended its dividends until further notice due to the uncertainty surrounding the COVID-19 virus.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2019 we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	63	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	67	Director
Robert Helina	54	Director
Tom Fyles	68	Director
Ben Seaman	39	Director
David Fynn	62	Director

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Plan. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2019, none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, as well as our other senior management and financial staff. Interested persons may obtain a copy of our Code of Ethics from our website at www.flexiblesolutions.com.

We believe our directors benefit us for the following reasons:

Name	Reason

Daniel B. O’Brien	Long standing relationship with us.
John J. Bientjes	Long standing relationship with us.
Robert Helina	Corporate finance experience.
Dr. Thomas Fyles	Scientific expertise.
Ben Seaman	Younger generation businessman increases our awareness of internet sales and adds value to our audit and compensation committees
David Fynn	Experienced accountant adds value to our audit and compensation committees

Item 11.	Executive Compensation.

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2019.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2019	$750,033	—	—	—	—	$750,033
President, Chief Executive Financial and Accounting Officer	2018	$898,166	—	—	—	—	$898,166

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid. Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company. The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2020 will again be twice the annual salary paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2019 we issued 347,000 options pursuant to the Non-Qualified Plan (2018 – 110,000).

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2019, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	635,000	$2.31	404,000

Our Non-Qualified Stock Option Plan has been approved by our shareholders.

As of December 31, 2019, options to purchase 635,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $0.75 and $4.13 per share and the options expire at various dates between on December 31, 2020 and December 31, 2024.

No options were exercised by our executive officers during the fiscal year ended December 31, 2019.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $5,000 annually for each year that they serve.

Our directors received the following compensation in 2019:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$5,000	—	—
Tom Fyles	$5,000	—	—
Ben Seaman	$5,000	—	—
David Fynn	$5,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

Daniel B. O’Brien was not compensated for serving as a director during 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 30, 2020 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	37.0%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	0	0%
46081 Greenwood Dr.
Chilliwack, BC
Canada V2R 4C9

Robert Helina	30,000	0.2%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	15,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors
as a group (6 persons)	4,566,900	37.3%

Other Principal Shareholders
Comprehensive Financial Planning, Inc.	960,481	7.9%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2020, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Robert Helina	5,000	$1.42	December 31, 2021
	5,000	$1.70	December 31, 2022
	5,000	$3.46	December 31, 2023

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Morgan & Company LLP, examined our financial statements for the year ended December 31, 2019. MNP, LLP examined our financial statements for the year ended December 31, 2018.

Audit Fees

Morgan & Company was paid $5,540 for the professional services rendered in the review of our quarterly report for the period ended September 30, 2019. MNP was paid $15,451 for the review of our quarterly reports for the periods ended March 31, 2019 and June 30, 2019. MNP was paid $95,710 for the fiscal year ended December 31, 2018 for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during that fiscal year.

Tax Fees

Morgan & Company has been retained to file our taxes for the fiscal years ended December 31, 2018 and onwards. MNP was paid $4,710 for the fiscal year ended December 31, 2018 for professional services rendered for the preparation and filing of our income tax returns for the fiscal year ended December 31, 2017.

All Other Fees

Neither Morgan & Company LLP nor MNP was not paid any other fees for professional services during the fiscal years ended December 31, 2019 and 2018.

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

During the year ended December 31, 2019 our Audit Committee approved all of the fees paid to both Morgan & Company, LLP and MNP, LLP. Our Audit Committee has determined that the rendering of all non-audit services by Morgan & Company, LLP and MNP, LLP is compatible with maintaining their independence. During the year ended December 31, 2019, none of the total hours expended on our financial audit by Morgan & Company, LLP were provided by persons other than Morgan & Company, LLP’s full-time permanent employees.

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

March 30, 2020	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 30, 2020
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 30, 2020
John H. Bientjes

/s/ Robert T. Helina	Director	March 30, 2020
Robert T. Helina

/s/ Thomas Fyles	Director	March 30, 2020
Thomas Fyles

/s/ Ben Seaman	Director	March 30, 2020
Ben Seaman

/s/ David Fynn	Director	March 30, 2020
David Fynn

