Form 10-Q
period 2020-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2020-05-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date
Common	12,240,545	May 15, 2020

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures; and

●	Operational inefficiencies in distribution or other systems.

●	New tariffs relating to raw materials imported from China.

●	Impact of the COVID-19 virus

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	March 31, 2020	December 31, 2019

Assets

Current
Cash and cash equivalents	$3,412,265	$3,634,670
Accounts receivable (Note 4)	7,672,471	4,470,215
Inventories (Note 5)	8,902,873	9,182,786
Prepaid expenses	302,242	218,638
Total current assets	20,289,851	17,506,309
Property, equipment and leaseholds, net (Note 6)	3,986,428	4,005,676
Right of use assets	705,658	789,205
Patents (Note 7)	42,466	46,576
Intangible assets (Note 8)	2,908,000	2,952,000
Long term deposits (Note 9)	8,540	30,630
Investments (Note 10)	2,799,204	1,915,585
Goodwill (Note 8)	2,534,275	2,534,275
Restricted cash (Note 10e)	-	1,000,000
Deferred tax asset	1,545,172	1,600,161
Total Assets	$34,819,594	$32,380,417

Liabilities
Current
Accounts payable	$965,989	$636,260
Accrued liabilities	388,062	181,234
Deferred revenue	119,511	213,221
Income taxes payable	1,741,067	1,770,105
Short term line of credit (Note 11)	3,555,832	2,389,982
Current portion of lease liability (Note 3)	393,959	405,670
Current portion of long term debt (Note 12)	1,197,186	1,196,722
Total current liabilities	8,361,606	6,793,194
Convertible note payable (Note 13)	500,000	500,000
Lease liabilities (Note 3)	311,699	383,535
Deferred income tax liability	1,058,641	1,058,641
Long term debt (Note 12)	2,982,180	3,183,671
Total liabilities	13,214,126	11,919,041

Stockholders’ Equity
Capital stock (see Note 15)
Authorized 50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,240,545 (December 31, 2019: 12,215,545) common shares	12,241	12,216
Capital in excess of par value	16,491,780	16,437,473
Other comprehensive loss	(1,093,538)	(994,610)
Accumulated earnings	3,720,823	2,456,148
Total stockholders’ equity – controlling interest	19,130,306	17,911,227
Non-controlling interests (Note 16)	2,474,162	2,550,149
Total Stockholders’ Equity	21,605,468	20,461,376

Total Liabilities and Stockholders’ Equity	$34,819,594	$32,380,417

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2020	2019

Sales	$8,429,486	$8,471,476
Cost of sales	5,479,947	5,695,889

Gross profit	2,949,539	2,775,587

Operating Expenses
Wages	535,433	530,677
Administrative salaries and benefits	204,543	265,092
Advertising and promotion	65,621	52,706
Investor relations and transfer agent fee	18,624	16,450
Office and miscellaneous	39,392	46,882
Insurance	131,569	102,735
Interest expense	101,425	129,007
Lease expense	118,468	114,452
Consulting	67,311	64,779
Professional fees	51,053	158,770
Travel	55,362	96,284
Telecommunications	11,876	11,028
Shipping	4,613	4,471
Research	28,578	20,086
Commissions	2,358	19,757
Currency exchange	(57,727)	92,064
Utilities	4,305	3,756

Total operating expenses	1,382,804	1,728,996

Operating income	1,566,735	1,046,591
Gain on investment	199,529	230,652
Interest income	414	16,252
Income before income tax	1,766,678	1,293,495

Income taxes
Deferred income tax recovery	-	125,999
Income tax expense	(434,988)	(379,080)

Net income for the period including non-controlling interests	1,331,690	1,040,414
Less: Net income attributable to non-controlling interests	(67,015)	(29,264)
Net income attributable to controlling interest	$1,264,675	$1,011,150

Income per share (basic and diluted)	$0.10	$0.09
Weighted average number of common shares (basic)	12,237,798	11,705,613
Weighted average number of common shares (diluted)	12,300,896	11,816,585
Other comprehensive income (loss):
Net income	1,331,690	1,040,414
Unrealized (loss) gain on foreign currency translations	(98,928)	182,293
Total comprehensive income	1,232,762	1,222,707
Comprehensive income – non-controlling interest	(67,015)	(29,264)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,165,747	$1,193,443

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating activities
Net income for the period including non-controlling interests	$1,331,690	$1,040,414
Adjustments to reconcile net income to net cash:
Stock based compensation	29,582	5,747
Depreciation and amortization	148,058	148,279
Gain on investment	(140,182)	(230,652)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(3,192,845)	(3,222,431)
(Increase) Decrease in inventories	235,397	(8,764)
(Increase) Decrease in prepaid expenses	(85,116)	(92,199)
Increase (Decrease) in accounts payable and accrued liabilities	444,898	403,062
Increase (Decrease) in taxes payable	(29,038)	379,080
Increase (Decrease) in deferred income tax	-	(125,999)
Increase (Decrease) deferred revenue	2,560	9,276

Cash used in operating activities	(1,254,996)	(1,694,187)

Investing activities
Long term deposit	22,084	-
Investment	(743,437)	(996,001)
Net purchase of property, equipment and leaseholds	(96,280)	(1,275,835)

Cash used in investing activities	(817,633)	(2,271,836)

Financing activities
Draw from short term line of credit	1,165,850	1,383,929
Loans	(201,027)	(205,262)
Dividends paid	-	(590,483)
Partnership distributions	(143,002)	-
Proceeds from issuance of common stock	24,750	10,850

Cash provided by financing activities	846,571	599,034

Effect of exchange rate changes on cash	3,653	204,986

Outflow of cash	(1,222,405)	(3,162,003)
Cash, cash equivalents and restricted cash, beginning	4,634,670	7,857,936

Cash, cash equivalents and restricted cash, ending	$3,412,265	$4,695,933

Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$3,412,265	$3,695,933
Restricted cash	-	1,000,000
	$3,412,265	$4,695,933

Supplemental disclosure of cash flow information:
Income taxes paid	$464,026	$-
Interest paid	$101,245	$108,084

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF Stockholders’ Equity

(U.S. Dollars — Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	(98,928)	(98,928)	—	(98,928)
Net income	—	—	—	1,264,675	—	1,264,675	67,015	1,331,690
Common stock issued	25,000	25	24,725	—	—	24,750	—	24,750
Distributions to non-controlling interests	—	—	—	—	—	—	(143.002)	(143.002)
Stock-based compensation	—	—	29,582	—	—	29,582	—	29,582

Balance March 31, 2020	12,240,545	$12,241	$16,491,780	$3,720,823	$(1,093,538)	$19,130,306	$2,474,162	$21,605,468

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	$2,462,231	$19,521,532
Translation adjustment	—	—	—	—	182,293	182,293	—	182,293
Net income	—	—	—	1,011,150	—	1,011,150	29,264	1,040,414
Common stock issued	12,000	12	10,838	—	—	10,850	—	10,850
Dividends paid	—	—	—	(590,483)	—	(590,483)	—	(590,483)
Stock-based compensation	—	—	5,747	—	—	5,747	—	5,747

Balance March 31, 2019	11,711,657	$11,712	$15,344,870	$3,362,556	$(1,040,280)	$17,678,858	$2,491,495	$20,170,353

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020

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

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of 65% interest in EnP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% interest in EnP Investments, and EnP Investments is consolidated into the financial statements. The outside investor’s ownership interest in EnP Investments is included in noncontrolling interests in these consolidated financial statements from the acquisition date onward.

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides. The TPA division also manufactures two nitrogen conservation products for agriculture that slows nitrogen loss from fields.

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2019 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at March 31, 2020, the consolidated results of operations for the three months ended March 31, 2020 and 2019, and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2020 - $162,905; 2019 – $165,592). Shipping and handling costs incurred are included in cost of goods sold (2020 - $290,748; 2019 – $347,960).

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

(d) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Automobile	Straight-line over 5 years
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Right of Use Asset	Straight-line over lease term
Leasehold improvements	Straight-line over lease term

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019.

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

Per FASB ASC 740 “Income taxes” under the liability method it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $3,650,830 (48%) at March 31, 2020 (December 31, 2019 - $2,707,825 or 61%).

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

(s) Goodwill and intangible assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. The Company performs an annual goodwill impairment review in the fourth quarter of each year at the reporting unit level. The evaluation begins with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, it is determined likely that the fair value of a reporting unit is more than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, the Company performs a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

Intangible assets primarily include trademarks and trade secrets with indefinite lives and customer-relationships with finite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, or more frequently if indicators of impairment are present. Indefinite lived intangible assets are assessed using either a qualitative or a quantitative approach. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments, and historical company performance in assessing fair value. If it is determined the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. When using a quantitative approach, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of an impairment charge for the differential.

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2019 and 2018. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three months ended March 31, 2020.

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

Operating lease costs during the three months ended March 31, 2020 were $101,079 (2019 - $99,908).

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $819,079 as of January 1, 2019. The standard did not materially impact the Company’s consolidated statement of operations or its consolidated statement of cash flows for the three months ended March 31, 2020. See below for the Company’s updated lease policy and the required disclosures under ASC 842.

The Company is a lessee in five different leases that have various expiry dates within the next 5 years.

The table below summarizes the remaining expected lease payments under our operating leases as of March 31, 2020.

Future Lease Payments	March 31, 2020
2020	$304,591
2021	313,496
2022	93,155
2023	70,925
Thereafter	-
Less: imputed interest	(76,509)

Present value of operating lease liabilities	$705,658

Update to Lease Policy

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. The Company’s operating leases are included in ROU assets, lease liabilities-current portion and lease liability-less current portion in the accompanying consolidated balance sheets. ROU assets (which in plain English means “leases”) represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

4. Accounts Receivable

	March 31, 2020	December 31, 2019
Accounts receivable	$7,939,833	$4,740,867
Allowances for doubtful accounts	(267,362)	(270,652)
	$7,672,471	$4,470,215

5. Inventories

	March 31, 2020	December 31, 2019

Completed goods	$4,660,303	$3,818,876
Work in progress	297,824	416,950
Raw materials and supplies	3,944,746	4,946,960
	$8,902,873	$9,182,786

6. Property, Plant & equipment

	March 31, 2020	Accumulated	March 31, 2020
	Cost	Depreciation	Net
Buildings	$3,624,527	$2,636,575	$987,952
Automobiles	163,397	102,095	61,302
Computer hardware	43,318	41,306	2,012
Furniture and fixtures	108,590	97,859	10,731
Manufacturing equipment	5,649,910	3,102,395	2,547,515
Boat	34,400	22,353	12,047
Office equipment	1,673	721	952
Trailer	8,456	5,198	3,258
Leasehold Improvements	88,872	73,230	15,642
Land	345,017	-	345,017
Technology	96,297	96,297	-
	$10,164,457	$6,178,029	$3,986,428

	December 31, 2019	Accumulated	December 31, 2019
	Cost	Depreciation	Net
Buildings	$3,614,057	$2,619,914	$994,143
Automobiles	163,397	94,789	68,608
Computer hardware	43,540	41,233	2,307
Furniture and fixtures	108,906	97,030	11,876
Office equipment	1,827	733	1,094
Manufacturing equipment	5,634,255	3,106,526	2,527,729
Trailer	9,236	5,389	3,847
Boat	34,400	21,719	12,681
Leasehold improvements	88,872	68,571	20,301
Technology	105,177	105,177	—
Land	363,090	—	363,090
	$10,166,757	$6,161,081	$4,005,676

Amount of depreciation expense for the three months ended March 31, 2020: $99,948 (2019: $100,169) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

7. Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2020 Cost	Accumulated Amortization	March 31, 2020 Net
Patents	$186,870	$144,404	$42,466

	December 31, 2019 Cost	Accumulated Amortization	December 31, 2019 Net
Patents	$204,102	$157,526	$46,576

The decrease in the carrying amount of patents is primarily due to foreign currency translation effects. The 2020 cost in Canadian dollars - $265,102 (2019 - $265,102 in Canadian dollars).

Amount of amortization for 2020 - $4,110 (2019 - $4,110) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next three years is as follows:

2020	$16,438
2021	16,438
2022	13,700

8. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2018	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2019 and March 31, 2020	$2,534,275
Indefinite Lived Intangible Assets
Balance as of December 31, 2018	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2019 and March 31, 2020	$770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC.

Definite Life Intangible Assets
Balance as of December 31, 2018	$2,358,000
Amortization	(176,000)
Balance as of December 31, 2019	2,182,000
Amortization	(44,000)
Balance as of March 31, 2020	$2,138,000

Definite life intangible assets consists of customer relationships related to the acquisition of EnP Investments LLC (note 3). Customer relationships are amortized over their estimated useful life of 15 years.

Estimated amortization expense over the next five years is as follows:

2020	$176,000
2021	176,000
2022	160,000
2023	160,000
2024	160,000

9. Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2020	December 31, 2019

Long term deposits	$8,540	$30,630

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2018	$12,108
Return of equity	(6,250)
Loss in equity method investment	5,529
Balance, December 31, 2019	11,387
Return of equity	(6,563)
Balance, March 31, 2020	$4,824

Summarized profit and loss information related to the equity accounted investment is as follows:

2019

Net sales	$285,635
Net income	$11,058

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2018	$64,249
Return of equity	(9,292)
Gain in equity method investment	8,208
Balance, December 31, 2019 and March 31, 2020	$63,165

Summarized profit and loss information related to the equity accounted investment is as follows:

2019

Net sales	$75,870
Net income	$34,200

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

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to account for this investment at cost less impairment. A summary of the Company’s investment follows:

Balance, December 31, 2018	$500,000
Impairment	-
Balance, December 31, 2019 and March 31, 2020	$500,000

(e) In January 2019, the Company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2018	$-
Acquisition	1,001,000
Gain in equity method investment	290,033
Return on investment	(150,000)
Balance, December 31, 2019	1,141,033
Additional payment	1,000,000
Return on investment	(250,000)
Gain on equity method investment	140,182
Balance, March 31, 2020	$2,031,215

Further to the original investment amount, the Company has placed $1,000,000 in trust, to be released upon the LLC reaching a milestone related to earnings before interest, taxes and depreciation (“EBITDA”) targets. This amount was accounted for as restricted cash on the balance sheet and was released in January 2020. Further payments of $1,000,000 and $500,000 may become due should other subsequent milestones be reached. Summarized profit and loss information related to the equity accounted investment is as follows:

	2020	2019

Net sales	$2,791,754	$3,257,350
Gross profit	945,395	1,010,781
Net income	$280,364	$448,804

11. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory. The loan has an annual interest rate of 3.25% at March 31, 2020 (December 31, 2019 – 4.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2020, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Harris a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2020 were $1,641,085 (December 31, 2019 - $1,641,085).

(b) In June 2019, EnP Investments, LLC signed a new agreement with Midland States Bank (“Midland”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to $2,500,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.060 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.750% per annum or more than the maximum rate allowed by applicable law. The interest rate at March 31, 2020 is 5.0445% (December 31, 2019 – 6.075%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem Solutions Inc. is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of March 31, 2020, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of March 31, 2020 were $1,914,747 (December 31, 2019 – $748,897).

12. Long Term Debt

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (March 31, 2019 – 6.0%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The final payment was made in September 2019. Interest expense for the three months ended March 31, 2019 was $2,009.

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (March 31, 2020 – 3.25%; December 31, 2019 – 4.75%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. Interest expense for the three months ended March 31, 2020 was $34,458 (2019 - $54,958). The balance owing at March 31, 2020 was $2,970,238 (December 31, 2019 - $3,116,667).

The Company has committed to the following repayments:

2020	$739,285
2021	$585,714
2022	$585,714
2023	$585,714
2024	$473,811

(c) In April 2019, NanoChem Solutions Inc. signed a loan for $1,100,000 with Harris Bank with a rate of prime plus 0.5% (March 31, 2020 – 3.75%; December 31, 2019 – 5.25%) for the purchase of new manufacturing equipment. The Company paid interest only payments until February 2020, when equally monthly installments of the principal and interest are due until January 2024. Interest expense for the three months ended March 31, 2020 was $14,232 (2019 – $nil). The balance owing at March 31, 2020 was $1,054,166 (December 31, 2019 - $1,100,000)

The Company has committed to the following repayments:

2020	$206,249
2021	$275,000
2022	$275,000
2023	$275,000
2024	$22,917

(d) In January, 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the three months ended March 31, 2020 was $2,104 (2019 - $2,333). The principal balance owing at March 31, 2020 is $145,774 (December 31, 2019 - $152,241).

The Company has committed to the following repayments:

2020	$19,171
2021	$25,562
2022	$25,562
2023	$25,562
2024	$25,562

(e) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. The balance owing at March 31, 2020 is $9,188 (December 31, 2019 - $11,485).

The Company has committed to the following repayments:

2020	$6,891
2021	$2,297

As of March 31, 2020, Company was in compliance with all loan covenants.

Continuity	March 31, 2020	December 31, 2019
Balance, January 1	$4,380,393	4,351,743
Plus: Proceeds from loans	-	1,100,000
Less: Payments on loan	(201,027)	(1,071,350)
Balance, end of period	$4,179,366	$4,380,393

Outstanding balance	March 31, 2020	December 31, 2019
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	2,970,238	3,116,667
b) Long term debt – Harris Bank	1,054,166	1,100,000
c) Long term debt – Midland States Bank	145,774	152,241
d) Long term debt – Ford Credit	9,188	11,485
Long-term Debt	$4,179,366	$4,380,393
Less: current portion	(1,197,186)	(1,196,722)
	$2,982,180	$3,183,671

13. Convertible Note Payable

In October 2018, the Company issued a convertible note payable in the amount of $1,000,000 to EnP Investments LLC in connection with the acquisition of EnP Investments LLC. The convertible note is due on or before September 30, 2023 with 5% interest due per year. At the option of the holder, the Note may be converted to 400,000 shares in Flexible Solutions International Inc. The Company has the option to extend the note to no later than September 30, 2028.

In June 2019, the holder opted to convert $500,000 of the convertible note into 200,000 shares of the Company’s common stock.

14. Stock Options

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2019 and the three-month period ended March 31, 2020:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Granted	347,000	$2.44 – 4.13	$2.99
Cancelled or expired	(56,112)	$0.75 – 3.46	$1.41
Exercised	(315,888)	$0.75 – 1.70	$1.15
Balance, December 31, 2019	635,000	$0.75 – 4.13	$2.31
Cancelled or expired	(10,000)	$2.44 – 3.46	$2.85
Exercised	(25,000)	$0.75 – 1.05	$0.99
Balance, March 31, 2020	600,000	$0.75 – 4.13	$2.36
Exercisable, March 31, 2020	337,000	$0.75 – 4.13	$2.52

The weighted average remaining contractual life of options outstanding is 3.8 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2019

Expected life – years	3.0
Interest rate	1.69 – 1.93%
Volatility	43.89 – 57.24%
Weighted average fair value of options granted	$0.7892 – 1.6399

The Company did not grant any options during the three months ended March 31, 2020 or 2019. Options granted in previous quarters resulted in expenses in the amount of $11,272 for consultants (2019 - $5,747) and $18,310 for employees (2019 - $nil) during the quarter ended March 31, 2020. There were 15,000 employee and 10,000 consultant stock options exercised during the three months ended March 31, 2020 (2019 – 12,000 employee and nil consultant stock options).

As of March 31, 2020, there was approximately $113,721 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.3 years.

15. Capital Stock.

During the three months ended March 31, 2020, 15,000 shares were issued upon the exercise of employee stock options (2019 – 12,000) and 10,000 shares were issued upon the exercise of consultant stock options (2019 – nil).

In February 2019, the Company announced the payment of a special dividend to the existing stockholders of the Company as of March 6, 2019 in the amount of five cents per share.

In March 2019, the Company announced the payment of annual dividends of $0.15 per share, to be paid in two tranches. Shareholders of record on March 31, 2019 received $0.075 per share on April 15, 2019 and shareholders of record on September 30, 2019 received $0.075 per share on October 15, 2019. On March 19, 2020, the Company suspended the annual dividend until further notice due to the uncertainty surrounding the COVID-19 virus.

In June 2019, the holder of the Company’s convertible note opted to convert $500,000 of the convertible note into 200,000 shares of the Company’s common stock.

16. Non-Controlling Interests

EnP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, IL. The Company owns 65% of EnP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% EnP Investments. For financial reporting purposes, the assets, liabilities and earnings of the LLC are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC are recorded as noncontrolling interests in these consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholder’s interest in the earnings and equity of EnP Investments. Effective October 1, 2018, the Company paid $4,110,560 in cash and issued a $1,000,000 convertible note to acquire EnP Investments. EnP Investments is allocated to the TPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $669,111.

Balance, December 31, 2018	$2,462,231
Distribution	(296,875)
Noncontrolling interest share of profits	384,793
Balance, December 31, 2019	2,550,149
Distribution	(143,002)
Noncontrolling interest share of profits	67,015
Balance, March 31, 2020	$2,474,162

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

Three months ended March 31, 2020:

	EWCP	TPA	Total
Revenue	$89,928	$8,339,558	$8,429,486
Interest expense	-	101,425	101,425
Depreciation and amortization	10,476	137,582	148,058
Segment profit (loss)	(60,255)	1,324,930	1,264,675
Segment assets	545,187	9,722,640	10,176,827
Expenditures for segment assets	-	(96,280)	(96,280)

Three months ended March 31, 2019:

	EWCP	TPA	Total
Revenue	$123,139	$8,348,337	$8,471,476
Interest expense	-	129,007	129,007
Depreciation and amortization	11,608	136,671	148,279
Segment profit (loss)	(143,808)	1,154,958	1,011,150
Segment assets	502,783	9,658,406	10,161,189
Expenditures for segment assets	-	(1,275,835)	(1,275,835)

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Canada	$146,000	$75,952
United States and abroad	8,283,486	8,395,524
Total	$8,429,486	$8,471,476

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	March 31, 2020	December 31, 2019
Canada	$454,187	$480,243
United States	9,722,640	9,847,489
Total	$10,176,827	$10,327,732

Three customers accounted for $3,650,830 (48%) of sales during the three-month period ended March 31, 2020 (2019 - $3,790,213 or 45%).

18. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

19. Subsequent Events

In April 2020, the holder of our convertible note opted to cash it in for $500,000.

The outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, has resulted in a widespread health crisis that has affected economies and financial markets around the world resulting in an economic downturn. This outbreak may also cause staff shortages, reduced customer demand, increased government regulations or interventions, all of which may negatively impact the business, financial condition or results of options of the Company. The duration and impact of the COVID-19 outbreak is unknown at this time and it is not possible to reliably estimate the length and severity of these developments.

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

The third product line is nitrogen conservation products used for the agriculture industry. These products decrease the loss of nitrogen fertilizer after application to the filed and allow less fertilizer to be used. These products are made and sold by our TPA division.

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2020 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

Administrative salaries	D	Decrease in the Canadian dollar decreased our administrative salaries when reported in US dollars.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Professional fess	D	Increased accounting fees related to the acquisition and general legal representation in 2019 did not reoccur in 2020.

Travel	D	Travel decreased in 2020 due to COVID-19.

Commissions	D	Uncommissionable sales increased against commissionable sales.

Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three primary customers accounted for 44% of the Company’s sales during the three months ended March 31, 2020 (2019 - 45%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2020	2019

Company A	$985,941	$1,075,569
Company B	$915,820	745,906
Company C	$1,842,694	$1,968,737

Customers with balances greater than 10% of our receivables as of March 31, 2018 and 2017 are shown below:

	March 31,
	2020	2019

Company A	$603,655	$796,672
Company B	$2,037,071	$1,635,125
Company C	$1,010,104	$1,342,821

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product;
●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;
●	drought conditions, since we also sell our TPA product to farmers, and
●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2020 and 2019 are shown below:

	2020	2019

Cash provided (used) by operations	(1,254,997)	(1,694,187)
Long term deposits	22,084	-
Investment	(743,437)	(996,001)
Acquisition of equipment	(96,280)	(1,275,835)
Borrowings from line of credit	1,165,850	1,383,929
Repayment of loans	(201,027)	(205,262)
Dividends paid	-	(590,483)
Partnership distributions	(143,001)	-
Proceeds from sale of common stock	24,750	10,850
Changes in exchange rates	3,653	204,986

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2019, working capital was $11,928,245 (December 31, 2019 - $10,713,115) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $877,852 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next five years are as follows:

2020	$355,876
2021	$357,896
2022	$93,155
2023	$70,925

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2020. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 14, 2020

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

