Form 10-K/A
period 2019-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2020-05-26
CIK 1069394

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this amended report on Form 10-K/A is to include the audit report of MMP LLP, Chartered Professional Accountants, on the Company’s financial statements for the year ended December 31, 2018.

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

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2019, our working capital was $10,713,115 (2018 - $15,104,066) and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

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

To the Board of Directors and Stockholders of Flexible Solutions International Inc.

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

May 26, 2020	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	May 26, 2020
Daniel B. O’Brien

/s/ John H. Bientjes	Director	May 26, 2020
John H. Bientjes

/s/ Robert T. Helina	Director	May 26, 2020
Robert T. Helina

/s/ Thomas Fyles	Director	May 26, 2020
Thomas Fyles

/s/ Ben Seaman	Director	May 26, 2020
Ben Seaman

/s/ David Fynn	Director	May 26, 2020
David Fynn

