Form 10-Q
period 2020-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2020-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

(Exact Name of Issuer as Specified in Its Charter)

Alberta	71 163 0889
(State or other jurisdiction	(Employer Identification No.)
of incorporation or organization)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Issuer’s Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date
Common	12,240,545	August 14, 2020

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures;

●	Operational inefficiencies in distribution or other systems.

●	New tariffs relating to raw materials imported from China; and

●	Impact of the COVID-19 virus

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars - Unaudited)

	June 30, 2020	December 31, 2019

Assets
Current
Cash and cash equivalents	$4,820,052	$3,634,670
Accounts receivable (Note 4)	5,604,363	4,470,215
Inventories (Note 5)	7,895,793	9,182,786
Prepaid expenses	244,184	218,638
Total current assets	18,564,392	17,506,309
Property, plant and equipment (Note 6)	4,345,186	4,005,676
Right of use assets (Note 3)	635,045	789,205
Patents (Note 7)	38,356	46,576
Intangible assets (Note 8)	2,864,000	2,952,000
Long term deposits (Note 9)	8,540	30,630
Investments (Note 10)	3,016,175	1,915,585
Goodwill (Note 8)	2,534,275	2,534,275
Restricted cash (Note 10e)	-	1,000,000
Deferred tax asset	1,569,621	1,600,161
Total Assets	$33,575,590	$32,380,417
Liabilities
Current
Accounts payable	$515,996	$636,260
Accrued liabilities	391,110	181,234
Deferred revenue	226,262	213,221
Income taxes payable	2,000,728	1,770,105
Short term line of credit (Note 11)	1,640,382	2,389,982
Current portion of lease liability (Note 3)	382,249	405,670
Current portion of long term debt (Note 12)	990,083	1,196,722
Total current liabilities	6,146,810	6,793,194
Convertible note payable (Note 13)	-	500,000
Lease liabilities (Note 3)	252,796	383,535
Deferred income tax liability	1,058,641	1,058,641
Long term debt (Note 12)	3,202,998	3,183,671
Total liabilities	10,661,245	11,919,041
Stockholders’ Equity
Capital stock (see Note 15)
Authorized 50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,240,545 (December 31, 2019: 12,215,545) common shares	12,241	12,216
Capital in excess of par value	16,520,888	16,437,473
Other comprehensive loss	(1,024,476)	(994,610)
Accumulated earnings	4,853,690	2,456,148
Total stockholders’ equity – controlling interest	20,326,343	17,911,227
Non-controlling interests (Note 16)	2,552,002	2,550,149
Total Stockholders’ Equity	22,914,345	20,461,376

Total Liabilities and Stockholders’ Equity	$33,575,590	$32,380,417

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2020	2019
Sales	$7,709,607	$6,770,440
Cost of sales	5,288,498	4,618,363
Gross profit	2,421,109	2,152,077

Operating Expenses
Wages	493,927	563,253
Administrative salaries and benefits	193,020	226,650
Advertising and promotion	50,325	42,478
Investor relations and transfer agent fee	20,084	27,858
Office and miscellaneous	74,581	73,514
Insurance	86,679	84,655
Interest expense	54,650	118,465
Lease expense	116,776	114,759
Consulting	68,002	54,271
Professional fees	57,927	113,940
Travel	11,274	82,433
Telecommunications	10,506	11,273
Shipping	2,736	4,017
Research	11,598	35,360
Commissions	2,603	11,002
Bad debt expense	-	231,696
Currency exchange	(9,941)	89,047
Utilities	3,845	4,285
Total operating expenses	1,248,592	1,888,956

Operating income	1,172,517	263,121
Gain on investment	339,888	28,862
Interest income	12,200	39,281
Income before income tax	1,524,604	331,264

Income taxes
Income tax expense	(259,660)	(150,466)
Net income for the year including non-controlling interests	1,264,945	180,798
Less: Net income attributable to non-controlling interests	(132,078)	(208,531)
Net income (loss) attributable to controlling interest	$1,132,867	$(27,733)
Income (loss) per share (basic and diluted)	$0.09	$0.00
Weighted average number of common shares (basic)	12,240,545	11,769,635
Weighted average number of common shares (diluted)	12,263,698	12,052,443
Other comprehensive income (loss):
Net income	1,264,945	180,798
Unrealized gain (loss) on foreign currency translations	69,062	(56,194)
Total comprehensive income	$1,334,007	$124,604
Comprehensive income – non-controlling interest	(132,078)	(208,531)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,201,929	$(83,927)

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2020	2019
Sales	$16,139,093	$15,241,916
Cost of sales	10,768,445	10,314,252
Gross profit	5,370,648	4,927,664

Operating Expenses
Wages	1,029,360	1,093,930
Administrative salaries and benefits	397,563	491,742
Advertising and promotion	115,946	95,184
Investor relations and transfer agent fee	38,708	44,308
Office and miscellaneous	113,973	120,396
Insurance	218,248	187,390
Interest expense	156,075	247,472
Lease expense	235,244	229,211
Consulting	135,313	119,050
Professional fees	108,980	272,710
Travel	66,636	178,717
Telecommunications	22,382	22,301
Shipping	7,349	8,488
Research	40,176	55,446
Commissions	4,961	30,759
Bad debt expense	-	231,696
Currency exchange	(67,668)	181,111
Utilities	8,150	8,041
Total operating expenses	2,631,396	3,617,952

Operating income	2,739,252	1,309,712
Gain on investment	539,417	259,514
Interest income	12,614	55,533
Income before income tax	3,291,283	1,624,759

Income taxes
Deferred income tax recovery	-	125,999
Income tax expense	(694,648)	(529,546)
Net income for the period including non-controlling interests	2,596,635	1,221,212
Less: Net income attributable to non-controlling interests	(199,093)	(237,795)
Net income attributable to controlling interest	$2,397,542	$983,417
Income per share (basic and diluted)	$0.20	$0.08
Weighted average number of common shares (basic)	12,239,171	11,737,635
Weighted average number of common shares (diluted)	12,279,100	11,964,615
Other comprehensive income (loss):
Net income	2,596,635	1,221,212
Unrealized gain (loss) on foreign currency translations	(29,866)	126,099
Total comprehensive income	$2,566,769	$1,347,311
Comprehensive income – non-controlling interest	(199,093)	(237,795)
Comprehensive income attributable to Flexible Solutions International Inc.	$2,367,676	$1,109,516

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net income for the period including non-controlling interest	$2,596,635	$1,221,212
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	58,690	67,386
Depreciation and amortization	289,501	305,965
Bad debt expense	-	231,696
Increase (Decrease) in deferred income tax	-	(125,999)
Gain on investment	(467,153)	(259,514)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,113,307)	834,543
(Increase) Decrease in inventories	1,290,632	(561,557)
(Increase) Decrease in prepaid expenses	(26,379)	25,389
Increase (Decrease) in accounts payable and accrued liabilities	(24,903)	(100,731)
Increase (Decrease) in taxes payable	230,623	525,718
Increase (Decrease) deferred revenue	108,962	244

Cash provided by operating activities	2,943,301	2,164,352

Investing activities
Long term deposits	22,077	-
Investment	(633,437)	(832,251)
Net purchase of property, equipment and leaseholds	(561,136)	(1,317,593)

Cash (used in) investing activities	(1,172,496)	(2,149,844)

Financing activities
Repayment of short term line of credit	(749,600)	(298,131)
Loans	(187,313)	22,126
Convertible note	(500,000)	-
Dividends paid	-	(1,476,357)
Distributions to non-controlling interest	(197,239)	-
Proceeds of issuance of common stock	24,750	139,870

Cash (used in) financing activities	(1,609,402)	(1,612,492)

Effect of exchange rate changes on cash	23,979	109,798

Inflow (outflow) of cash	185,382	(1,488,186)
Cash, cash equivalents and restricted cash, beginning	4,634,670	7,857,936

Cash, cash equivalents and restricted cash, ending	$4,820,052	$6,369,750

Supplemental disclosure of cash flow information:
Income taxes paid	$464,026	$8,741
Interest paid	$156,075	$209,826
Common shares issued on conversion of convertible debt	-	500,000

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	(98,928)	(98,928)	—	(98,928)
Net income	—	—	—	1,264,675	—	1,264,675	67,015	1,331,690
Common stock issued	25,000	25	24,725	—	—	24,750	—	24,750
Distributions to non-controlling interests	—	—	—	—	—	—	(143,002)	(143,002)
Stock-based compensation	—	—	29,582	—	—	29,582	—	29,582

Balance March 31, 2020	12,240,545	$12,241	$16,491,780	$3,720,823	$(1,093,538)	$19,131,306	$2,474,162	$21,605,468
Translation adjustment	—	—	—	—	69,062	69,062	—	69,062
Net income (loss)	—	—	—	1,132,867	—	1,132,867	132,078	1,264,945
Distributions to noncontrolling interests	—	—	—	—	—	—	(54,238)	(54,238)
Stock-based compensation	—	—	29,108	—	—	29,108	—	29,108
Balance June 30, 2020	12,240,545	$12,241	$16,520,888	$4,853,690	$(1,024,476)	$20,362,343	$2,552,002	$22,914,345

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	$2,462,231	$19,521,532
Translation adjustment	—	—	—	—	182,293	182,293	—	182,293
Net income	—	—	—	1,011,150	—	1,011,150	29,264	1,040,414
Common stock issued	12,000	12	10,838	—	—	10,850	—	10,850
Dividends paid	—	—	—	(590,483)	—	(590,483)	—	(590,483)
Stock-based compensation	—	—	5,747	—	—	5,747	—	5,747

Balance March 31, 2019	11,711,657	$11,712	$15,344,870	$3,362,556	$(1,040,280)	$17,678,858	$2,491,495	$20,170,353
Translation adjustment	—	—	—	—	(56,194)	(56,194)	—	(56,194)
Net income (loss)	—	—	—	(27,733)	—	(27,733)	208,531	180,798
Common stock issued	305,888	306	628,714	—	—	629,020	—	629,020
Dividends paid	—	—	—	(885,874)	—	(885,874)	—	(885,874)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,461)	(16,461)
Stock-based compensation	—	—	61,638	—	—	61,638	—	61,638
Balance June 30, 2019	12,017,545	$12,018	$16,035,222	$2,448,949	$(1,096,474)	$17,399,715	$2,683,565	$20,083,280

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2020

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

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at June 30, 2020, the consolidated results of operations for the three and six months ended June 30, 2020 and 2019, the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the consolidated statements of stockholders equity for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2020 - $245,751; 2019 – $299,459). Shipping and handling costs incurred are included in cost of sales (2020 - $559,844; 2019 – $586,736).

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

((e) Impairment of Long-Lived Assets.

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

(f) Foreign Currency.

The functional currency of the Company is the U.S. dollar. The functional currency of three of the Company’s subsidiaries is the Canadian Dollar. The translation of the Canadian Dollar to the reporting currency of the Company, the U.S. Dollar, is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian Dollars, into the reporting currency, U.S. Dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income in the consolidated statements of operations and comprehensive income.

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019.

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

o) Contingencies

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

Per FASB ASC 740 “Income taxes” under the liability method it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2020, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $2,976,305 (53%) at June 30, 2020 (December 31, 2019 - $2,707,825 or 61%).

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2019 and 2018. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or six months ended June 30, 2020.

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

In November 2016, the FASB issued ASU2016-18 “Statement of Cash Flows” (Topic230); Restricted Cash (ASU2016-18), which defines new requirements for the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require retrospective application to each period presented. The Company adopted this guidance effective January 1, 2018 retrospectively. This ASU requires entities to present the statement of cash flows in a manner such that it reconciles beginning and ending totals of cash, cash equivalents, restricted cash or restricted cash equivalents. Also, when cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity should, for each period that a statement of financial position is presented, present on the face of the statement of cash flows or disclose in the notes to the financial statements, the line items and amounts of cash, cash equivalents, and restricted cash or restricted cash equivalents reported within the statement of financial position. The amounts, disaggregated by the line item in which they appear within the statement of financial position, must sum to the total amount of cash, cash equivalents, and restricted cash or restricted cash equivalents at the end of the corresponding period shown in the statement of cash flows.

u) Recent Accounting Pronouncements

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

Operating lease costs during the six months ended June 30, 2020 were $202,156 (2019 - $199,815).

The adoption of ASC 842 resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $819,079 as of January 1, 2019. The standard did not materially impact the Company’s consolidated statement of operations or its consolidated statement of cash flows for the six months ended June 30, 2020. See below for the Company’s updated lease policy and the required disclosures under ASC 842.

The Company is a lessee in five different leases that have various expiry dates within the next 5 years.

The table below summarizes the remaining expected lease payments under the operating leases as of June 30, 2020.

Future Lease Payments	June 30, 2020
2020	$203,512
2021	313,496
2022	93,155
2023	70,925
Thereafter	-
Less: imputed interest	(46,043)

Present value of operating lease liabilities	$635,045

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

4. Accounts Receivable

	June 30, 2020	December 31, 2019
Accounts receivable	$5,873,188	$4,740,867
Allowances for doubtful accounts	(268,825)	(270,652)
	$5,604,363	$4,470,215

5. Inventories

	June 30, 2020	December 31, 2019

Completed goods	$4,394,745	$3,818,876
Work in progress	-	416,950
Raw materials and supplies	3,501,048	4,946,960
	$7,895,793	$9,182,786

6. Property, Plant & equipment

	June 30, 2020	Accumulated	June 30, 2020
	Cost	Depreciation	Net
Buildings	$3,638,204	$2,660,118	$978,086
Automobiles	163,397	109,401	53,996
Computer hardware	43,417	41,519	1,898
Furniture and fixtures	110,895	98,871	12,024
Manufacturing equipment	6,155,714	3,236,036	2,919,678
Boat	34,400	22,987	11,413
Office equipment	1,741	803	938
Trailer	8,803	5,687	3,116
Leasehold Improvements	88,872	77,888	10,984
Land	353,053	-	353,053
Technology	100,245	100,245	-
	$10,698,741	$6,353,555	$4,345,186

	December 31, 2019	Accumulated	December 31, 2019
	Cost	Depreciation	Net
Buildings	$3,614,057	$2,619,914	$994,143
Automobiles	163,397	94,789	68,608
Computer hardware	43,540	41,233	2,307
Furniture and fixtures	108,906	97,030	11,876
Office equipment	1,827	733	1,094
Manufacturing equipment	5,634,255	3,106,526	2,527,729
Trailer	9,236	5,389	3,847
Boat	34,400	21,719	12,681
Leasehold improvements	88,872	68,571	20,301
Technology	105,177	105,177	—
Land	363,090	—	363,090
	$10,166,757	$6,161,081	$4,005,676

Amount of depreciation expense for six months ended June 30, 2020: $281,282 (2019: $297,746) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

7. Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	June 30, 2020 Cost	Accumulated Amortization	June 30, 2020 Net
Patents	$194,532	$156,176	$38,356

	December 31, 2019 Cost	Accumulated Amortization	December 31, 2019 Net
Patents	$204,102	$157,526	$46,576

The decrease in the carrying amount of patents is primarily due to foreign currency translation effects. The 2020 cost in Canadian dollars - $265,102 (2019 - $265,102 in Canadian dollars).

Amount of amortization for 2020 - $8,219 (2019 - $8,219) and is included in cost of sales in the consolidated statements of operations and comprehensive income.

Estimated amortization expense over the next four years is as follows:

2020	$16,438
2021	16,438
2022	13,700

8. Goodwill and Intangible Assets

Goodwill
Balance as of December 31, 2018	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2019 and June 30, 2020	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2018	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2019 and June 30, 2020	$770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC.

Definite Life Intangible Assets
Balance as of December 31, 2018	$2,358,000
Amortization	(176,000)
Balance as of December 31, 2019	2,182,000
Amortization	(88,000)
Balance as of June 30, 2020	$2,094,000

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

	June 30, 2020	December 31, 2019

Long term deposits	$8,540	$30,630

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting as ENP Peru is not controlled by the Company. A summary of the Company’s investment follows:

Balance, December 31, 2018	$12,108
Return of equity	(6,250)
Loss in equity method investment	5,529
Balance, December 31, 2019	11,387
Return of equity	(6,563)
Balance, June 30, 2020	$4,824

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2019

Net sales	$285,635
Net income	$11,058

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2018	$64,249
Return of equity	(9,292)
Gain in equity method investment	8,208
Balance, December 31, 2019 and June 30, 2020	$63,165

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2019

Net sales	$75,870
Net income	$34,200

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

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, December 31, 2018	$500,000
Impairment	-
Balance, December 31, 2019 and June 30, 2020	$500,000

(e) In January 2019, the Company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2018	$-
Acquisition	1,001,000
Gain in equity method investment	290,033
Return on investment	(150,000)
Balance, December 31, 2019	1,141,033
Additional payment	1,000,000
Return on investment	(360,000)
Gain on equity method investment	467,153
Balance, June 30, 2020	$2,248,186

Further to the original investment amount, the Company has placed $1,000,000 in trust, to be released upon the LLC reaching a milestone related to earnings before interest, taxes and depreciation (“EBITDA”) targets. This amount is accounted for as restricted cash on the balance sheet and was released in January 2020. Further payments of $1,000,000 and $500,000 may become due should other subsequent milestones be reached. Summarized profit and loss information related to the equity accounted investment is as follows for the six months ended June 30:

	2020	2019

Net sales	$5,790,221	$4,807,586
Gross profit	2,317,999	1,460,802
Net income	$934,307	$494,027

11. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan has an annual interest rate of 3.25% at June 30, 2020 (December 31, 2019 – 4.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2020, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Harris a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2020 were $1,640,382 (December 31, 2019 - $1,641,085).

(b) In April, 2020, EnP Investments, LLC signed a new agreement with Midland State Bank (“Midland”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount up to $3,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.050 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.500% per annum or more than the maximum rate allowed by applicable law. The interest rate at June 30, 2020 is 4.5% (December 31, 2019 – 6.075%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem Solutions Inc. is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of June 30, 2020, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of June 30, 2020 were $nil (December 31, 2019 – $748,897).

12. Long Term Debt

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (June 30, 2019 – 6.0%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The final payment was made in September 2019. Interest expense for the six months ended June 30, 2019 was $3,294.

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (June 30, 2020 – 3.25%; December 31, 2019 – 4.75%) to be repaid over 7 years with equal monthly installments plus interest along with two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. Interest expense for the six months ended June 30, 2020 was $50,590 (2019 - $106,911). The balance owing at June 30, 2020 was $2,523,810 (December 31, 2019 - $3,116,667).

The Company has committed to the following repayments:

2020	$885,714
2021	$585,714
2022	$585,714
2023	$585,714
2024	$473,811

(c) In April 2019, NanoChem Solutions Inc. signed a loan for up to $1,100,000 with Harris Bank with a rate of prime plus 0.5% (June 30, 2020 – 3.75%; December 31, 2019 – 5.25%) for the purchase of new manufacturing equipment. The Company paid interest only payments until February 2020, when equally monthly installments of the principal and interest are due until January 2024. Interest expense for the six months ended June 30, 2020 was $24,119 (2019 – $6,840). The balance owing at June 30, 2020 was $985,417 (December 31, 2019 - $1,100,000).

2020	$252,083
2021	$275,000
2022	$275,000
2023	$275,000
2024	$22,917

(d) In January, 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the six months ended June 30, 2020 was $3,905 (2019 - $4,508). The principal balance owing at June 30, 2020 was $139,003 (December 31, 2019 - $152,241).

The Company has committed to the following repayments:

2020	$25,562
2021	$25,562
2022	$25,562
2023	$25,562
2024	$25,562

(e) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. The balance owing at June 30, 2020 is $6,891 (December 31, 2019 - $11,485).

The Company has committed to the following repayments:

2020	$9,188
2021	$2,297

(f) In April 2020, NanoChem Solutions Inc. received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. Management expects the full amount of the loan to be forgiven but at this time, it cannot be proven and has chosen to list the loan as a long term debt. Eighteen equal installments of principal and interest are due starting November 2020 if the loan amount is not forgiven in full.

(g) In April 2020, EnP Investments, LLC. received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. Management expects the full amount of the loan to be forgiven but at this time, it cannot be proven and has chosen to list the loan as a long term debt. Eighteen equal installments of principal and interest are due starting November 2020 if the loan amount is not forgiven in full.

As of June 30, 2020, the Company was in compliance with all loan covenants.

Continuity	June 30, 2020	December 31, 2019
Balance, January 1	$4,380,393	4,351,743
Plus: Proceeds from loans	537,960	1,100,000
Less: Payments on loan	(725,272)	(1,071,350)
Balance, end of period	$4,193,081	$4,380,393

Outstanding balance	June 30, 2020	December 31, 2019
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	2,523,810	3,116,667
c) Long term debt – Harris Bank	985,417	1,100,000
d) Long term debt – Midland States Bank	139,003	152,241
e) Long term debt – Ford Credit	6,891	11,485
f) Long term debt – PPP	322,000	-
g) Long term debt – PPP	215,960	-
Long-term Debt	$4,193,081	$4,380,393
Less: current portion	(990,083)	(1,196,722)
	$3,202,998	$3,183,671

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

In April 2020, the holder opted to receive $500,000 and close the note.

14. Stock Options

The Company adopted a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the Plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years and the exercise price of all options that are issued cannot be less than the fair market value of the Company’s common stock at the date of grant.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2019 and the six month period ended June 30, 2020:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Granted	347,000	$2.44 – 4.13	$2.99
Cancelled or expired	(56,112)	$0.75 – 3.46	$1.41
Exercised	(315,888)	$0.75 – 1.70	$1.15
Balance, December 31, 2019	635,000	$0.75 – 4.13	$2.31
Cancelled or expired	(10,000)	$2.44 – 3.46	$2.85
Exercised	(25,000)	$0.75 – 1.05	$0.99
Balance, June 30, 2020	600,000	$0.75 – 4.13	$2.36
Exercisable, June 30, 2020	337,000	$0.75 – 4.13	$2.52

The fair value of each option grant is calculated using the following weighted average assumptions:

	2019	2018

Expected life – years	3.0	3.0
Interest rate	1.93%	2.8 – 2.96%
Volatility	43.89%	47.59 – 51.85%
Weighted average fair value of options granted	$1.0959	$0.4759 – 0.6313

During the six months ended June 30, 2020, the Company granted nil (2019 – 40,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $nil (2019 - $14,612). The Company granted nil stock options to employees during the six months ended June 30, 2020 (2019 – 113,000) which resulted in $nil in expenses (2019 - $41,279). Vesting of options granted in previous years resulted in expenses in the amount of $31,145 for employees (2019 - $nil) during the six months ended June 30, 2020 and $22,545 for consultants (2019 - $11,495) . There were 15,000 employee and 10,000 consultant stock options exercised during the during the six months ended June 30, 2020 (2019 – 102,000 employee and 15,888 consultant stock options).

As of June 30, 2020, there was approximately $79,404 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.0 years.

The aggregate intrinsic value of vested options outstanding at June 30, 2020 is $nil (2019 – $1,289,080).

15. Capital Stock.

During the six months ended June 30, 2020, 15,000 shares were issued upon the exercise of employee stock options (2019 – 102,000) and 10,000 shares were issued upon the exercise of consultant stock options (2019 – 15,888).

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

16. Non-Controlling Interests

EnP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, IL. Effective October 1, 2018, the Company paid $4,110,560 in cash and issued a $1,000,000 convertible note to acquire a 65% interest in EnP Investments. An unrelated party owns the remaining 35% of EnP Investments. For financial reporting purposes, the assets, liabilities and earnings of the LLC are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC is recorded as noncontrolling interests in these consolidated financial statements. The noncontrolling interest represents the unrelated third party’s interest in the earnings and equity of EnP Investments. EnP Investments is allocated to the TPA segment.

EnP Investments makes cash distributions to the unit holders based on formulas defined within its Ownership Interest Purchase Agreement dated October 1, 2018. Distributions, as defined in the Ownership Interest Purchase Agreement, are based on cash on hand to the extent it exceeds current and anticipated long-term and short-term needs, including, without limitation, needs for operating expenses, debt service, acquisitions, reserves, and mandatory distributions, if any.

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $723,350.

Balance, December 31, 2018	$2,462,231
Distribution to non-controlling interest	(296,875)
Noncontrolling interest share of profits	384,793
Balance, December 31, 2019	2,550,149
Distribution to non-controlling interest	(197,240)
Noncontrolling interest share of profits	199,093
Balance, |June 30, 2020	$2,552,002

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

Three months ended June 30, 2020:

	EWCP	TPA	Total
Revenue	$120,233	$7,589,374	$7,709,607
Interest expense	-	54,650	54,650
Depreciation and amortization	10,286	131,157	141,443
Segment profit (loss)	(10,217)	1,143,084	1,132,867
Segment assets	439,136	9,977,727	10,416,863
Expenditures for segment assets	-	(464,856)	(464,856)

Three months ended June 30, 2019:

	EWCP	TPA	Total
Revenue	$160,296	$6,610,144	$6,770,440
Interest expense	569	117,896	118,465
Depreciation and amortization	11,562	146,124	157,686
Segment profit (loss)	(205,967)	178,234	(27,733)
Segment assets	500,429	9,767,690	10,268,119
Expenditures for segment assets	-	(41,758)	(41,758)

Six months ended June 30, 2020:

	EWCP	TPA	Total
Revenue	$210,161	$15,928,932	$16,139,093
Interest expense	-	156,075	156,075
Depreciation and amortization	20,762	268,739	289,501
Segment profit (loss)	(70,472)	2,468,014	2,397,542
Segment assets	439,136	9,977,727	10,416,863
Expenditures for segment assets	-	(561,136)	(561,136)

Six months ended June 30, 2019:

	EWCP	TPA	Total
Revenue	$283,435	$14,958,481	$15,241,916
Interest expense	569	246,903	247,472
Depreciation and amortization	23,170	282,795	305,965
Segment profit (loss)	(349,775)	1,333,192	983,417
Segment assets	500,429	9,767,690	10,268,119
Expenditures for segment assets	-	(1,317,593)	(1,317,593)

The sales generated in the United States and Canada are as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Canada	$260,055	$214,618
United States and abroad	15,879,038	15,027,298
Total	$16,139,093	$15,241,916

The Company’s long-lived property and equipment, and patents are located in Canada and the United States as follows:

	June 30, 2020	December 31, 2019
Canada	$439,136	$480,243
United States	9,977,727	9,847,489
Total	$10,416,863	$10,327,732

Three customers accounted for $7,185,434 (45%) of sales during the six month period ended June 30, 2020 (2019 - $6,563,676 or 43%).

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2020 are discussed below:

Six Months ended June 30, 2020

Item	Increase (I) or Decrease (D)	Reason
Sales
EWCP products	D	Decreased customer orders.

TPA products	I	Growth in most product lines.

Administrative salaries	D	Decrease in the Canadian dollar decreased our administrative salaries when reported in US dollars.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Consulting	I	Added consultant to increase future growth.

Professional fess	D	Increased accounting fees related to the acquisition of the investment in the Florida LLC and general legal representation in 2019 did not reoccur in 2020.

Travel	D	Travel decreased in 2020 due to COVID-19.

Commissions	D	Uncommissioned sales increased against commissioned sales.

Bad Debt Expense	D	Customer failing to pay for product in 2019 did not reoccur.
Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended June 30, 2020

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TCA products	I	Growth in most product lines.

Administrative salaries	D	Decrease in the Canadian dollar decreased our administrative salaries when reported in US dollars.

Advertising and promotion	I	The ENP subsidiary makes greater use of advertising and promotion.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Consulting	I	Added consultant to increase future growth.

Professional fess	D	Increased accounting fees related to the acquisition of the investment in the Florida LLC and general legal representation in 2019 did not reoccur in 2020.

Travel	D	Travel decreased in 2020 due to COVID-19.

Commissions	D	Uncommissioned sales increased against commissioned sales.

Bad debt Expense	D	Customer failing to pay for product in 2019 did not reoccur.

Currency exchange	D	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounted for 45% of our sales during the three months ended June 30, 2020 (2019 –41%) and 45% of our sales during the six months ended June 30, 2020 (2019 – 43%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three months ended June 30,		Six months ended June 30,
Customer	2020	2019	2020	2019

A	$985,942	$717,046	$1,971,883	$1,792,616
B	$825,414	$944,502	$1,741,234	$1,857,821
C	$1,629,623	$1,111,915	$3,472,318	$2,913,240

Customers with balances greater than 10% of our receivables as of June 30, 2020 and 2019 are shown below:

	June 30,
	2020		2019

Company A	$1,307,363		$438,139
Company B	$545,062	*	$467,972
Company C	$1,123,881		$41,935	*
Company D	$627,759		$417,235
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

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies; and

●	drought conditions, since we also sell our TPA products to farmers; and

●	the impact of the COVID-19virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2020 and 2019 are shown below:

	2020	2019

Cash provided by (used in) operations	2,943,300	2,164,352
Long term deposits	22,077	-
Investment	(633,437)	(832,251)
Purchase of equipment	(561,136)	(1,317,593)
Repayments of short term line of credit	(749,600)	(298,131)
Advances from (repayments of) loans	(187,313)	22,126
Convertible note	(500,000)	-
Dividends paid	-	(1,476,357)
Distributions to non-controlling interest	(197,239)	-
Proceeds from issuance of common stock	24,750	139,870
Changes in exchange rates	23,979	109,798

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2020, working capital was $12,417,582 (December 31, 2019 - $10,713,115) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $742,438 over the term of five leases, the last expiring on September 30, 2023.

Commitments for rent in the next four years are as follows:

2020	$220,462
2021	$357,896
2022	$93,155
2023	$70,925

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2020.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2020. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2020

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

