Form 10-Q
period 2020-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2020-11-13
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date
Common	12,240,545	November 14, 2020

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION		4

Item 1.	Financial Statements.		4

	(a)	Unaudited Condensed Interim Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.	4

	(b)	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2020 and 2019.	5

	(c)	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2020 and 2019.	6

	(d)	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2020 and 2019.	7

	(e)	Unaudited Condensed Interim Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2020 and 2019.	8

	(e)	Notes to Unaudited Condensed Interim Consolidated Financial Statements for the Period Ended September 30, 2020.	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.		28

Item 4.	Controls and Procedures.		31

PART II.	OTHER INFORMATION		32

Item 6.	Exhibits.		32

SIGNATURES			33

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	International tariff treatment of products, both inputs and outputs;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures;

●	Operational inefficiencies in distribution or other systems.

●	New tariffs relating to raw materials imported from China; and

●	Impact of COVID-19 virus

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current
Cash and cash equivalents	$6,240,573	$3,634,670
Accounts receivable (Note 3)	5,786,736	4,470,215
Inventory (Note 4)	6,942,410	9,182,786
Prepaid expenses	344,030	218,638
Total current assets	19,313,749	17,506,309
Property, equipment and leaseholds, net (Note 5)	4,507,282	4,005,676
Operating right of use assets (Note 2)	562,673	789,205
Patents (Note 6)	34,247	46,576
Intangible assets (Note 7)	2,820,000	2,952,000
Long term deposits (Note 8)	8,540	30,630
Investments (Note 9)	3,018,144	1,915,585
Goodwill (Note 7)	2,534,275	2,534,275
Restricted cash (Note 9e)	-	1,000,000
Deferred tax assets	1,583,072	1,600,161
Total Assets	$34,381,982	$32,380,417

Liabilities
Current
Accounts payable	$750,233	$636,260
Accrued liabilities	333,965	181,234
Deferred revenue	264,988	213,221
Income taxes payable	2,370,931	1,770,105
Short term line of credit (Note 10)	1,640,382	2,389,982
Current portion of lease liabilities (Note 2)	370,538	405,670
Current portion of long term debt (Note 11)	958,610	1,196,722
Total current liabilities	6,689,647	6,793,194
Convertible note payable (Note 12)	-	500,000
Lease liabilities (Note 2)	192,135	383,535
Deferred income tax liability	1,058,641	1,058,641
Long term debt (Note 11)	2,605,787	3,183,671
Total liabilities	10,546,210	11,919,041

Stockholders’ Equity
Capital stock (Note 14)
Authorized
50,000,000 common shares with a par value of $0.001 each 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,240,545 (2019: 12,215,545) common shares	12,241	12,216
Capital in excess of par value	16,550,943	16,437,473
Other comprehensive loss	(967,806)	(994,610)
Accumulated earnings	5,436,059	2,456,148
Total stockholders’ equity – controlling interest	21,031,437	17,911,227
Non-controlling interests (Note 15)	2,804,335	2,550,149
Total Stockholders’ Equity	23,835,772	20,461,376
Total Liabilities and Stockholders’ Equity	$34,381,982	$32,380,417

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2020	2019
Sales	$8,112,930	$7,403,492
Cost of sales	5,597,513	5,024,130
Gross profit	2,515,417	2,379,362

Operating Expenses
Wages	531,759	554,454
Administrative salaries and benefits	200,018	199,055
Advertising and promotion	40,171	38,426
Investor relations and transfer agent fee	18,268	17,314
Office and miscellaneous	77,031	94,686
Insurance	125,739	141,997
Interest expense	43,872	94,319
Lease expense	115,348	116,005
Consulting	63,700	39,943
Professional fees	57,654	140,025
Travel	19,552	71,388
Telecommunications	10,174	11,006
Shipping	2,246	5,155
Research	17,114	15,551
Commissions	1,683	7,906
Currency exchange	18,461	9,823
Utilities	5,081	2,862
Total operating expenses	1,347,871	1,559,915

Operating income	1,167,546	819,447
Gain on sale of asset	9,490	-
Gain on investment	121,184	82,734
Interest income	13,583	13,621
Income before income tax	1,311,803	915,802

Income taxes
Income tax expense	(370,203)	(213,771)
Net income for the period including non-controlling interests	941,600	702,031
Less: Net income attributable to non-controlling interests	(359,231)	(289,983)
Net income attributable to controlling interest	$582,369	$412,048
Income per share (basic and diluted)	$0.05	$0.03
Weighted average number of common shares (basic)	12,240,545	12,108,110
Weighted average number of common shares (diluted)	12,306,432	12,277,789
Other comprehensive income (loss):
Net income	941,600	702,031
Unrealized gain (loss) on foreign currency translations	56,670	(24,773)
Total comprehensive income	$998,270	$677,258
Comprehensive income – non-controlling interest	(359,231)	(289,983)
Comprehensive income attributable to Flexible Solutions International Inc.	$639,039	$387,275

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2020	2019
Sales	$24,252,023	$22,645,408
Cost of sales	16,365,958	15,338,382
Gross profit	7,886,065	7,307,026

Operating Expenses
Wages	1,561,119	1,648,384
Administrative salaries and benefits	597,581	690,797
Advertising and promotion	156,117	133,610
Investor relations and transfer agent fee	56,976	61,622
Office and miscellaneous	191,004	215,082
Insurance	343,987	329,387
Interest expense	199,947	341,791
Lease expense	350,592	345,216
Consulting	199,013	158,993
Professional fees	166,634	412,735
Travel	86,188	250,105
Telecommunications	32,556	33,307
Shipping	9,595	13,643
Research	57,290	70,997
Commissions	6,644	38,665
Bad debt expense	-	231,696
Currency exchange	(49,207)	190,934
Utilities	13,231	10,903
Total operating expenses	3,979,267	5,177,867

Operating income	3,906,798	2,129,159
Gain on sale of assets	9,490	-
Gain on investment	660,601	342,248
Interest income	26,197	69,154
Income before income tax	4,603,086	2,540,561

Income taxes
Deferred income tax recovery	-	125,999
Income tax expense	(1,064,851)	(743,317)
Net income for the period including non-controlling interests	3,538,235	1,923,243
Less: Net income attributable to non-controlling interests	(558,324)	(527,778)
Net income attributable to controlling interest	$2,979,911	$1,395,465
Income per share (basic and diluted)	$0.24	$0.12
Weighted average number of common shares (basic)	12,239,633	11,862,484
Weighted average number of common shares (diluted)	12,300,732	12,009,934
Other comprehensive income (loss):
Net income	3,538,235	1,923,243
Unrealized gain (loss) on foreign currency translations	26,804	101,326
Total comprehensive income	$3,565,039	$2,024,569
Comprehensive income – non-controlling interest	(558,324)	(527,778)
Comprehensive income attributable to Flexible Solutions International Inc.	$3,006,715	$1,496,791

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net income for the period including non-controlling interests	$3,538,235	$1,923,243
Adjustments to reconcile net income to net cash:
Stock based compensation	88,745	129,024
Depreciation and amortization	445,588	462,448
Bad debt expense	-	231,696
Increase (decrease) in deferred income tax	17,089	(140,909)
Gain on investment	(582,086)	(265,764)

Changes in non-cash working capital items:
Increase in accounts receivable	(1,346,271)	(469,696)
Decrease in inventory	2,280,074	177,652
Increase in prepaid expenses	(125,674)	(156,436)
Increase in accounts payable and accrued liabilities	282,617	869,286
Increase in taxes payable	600,825	729,353
Increase (decrease) in deferred revenue	51,989	(14,251)

Cash provided by operating activities	5,251,131	3,475,646

Investing activities
Long term deposits	22,071	147
Investment	(520,473)	(898,023)
Net purchase of property, equipment and leaseholds	(826,515)	(1,397,196)

Cash used in investing activities	(1,324,917)	(2,295,072)

Financing activities
Repayment of short term line of credit	(749,600)	(957,045)
Loan repayments	(1,353,956)	(916,017)
Loan proceeds received	537,960	1,100,000
Convertible note	(500,000)	-
Dividends paid	-	(1,476,357)
Partnership distributions	(304,137)	(133,759)
Proceeds of issuance of common stock	24,750	335,010

Cash used in financing activities	(2,344,983)	(2,048,168)

Effect of exchange rate changes on cash	24,672	10,738

Inflow (Outflow) of cash	1,605,903	(856,856)
Cash and cash equivalents, beginning	4,634,670	7,857,936

Cash, cash equivalents and restricted cash, ending	$6,240,573	$7,001,080

Cash, cash equivalents and restricted cash consists of:
Cash	$5,240,573	6,001,080
Term Deposit	1,000,000	-
Restricted Cash	-	1,000,000
	6,240,573	7,001,080

Supplemental disclosure of cash flow information:
Income taxes paid	$464,026	$8,741
Interest paid	$199,947	$327,457
Common shares issued on conversion of convertible debt	-	500,000

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	(98,928)	(98,928)	—	(98,928)
Net income	—	—	—	1,264,675	—	1,264,675	67,015	1,331,690
Common stock issued	25,000	25	24,725	—	—	24,750	—	24,750
Distributions to non-controlling interests	—	—	—	—	—	—	(143,002)	(143,002)
Stock-based compensation	—	—	29,582	—	—	29,582	—	29,582

Balance March 31, 2020	12,240,545	$12,241	$16,491,780	$3,720,823	$(1,093,538)	$19,131,306	$2,474,162	$21,605,468
Translation adjustment	—	—	—	—	69,062	69,062	—	69,062
Net income	—	—	—	1,132,867	—	1,132,867	132,078	1,264,945
Distributions to non-controlling interests	—	—	—	—	—	—	(54,238)	(54,238)
Stock-based compensation	—	—	29,108	—	—	29,108	—	29,108
Balance June 30, 2020	12,240,545	$12,241	$16,520,888	$4,853,690	$(1,024,476)	$20,362,343	$2,552,002	$22,914,345
Translation adjustment	—	—	—	—	56,670	56,670	—	56,670
Net income	—	—	—	582,369	—	582,369	359,231	941,600
Distributions to non-controlling interests	—	—	—	—	—	—	(106,898)	(106,898)
Stock-based compensation	—	—	30,055	—	—	30,055	—	30,055
Balance September 30, 2020	12,240,545	$12,241	$16,550,943	$5,436,059	$(967,806)	$21,031,437	$2,804,335	$23,835,772

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	$2,462,231	$19,521,532
Translation adjustment	—	—	—	—	182,293	182,293	—	182,293
Net income	—	—	—	1,011,150	—	1,011,150	29,264	1,040,414
Common stock issued	12,000	12	10,838	—	—	10,850	—	10,850
Dividends paid	—	—	—	(590,483)	—	(590,483)	—	(590,483)
Stock-based compensation	—	—	5,747	—	—	5,747	—	5,747

Balance March 31, 2019	11,711,657	$11,712	$15,344,870	$3,362,556	$(1,040,280)	$17,678,858	$2,491,495	$20,170,353
Translation adjustment	—	—	—	—	(56,194)	(56,194)	—	(56,194)
Net income (loss)	—	—	—	(27,733)	—	(27,733)	208,531	180,798
Common stock issued upon exercise of stock options	105,888	106	128,714	—	—	129,020	—	129,020
Common stock issued – convertible debt	200,000	200	500,000	—	—	500,000	—	500,000
Dividends paid	—	—	—	(885,874)	—	(885,874)	—	(885,874)
Distributions to non-controlling interests	—	—	—	—	—	—	(16,461)	(16,461)
Stock-based compensation	—	—	61,638	—	—	61,638	—	61,638
Balance June 30, 2019	12,017,545	$12,018	$16,035,222	$2,448,949	$(1,096,474)	$17,399,715	$2,683,565	$20,083,280
Translation adjustment	—	—	—	—	(24,773)	(24,773)	—	(24,773)
Net income	—	—	—	412,048	—	412,048	289,983	702,031
Common stock issued	172,000	172	194,968	—	—	195,140	—	195,140
Distributions to non-controlling interests	—	—	—	—	—	—	(117,298)	(117,298)
Stock-based compensation	—	—	61,639	—	—	61,639	—	61,639
Balance September 30, 2019	12,189,545	$12,190	$16,291,829	$2,860,997	$(1,121,247)	$18,043,769	$2,856,250	$20,900,019

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended September 30, 2020

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

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at September 30, 2020, the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and the consolidated statements of stockholders’ equity for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Significant Accounting Policies.

These consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions and consist of cash and a term deposit of $1,000,000.

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue for the nine months ended September 30th (2020 - $339,560; 2019 – $431,771). Shipping and handling costs incurred are included in cost of goods sold for the nine months ended September 30th (2020 - $837,825; 2019 – $894,795).

((c) Allowance for Doubtful Accounts

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, asset impairment analysis, share-based payments and warrants, valuation allowances for deferred income tax assets, determination of useful lives of property, the discount rate of the right of use asset, equipment, leaseholds, intangible assets, and the valuation of inventory.

(m) Financial Instruments.

The fair market value of the Company’s financial instruments comprising cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short term line of credit were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments.

(n) Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs described below, of which the first two are considered observable and the last unobservable, that may be used to measure fair value

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

(p) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Per FASB ASC 740 “Income taxes” under the liability method it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2020, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Accounts receivable for the Company’s three primary customers totaled $3,088,120 (53%) at September 30, 2020 (December 31, 2019 - $2,707,825 or 61%).

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

(r) Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is initially recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through interest and other loss, net in the consolidated statements of operations and comprehensive income.

(s) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. The Company performs an annual goodwill impairment review in the at December 31 of each year at the reporting unit level. The evaluation begins with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, it is determined likely that the fair value of a reporting unit is more than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, the Company performs a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

Intangible assets primarily include trademarks and trade secrets with indefinite lives and customer-relationships with finite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, or more frequently if indicators of impairment are present. Indefinite lived intangible assets are assessed using either a qualitative or a quantitative approach. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments, and historical company performance in assessing fair value. If it is determined the fair value of the intangible asset is less than its carrying value, a quantitative test is then performed. When using a quantitative approach, the Company compares the fair value of the intangible asset to its carrying amount. If the estimated fair value of the intangible asset is less than its carrying amount, impairment is indicated, requiring recognition of an impairment charge for the differential.

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2019 and 2018. Based on the results of the assessment, it was determined that it is more likely than not the reporting units, and intangible asset had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during 2019, 2018 or the three or nine months ended September 30, 2020.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment” significant accounting policy.

(t) Leases

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

The table below summarizes the right-of-use asset and lease liability for the period ended September 30, 2020:

Right of Use Assets	September 30, 2020
Balance at December 31, 2019	$789,205
Depreciation	(226,532)
Balance at September 30, 2020	$562,673

Lease Liability
Balance at December 31, 2019	789,205
Lease interest expense	15,687
Payments	(242,399)
Balance at September 30, 2020	$562,493

Short-term portion	$370,358
Long-term portion	192,135
Total	$562,493

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

3. Accounts Receivable.

	September 30, 2020	December 31, 2019
Accounts receivable	$6,056,366	$4,740,867
Allowances for doubtful accounts	(269,630)	(270,652)
	$5,786,736	$4,470,215

4. Inventory.

	September 30, 2020	December 31, 2019

Completed goods	$2,921,840	$3,818,876
Work in progress	-	416,950
Raw materials and supplies	4,020,570	4,946,960
	$6,942,410	$9,182,786

5. Property, Plant & equipment.

	September 30, 2020	Accumulated	September 30, 2020
	Cost	Depreciation	Net
Buildings	$3,670,311	$2,682,225	$988,086
Automobiles	168,648	76,473	92,175
Computer hardware	43,473	41,715	1,758
Furniture and fixtures	110,972	100,006	10,966
Manufacturing equipment	6,348,792	3,312,880	3,035,912
Boat	34,400	23,621	10,779
Office equipment	1,779	874	905
Trailer	8,994	6,091	2,903
Leasehold Improvements	88,872	82,547	6,325
Land	357,473	-	357,473
Technology	102,417	102,417	-
	$10,936,131	$6,428,849	$4,507,282

	December 31, 2019	Accumulated	December 31, 2019
	Cost	Depreciation	Net
Buildings	$3,614,057	$2,619,914	$994,143
Automobiles	163,397	94,789	68,608
Computer hardware	43,540	41,233	2,307
Furniture and fixtures	108,906	97,030	11,876
Manufacturing equipment	5,634,255	3,106,526	2,527,729
Boat	34,400	21,719	12,681
Office equipment	1,827	733	1,094
Trailer	9,236	5,389	3,847
Leasehold improvements	88,872	68,571	20,301
Land	363,090	—	363,090
Technology	105,177	105,177	—
	$10,166,757	$6,161,081	$4,005,676

Amount of depreciation expense for 2020: $433,259 (2019: $450,119) and is included in cost of sales in the consolidated statements of operations and comprehensive income.

.

6. Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2020 Cost	Accumulated Amortization	September 30, 2020 Net
Patents	$198,747	$164,500	$34,247

	December 31, 2019 Cost	Accumulated Amortization	December 31, 2019 Net
Patents	$204,102	$157,526	$46,576

Decrease in 2020 cost was due to currency conversion. 2020 cost in Canadian dollars - $265,102 (2019 - $265,102 in Canadian dollars).

Amount of amortization for 2020 - $12,329 (2019 - $12,329)

Estimated amortization expense over the next three years is as follows:

2020	$16,438
2021	16,438
2022	13,700

7. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2018	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2019 and September 30, 2020	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2018	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2019 and September 30, 2020	$770,000

Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments LLC.

Definite Life Intangible Assets
Balance as of December 31, 2018	$2,358,000
Amortization	(176,000)
Balance as of December 31, 2019	2,182,000
Amortization	(132,000)
Balance as of September 30, 2020	$2,050,000

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

	September 30, 2020	December 31, 2019

Long term deposits	$8,540	$30,630

9. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting as ENP Peru is not controlled by the Company. A summary of the Company’s investment follows:

Balance, December 31, 2018	$12,108
Return of equity	(6,250)
Gain in equity method investment	5,529
Balance, December 31, 2019	11,387
Return of equity	(7,813)
Balance, September 30, 2020	$3,574

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2019

Net sales	$285,635
Net income	$11,058

(b) The Company has a 24% ownership interest in ENP Realty LLC (“ENP Realty”), which was acquired in fiscal 2018. ENP Realty is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2018	$64,249
Return of equity	(9,292)
Gain in equity method investment	8,208
Balance, December 31, 2019 and September 30, 2020	$63,165

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2019

Net sales	$75,870
Net income	$34,200

(c) In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. The Company has elected to account for this investment at cost.

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321-10-35, the Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, December 31, 2018	$500,000
Impairment	-
Balance, December 31, 2019 and September 30, 2020	$500,000

(e) In January 2019, the Company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2018	$-
Acquisition	1,001,000
Gain in equity method investment	290,033
Return on investment	(150,000)
Balance, December 31, 2019	1,141,033
Additional payment	1,000,000
Return on investment	(471,714)
Gain on equity method investment	582,086
Balance, September 30, 2020	$2,251,405

Further to the original investment amount, the Company had placed $1,000,000 in trust, to be released upon the LLC reaching a milestone related to earnings before interest, taxes and depreciation (“EBITDA”) targets. This amount is accounted for as restricted cash on the December 31, 2019 balance sheet and was reclassified as an investment during the nine-month period ended September 30, 2020. Further payments of $1,000,000 and $500,000 may become due should other subsequent milestones be reached. Summarized profit and loss information for the nine months ended September 30th related to the equity accounted investment is as follows:

	2020	2019

Net sales	$8,024,786	$6,875,157
Gross profit	3,251,607	1,951,078
Net income	$1,164,174	$646,996

10. Short-Term Line of Credit.

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan has an annual interest rate of 3.25% at September 30, 2020 (December 31, 2019 – 4.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Harris, Harris’ access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2020, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Harris a security interest in substantially all of the assets of NanoChem Solutions Inc., exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2020 were $1,640,382 (December 31, 2019 - $1,641,085).

(b) In April, 2020, EnP Investments, LLC signed a new agreement with Midland State Bank (“Midland”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount up to $3,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.050 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.500% per annum or more than the maximum rate allowed by applicable law. The interest rate at September 30, 2020 is 4.5% (December 31, 2019 – 6.075%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation of acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem Solutions Inc. is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of September 30, 2020, EnP Investments , LLC was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of Credit, EnP Investments, LLC granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of September 30, 2020 were $nil (December 31, 2019 – $748,897).

11. Long Term Debt.

(a) In September 2014, NanoChem Solutions Inc. signed a $1,005,967 promissory note with Harris Bank with a rate of prime plus 0.5% (September 30, 2019 – 5.75%) to be repaid over 5 years with equal monthly installments plus interest. This money was used to retire the previously issued and outstanding debt obligations. The final payment was made in September 2019. Interest expense for the nine months ended September 30, 2019 was $3,294.

(b) In October 2018, NanoChem Solutions Inc. signed a $4,100,000 term loan with Harris Bank with a rate of prime (September 30, 2020 – 3.25%; December 31, 2019 – 4.75%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in EnP Investments LLC. Interest expense for the nine months ended September 30, 2020 was $69,139 (2019 - $152,005). The balance owing at September 30, 2020 was $1,977,381 (December 31, 2019 - $3,116,667).

The Company has committed to the following repayments:

2020	$885,714
2021	$585,714
2022	$585,714
2023	$585,714
2024	$473,811

(c) In April 2019, NanoChem Solutions Inc. signed a loan for $1,100,000 with Harris Bank with a rate of prime plus 0.5% (September 30, 2020 – 3.75%; December 31, 2019 – 5.25%) for the purchase of new manufacturing equipment.

The Company paid interest only payments until February 2020, when equally monthly installments of the principal and interest are due until January 2024. Interest expense for the nine months ended September 30, 2020 was $33,317 (2019 – $21,399). The balance owing at September 30, 2020 was $916,667 (December 31, 2019 - $1,100,000).

The Company has committed to the following repayments:

2020	$252,083
2021	$275,000
2022	$275,000
2023	$275,000
2024	$22,917

(d) In January 2018, EnP Investments, LLC signed a $200,000 promissory note with Midland States Bank with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the nine months ended September 30, 2020 was $5,860 (2019 - $6,770). The principal balance owing at September 30, 2020 is $132,389 (December 31, 2019 - $152,241).

The Company has committed to the following repayments:

2020	$25,562
2021	$25,562
2022	$25,562
2023	$25,562
2024	$25,562

(e) In March, 2016, EnP Investments, LLC signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. In August 2020, the loan was paid off in full. The balance owing at September 30, 2020 is $nil (December 31, 2019 - $11,485).

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

As of September 30, 2020, the Company was in compliance with all loan covenants.

Continuity	September 30, 2020	December 31, 2019
Balance, January 1	$4,380,393	4,351,743
Plus: Proceeds from loans	537,960	1,100,000
Less: Payments on loan	(1,353,956)	(1,071,350)
Balance, end of period	$3,564,397	$4,380,393

Outstanding balance	September 30, 2020	December 31, 2019
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	1,977,381	3,116,667
c) Long term debt – Harris Bank	916,667	1,100,000
d) Long term debt – Midland States Bank	132,389	152,241
e) Long term debt – Ford Credit	-	11,485
f) Long term debt – PPP	322,000
g) Long term debt – PPP	215,960
Long-term Debt	$3,564,397	$4,380,393
Less: current portion	(958,610)	(1,196,722)
	$2,605,787	$3,183,671

12. Convertible note payable.

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

13. Stock Options.

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2019 and the nine month period ended September 30, 2020:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Granted	347,000	$2.44 – 4.13	$2.99
Cancelled or expired	(56,112)	$0.75 – 3.46	$1.41
Exercised	(315,888)	$0.75 – 1.70	$1.15
Balance, December 31, 2019	635,000	$0.75 – 4.13	$2.31
Cancelled or expired	(10,000)	$2.44 – 3.46	$2.85
Exercised	(25,000)	$0.75 – 1.05	$0.99
Balance, September 30, 2020	600,000	$0.75 – 4.13	$2.36
Exercisable, September 30, 2020	343,000	$0.75 – 4.13	$2.52

The fair value of each option grant is calculated using the following weighted average assumptions:

2019

Expected life – years	3.0
Interest rate	1.93%
Volatility	43.89%
Weighted average fair value of options granted	$1.0959

During the nine months ended September 30, 2020, the Company granted nil (2019 – 40,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $nil (2019 - $29,244). The Company granted nil stock options to employees during the nine months ended September 30, 2020 (2019 – 113,000) which resulted in expenses of $nil (2019 - $82,558). Vesting of options granted in previous years resulted in expenses in the amount of $54,929 for employees (2019 - $nil) during the nine months ended September 30, 2020 and $33,816 for consultants (2019 - $17,242). There were 15,000 employee and 10,000 consultant stock options exercised during the nine months ended September 30, 2020 (2019 – 204,000 employee and 85,888 consultant stock options).

As of September 30, 2020, there was approximately $49,349 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 0.75 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2020 is $nil (2019 - $224,330).

14. Capital Stock.

During the nine months ended September 30, 2020, 15,000 shares were issued upon the exercise of employee stock options (2019 – 204,000) and 10,000 shares were issued upon the exercise of consultant stock options (2019 – 85,888).

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

15. Non-Controlling Interests

EnP Investments is a limited liability company (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, IL. Effective October 1, 2018, the Company paid $4,110,560 in cash and issued a $1,000,000 convertible note to acquire a 65% interest in EnP Investments. An unrelated party owns the remaining 35% of EnP Investments. For financial reporting purposes, the assets, liabilities and earnings of the LLC are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC is recorded as noncontrolling interests in these consolidated financial statements. The noncontrolling interest represents the unrelated third party’s interest in the earnings and equity of EnP Investments. EnP Investments is allocated to the TPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $830,248.

Balance, December 31, 2018	$2,462,231
Distribution to non-controlling interest	(296,875)
Noncontrolling interest share of profits	384,793
Balance, December 31, 2019	2,550,149
Distribution to non-controlling interest	(304,138)
Noncontrolling interest share of profits	558,324
Balance, |September 30, 2020	$2,804,335

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

Three months ended September 30, 2020:

	EWCP	TPA	Total

Revenue	$101,215	$8,011,715	$8,112,930
Interest expense	-	43,872	43,872
Depreciation and amortization	10,531	145,555	156,086
Segment profit (loss)	(64,945)	647,314	582,369
Segment assets	437,298	10,021,179	10,458,477
Expenditures for segment assets	-	(265,379)	(265,379)

Three months ended September 30, 2019:

	EWCP	TPA	Total

Revenue	$91,945	$7,311,547	$7,403,492
Interest expense	-	94,319	94,319
Depreciation and amortization	11,660	144,823	156,483
Segment profit (loss)	(123,629)	535,677	412,048
Segment assets	483,543	9,623,560	10,107,103
Expenditures for segment assets	-	(79,603)	(79,603)

Nine months ended September 30, 2020:

	EWCP	TPA	Total

Revenue	$311,376	$23,940,647	$24,252,023
Interest expense	-	199,947	199,947
Depreciation and amortization	31,294	414,294	445,588
Segment profit (loss)	(135,417)	3,115,328	2,979,911
Segment assets	437,298	10,021,179	10,458,477
Expenditures for segment assets	-	(826,515)	(826,515)

Nine months ended September 30, 2019:

	EWCP	TPA	Total

Revenue	$375,380	$22,270,028	$22,645,408
Interest expense	569	341,222	341,791
Depreciation and amortization	34,830	427,618	462,448
Segment profit (loss)	(473,404)	1,868,869	1,395,465
Segment assets	483,543	9,623,560	10,107,103
Expenditures for segment assets	-	(1,397,796)	(1,397,196)

The sales generated in the United States, Canada and abroad are as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Canada	$373,863	$302,702
United States and abroad	23,878,160	22,342,706
Total	$24,252,023	$22,645,408

The Company’s property, equipment, leasehold and patents, intangible assets and goodwill are located in Canada and the United States as follows:

	September 30, 2020	December 31, 2019
Canada	$437,298	$480,243
United States	10,021,179	9,847,489
Total	$10,458,477	$10,327,732

Three customers accounted for $10,925,243 (45%) of sales during the nine months ended September 30, 2020 (2019 - $10,162,926 or 45%).

17. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

18. Subsequent Events

None.

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

Material changes in the Company’s Statement of Operations for the nine and three months ended September 30, 2020 are discussed below:

Nine Months ended September 30, 2020

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

Three months ended September 30, 2020

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

Three customers accounting for 49% of our sales during the three months ended September 30, 2020 (2019 – 49%) and 45% of our sales during the nine months ended September 30, 2020 (2019 - 45%). The amount of revenue attributable to each customer is shown below.

	Three months		Nine months
	ended September 30,		ended September 30,
Customer	2020	2019	2020	2019

A	$-	$806,677	$2,599,300	$2,599,293
B	$1,810,739	1,394,541	$3,551,972	3,254,992
C	$1,301,520	$1,395,401	$4,773,970	$4,308,640
D	842,645	$-	-	$-

Customers with balances greater than 10% of our receivables as of September 30, 2020 and 2019 are shown below:

	September 30,
	2020		2019

Company A	231,373	*	620,745
Company B	1,669,908		825,945
Company C	1,186,829		1,098,705
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

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2020 and 2019 are shown below:

	2020	2019

Cash provided by (used in) operations	5,251,131	3,475,646
Long term deposits	22,071	147
Investment	(520,473)	(898,023)
Purchase of equipment	(826,515)	(1,397,196)
Repayments of short term line of credit	(749,600)	(957,045)
Repayments of loans	(1,353,956)	(916,017)
Loan proceeds received	537,960	1,100,000
Convertible note	(500,000)	-
Dividends paid	-	(1,476,357)
Distributions to non-controlling interest	(304,137)	(133,759)
Proceeds from issuance of common stock	24,750	355,010
Changes in exchange rates	24,672	10,738

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2020, working capital was $11,624,102 (December 31, 2019 - $10,713,115) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating approximately $641,464 over the term of five leases, the last expiring on September 30, 2023.

Commitments in the next four years are as follows:

2020	$119,488
2021	$357,896
2022	$93,155
2023	$70,925

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending September 30, 2021.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2020

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2020. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 13, 2020

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

