Form 10-K
period 2020-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2021-03-31
CIK 1069394

united states

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. [  ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [  ] Yes [X] No

As of June 30, 2020 the aggregate market value of the Company’s common stock held by non-affiliates was $15,684,836 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 30, 2021, the Company had 12,312,545 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In June 2004 we purchased 52 U.S. and 139 International patents, as well as a 56,780 sq. ft. manufacturing plant near Chicago, Illinois from the bankruptcy estate of Donlar Corporation (“Donlar”) for $6.15 million. The IP we acquired from Donlar relates to water-soluble chemicals (“TPAs”) which prevent corrosion and scaling in water pipes used in the petroleum, chemical, utility and mining industries. TPAs are also used to enhance fertilizers and improve crop yields and as additives for household laundry detergents, consumer care products and pesticides. These assets are held in our wholly owned NanoChem Solutions Inc. subsidiary which has become our largest revenue generator.

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

In January 2020, ENP Realty, LLC became a wholly owned subsidiary of ENP Investments, LLC.

We operate through a number of wholly-owned subsidiaries which are mentioned in Note 1 to the consolidated financial statements included as part of this report. Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

Our website is www.flexiblesolutions.com

Our Products

Thermal Polyaspartates (“TPAs”)

We manufacture TPAs in our Peru, Illinois plant using a thermal polymerizing process. The multiple variants produced are optimized for individual market verticals and sold for end use or through distribution.

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

Principal Customers

The table below presents our revenue resulting from purchases by our three major customers for the periods presented.

	Year Ended December 31,
	2020	2019

Company A	$3,142,458	$3,047,448
Company B	$4,094,622	$4,117,109
Company C	$7,476,047	$5,649,949

Customers with balances greater than 10% of our receivable balances (with the exception of Company A) as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2020		2019

Company A	$336,381	*	$361,442	*
Company B	2,056,631		1,530,624
Company C	1,593,272		816,759
*less than 10%

Competition

TPAs: Our TPA products have direct competition with Lanxess AG (spun out of Bayer AG) (“Lanxess”), a German manufacturer of TPAs, which uses a patented process different from ours. We have cross-licensed each other’s processes and either company can use either process for the term of the patents involved. We believe that Lanxess has approximately the same production capacity and product costs as we do. We believe that we can compete effectively with Lanxess by offering excellent customer service in oilfield sales, superior distributor support in the agricultural marketplace and flexibility due to our relative size. In addition, we intend to continue to seek market niches that are not the primary targets of Lanxess. There are other competitors based in Asia.

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

In January 2020, ENP Investments, LLC acquired a 100% interest in ENP Realty, LLC and the 14,000 sq. ft manufacturing facility in Mendota, Illinois owned by this entity.

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

Research and Development

We spent $81,422 during the year ended December 31, 2020 and $123,660 during year ended December 31, 2019 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2020, we had 42 employees, including one officer, 14 sales and customer support personnel, and 27 manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

Our TPA business is the least seasonal, however there is a small increase in the spring related to inventory building for the crop season in the United States and a small slowdown in December as oilfield customers run down stock in advance of year end, but otherwise, there is little seasonal variation. We believe we are able to adequately respond to these seasonal fluctuations by reducing or increasing production as needed. The foregoing is equally true of our nitrogen conservation products. The use of our swimming pool products increases in summer months in most markets and results in our sales from January to June being greater than in July through December. Markets for our WATERSAVR® product are also seasonal, depending on the wet versus dry seasons in particular countries. We attempt to sell into a variety of countries with different seasons on both sides of the equator in order to minimize seasonality.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use WATERSAVR® in drinking water in the United States. Nevertheless, we may require county or state approval on a case by case basis. We expect to spend $50,000 on the marketing and production of our WATERSAVR® product in fiscal 2021.

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

Revenues from shipments made outside of the United States accounted for approximately 32% of our revenues in the year ended December 31, 2020, 45% in the year ended December 31, 2019 and 46% in the year ended December 31, 2018. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

We currently allow our major customers between 30 and 90 days to pay for each sale. This practice, while customary, presents an accounts receivable write-off risk if one or more of our significant customers defaulted on their payment obligations to us. Any such write-off, if substantial, would have a material adverse effect on our business and results of operations.

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

Third parties may seek to claim that our products and operations infringe on their patents or other intellectual property rights. We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from making, using or selling our products in the United States or internationally.

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

We lease a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,520 per month with a lease effective to December 2025 and 61,200 sq. ft. of warehouse space in Peru, Illinois used for storage and extra capacity at a cost of $27,000 per month with a lease effective to October 2021. We also lease a 1,300 sq. ft. facility in Mendota, IL used for offices at a cost of $860 per month with a lease effective to September, 2023.We own a 56,780 sq. ft. facility in Peru, Illinois and a 14,000 sq. ft facility in Mendota, Illinois which is used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, Alberta. We also own 3.3 acres of cleared and undeveloped land in Taber, Alberta.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

	High	Low

Year Ended December 31, 2020
First Quarter	$2.57	$1.06
Second Quarter	2.19	1.06
Third Quarter	2.93	1.87
Fourth Quarter	2.92	2.05

	High	Low

Year Ended December 31, 2019
First Quarter	$2.35	$1.35
Second Quarter	4.51	2.23
Third Quarter	4.32	2.36
Fourth Quarter	3.11	2.32

As of March 30, 2021, we had approximately 2,300 shareholders.

Our common stock also trades on the Frankfurt stock exchange under the symbol “FXT.”

The Company declared a special dividend of $0.05 per share on February 25, 2019, paid on March 15, 2019 to shareholders of record on March 6, 2019. On March 12, 2019 the Company announced an annual dividend of $0.15 per share to be paid in two tranches. Shareholders of record on March 31, 2019 were paid $0.075 on April 15, 2019 and shareholders of record on October 1, 2019 were paid the same amount on October 15, 2019. On March 18, 2020, the Company suspended the dividend until further notice due to the uncertainty surrounding the COVID-19 virus.

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2020 and 2019

As of March 30, 2021, we had 12,312,545 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2021:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	749,000	A

A. Options are exercisable at prices ranging from $0.75 to $4.13 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

The third product line is nitrogen conservation products for the agriculture industry. These products decrease the loss of nitrogen fertilizer after application to the field and allow less fertilizer to be used. These products are considered TPA products and are made and sold by our TPA division.

Material changes in the line items in our Statement of Income and Comprehensive Income for the year ended December 31, 2020 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products	D	Decrease in customer orders.
TPA products	I	Growth in most product lines.
Administrative salaries	D	Decrease in the Canadian dollar decreased our administrative salaries when reported in US dollars.
Interest expense	D	Decreased debt resulted in decreased interest expense.
Professional fess	D	Decreased accounting fees related to the acquisition of the investment in the Florida LLC and general legal representation in 2019 did not reoccur in 2020.
Travel	D	Travel decreased in 2020 due to COVID-19.
Commissions	I	One time commission for historic sales.
Bad Debt Expense	D	Customer failing to pay for product in 2019 did not reoccur.
Currency exchange	I

Currency exchange increased as a result of the movements in the US/Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s’ Canadian subsidiaries.

Gain on investment	I	Florida LLC that the Company invested in had higher net income in 2020.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;

●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;

●	drought conditions, since we also sell our TPA product to farmers; and

●	the impact of COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2020 and 2019 are shown below:

	2020	2019
Cash provided by operations	$5,705,441	$2,369,950
Long term deposits	22,090	147
Purchase of investments	(3,152,025)	(1,001,000)
Distributions from equity investments	972,295	165,542
Acquisition of ENP Realty, LLC	13,419	-
Purchases of equipment	(1,071,108)	(1,831,319)
Repayments of short term line of credit	(273,909)	(408,149)
Repayment of long term debt	(4,395,915)	(1,071,350)
Proceeds of long term debt	3,413,160	1,100,000
Lease financing costs	(385,541)	(376,675)
Dividends paid	-	(2,398,133)
Payment on convertible note	(500,000)	-
Distributions to non-controlling interests	(594,882)	(296,875)
Proceeds from sale of common stock	39,750	363,260
Changes in exchange rates	45,331	161,336

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2020, our working capital was $11,146,211 (2019 - $10,713,115) and we have no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $632,340 over the term of five leases, the last expiring on December 31, 2025.

Commitments for rent in the next five years are as follows:

2021	$334,620
2022	$78,240
2023	$77,100
2024	$70,440
2025	$71,940

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2021.

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

Revenue Recognition. We follow a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation, and (5) recognition of revenue when (or as) the performance obligation is satisfied. We fulfill our performance obligations when control transfers to the customer, which is generally at the time the product is shipped since risk of loss is transferred to the purchaser upon delivery to the carrier. We recognize revenue when there are no significant remaining performance obligations. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. To date, there have been no such significant post-delivery obligations.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2020 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Flexible Solutions International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Flexible Solutions International, Inc. (the “Company”) which comprise the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of inventory

At December 31, 2020, the Company’s inventory balance was $8,372,476. As discussed in Note 2 to the consolidated financial statements, the Company records inventory at the lower of cost on a first-in, first-out or weighted average basis and net realizable value. To determine inventory valuation, management conducts regular reviews of overhead costs and the calculation to allocate these expenditures to inventory cost.

We identified the assessment of valuation of inventory as a critical audit matter. Auditing management’s inventory valuation involved significant judgment because the estimates are based on several factors. In particular, in estimating inventory cost inputs, management developed assumptions such as the allocation of overhead expenditures to inventory cost.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding and reviewed the appropriateness over the Company’s costing of inventory. We performed substantive procedures over the inputs of costing of inventory, including overhead allocation by agreeing inputs to third party source documentation. We tested management’s allocation of overhead costs between inventory products by assessing the appropriateness of the allocation method and recalculated the formula used to determine computational accuracy. We performed analytical procedures to obtain an understanding of the impact of economic conditions and market competition. We compared the inventory on hand to related unit sales to assess the net realizable value of inventory and held discussions with management and operational personnel to help identify any slow-moving obsolete inventory.

Chartered Professional Accountants

Vancouver, Canada

March 31, 2021

We have served as the Company’s auditor since 2019.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	2020	2019

Assets
Current
Cash and cash equivalents	$3,472,776	$3,634,670
Term deposits	1,000,000	-
Accounts receivable (Note 4)	5,889,813	4,470,215
Inventories (Note 5)	8,372,476	9,182,786
Prepaid expenses	302,447	218,638
Total current assets	19,037,512	17,506,309
Property, equipment and leaseholds, net (Note 6)	5,142,041	4,005,676
Patents (Note 7)	30,137	46,576
Right of use assets (Note 3)	483,113	789,205
Intangible assets (Note 8)	2,776,000	2,952,000
Long term deposits (Note 9)	8,540	30,630
Investments (Note 10)	4,776,167	1,915,585
Goodwill (Note 8)	2,534,275	2,534,275
Restricted cash (Note 10e)	-	1,000,000
Deferred tax asset (Note 14)	299,603	1,600,161
Total Assets	$35,087,388	$32,380,417

Liabilities
Current
Accounts payable	$558,105	$636,260
Accrued liabilities	1,225,804	181,234
Deferred revenue	314,277	213,221
Income taxes payable	2,540,348	1,770,105
Short term line of credit (Note 11)	2,116,073	2,389,982
Current portion of lease liability (Note 3)	287,900	405,670
Current portion of long term debt (Note 12)	848,794	1,196,722
Total current liabilities	7,891,301	6,793,194
Lease liability (Note 3)	195,213	383,535
Convertible note payable (Note 13)	-	500,000
Deferred income tax liability (Note 14)	233,751	1,058,641
Long term debt (Note 12)	2,998,844	3,183,671
Total Liabilities	11,319,109	11,919,041

Stockholders’ Equity
Capital stock (Note 17)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,260,545 (2019: 12,215,545) common shares	12,261	12,216
Capital in excess of par value	16,633,190	16,437,473
Other comprehensive loss	(872,121)	(994,610)
Accumulated earnings	5,433,198	2,456,148
Total stockholders’ equity – controlling interest	21,206,528	17,911,227
Non-controlling interests (Note 18)	2,561,751	2,550,149
Total Stockholders’ Equity	23,768,279	20,461,376
Total Liabilities and Stockholders’ Equity	$35,087,388	$32,380,417

Subsequent events (See Note 19)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2020	2019
Sales	$31,407,454	$27,440,110
Cost of sales	21,641,035	18,819,572

Gross profit	9,766,419	8,620,538

Operating Expenses
Wages	2,169,825	2,225,400
Administrative salaries and benefits	804,272	891,481
Insurance	479,218	462,184
Lease expense	453,639	462,193
Professional fees	283,842	444,735
Consulting	277,277	273,815
Interest expense	260,657	428,371
Office and miscellaneous	250,330	257,780
Advertising and promotion	197,196	159,690
Commissions	148,922	76,302
Travel	95,053	318,844
Research	81,422	123,660
Investor relations and transfer agent fee	78,930	90,296
Telecommunications	43,535	44,451
Utilities	17,651	15,886
Shipping	12,839	18,750
Bad debt expense	1,016	231,696
Currency exchange	(6,890)	187,250
Total operating expenses	5,648,734	6,712,784
Operating income	4,117,685	1,907,754
Gain on sale of equipment (Note 6)	9,490	2,312
Gain on investments (Note 10)	877,358	323,824
Gain on acquisition of ENP Realty (Note 10b)	133,341	-
Interest income	53,101	80,731
Income before income tax	5,190,975	2,314,621
Income taxes (Note 14)
Deferred income tax (expense) recovery	(409,553)	602,421
Current income tax expense	(1,197,888)	(619,857)
Net income for the year including non-controlling interests	3,583,534	2,297,185
Net income attributable to non-controlling interests	(606,484)	(384,793)
Net income attributable to controlling interest	$2,977,050	$1,912,392

Income per share (basic and diluted) (Note 15)	$0.24	$0.16
Weighted average number of common shares (basic)	12,240,641	11,945,636
Weighted average number of common shares (diluted)	12,302,552	12,085,798

Other comprehensive income:
Net income	$3,583,534	$2,297,185
Unrealized gain on foreign currency transactions	122,489	227,963
Total comprehensive income	3,706,023	2,525,148
Comprehensive income – non-controlling interest	(606,484)	(384,793)
Comprehensive income attributable to Flexible Solutions International, Inc.	$3,099,539	$2,140,355

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2020	2019
Operating activities
Net income for the year including non-controlling interests	$3,583,534	$2,297,185
Adjustments to reconcile net income to net cash:
Stock based compensation	156,012	246,444
Depreciation and amortization	851,672	620,264
Lease right of use financing	53,768	79,143
Lease right of use amortization	331,773	297,532
Gain on investments	(877,358)	(323,824)
Bad debt expense	1,016	231,696
Deferred income tax expense (recovery)	409,553	(602,421)
Gain on sale of equipment	(9,490)	-
Changes in non-cash working capital items:
Increase in accounts receivable	(1,420,614)	(319,843)
(Increase) decrease in inventories	1,284,607	(478,343)
Increase in prepaid expenses	(83,809)	(18,332)
Increase (decrease) in accounts payable and accrued liabilities	553,478	(312,701)
Increase in taxes payable	770,243	567,097
Increase deferred revenue	101,056	86,053
Cash provided by operating activities	5,705,441	2,369,950

Investing activities
Long term deposits	22,090	147
Purchase of investments	(3,152,025)	(1,001,000)
Proceeds of equity investment distributions	972,295	165,542
Acquisition of ENP Realty LLC	13,419	-
Net purchase of property, equipment and leaseholds	(1,071,108)	(1,831,319)
Cash used in investing activities	(3,215,329)	(2,666,630)

Financing activities
Repayment of short term line of credit	(273,909)	(408,149)
Repayment of long term debt	(4,395,915)	(1,071,350)
Proceeds of long term debt	3,413,160	1,100,000
Lease financing costs	(385,541)	(376,675)
Repayment of convertible note	(500,000)	-
Dividends paid	-	(2,398,133)
Partnership distribution to non-controlling interest	(594,882)	(296,875)
Proceeds of issuance of common stock	39,750	363,260
Cash used in financing activities	(2,697,337)	(3,087,922)

Effect of exchange rate changes on cash	45,331	161,336

Outflow of cash	(161,894)	(3,223,266)
Cash resources, beginning	4,634,670	7,857,936

Cash resources, ending	$4,472,776	$4,634,670
Cash resources are comprised of:
Cash and cash equivalents	$3,472,776	$3,634,670
Term deposit	1,000,000	-
Restricted cash	-	1,000,000
	$4,472,776	$4,634,670
Supplemental disclosure of cash flow information:
Income taxes paid	$464,026	$207,501
Interest paid	260,657	429,789
Convertible note converted into common shares	-	500,000
Inventory additions in accounts payable and accrued liabilities	397,140	-

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

(U.S. Dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2018	11,699,657	$11,700	$15,328,285	$2,941,889	$(1,222,573)	$17,059,301	$2,462,231	$19,521,532
Translation adjustment	—	—	—	—	227,963	227,963	—	227,963
Net income	—	—	—	1,912,392	—	1,912,392	384,793	2,297,185
Common stock issued	515,888	516	862,744	—	—	863,260	—	863,260
Dividends paid	—	—	—	(2,398,133)	—	(2,398,133)	—	(2,398,133)
Distributions to noncontrolling interests	—	—	—	—	—	—	(296,875)	(296,875)
Stock-based compensation	—	—	246,444	—	—	246,444	—	246,444
Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	122,489	122,489	—	122,489
Net income	—	—	—	2,977,050	—	2,977,050	606,484	3,583,534
Common stock issued	45,000	45	39,705	—	—	39,750	—	39,750
Distributions to noncontrolling interests	—	—	—	—	—	—	(594,882)	(594,882)
Stock-based compensation	—	—	156,012	—	—	156,012	—	156,012
Balance December 31, 2020	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. , NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Conserve H2O Ltd., Natural Chem SEZC Ltd., and InnFlex Holdings Inc. and its 65% interest in ENP Investments, LLC (“ENP Investments”) and ENP Realty, LLC (“ENP Realty”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of a 65% interest in ENP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% interest in ENP Investments, and ENP Investments is consolidated into the financial statements. The outside investor’s ownership interest in ENP Investments is included in noncontrolling interests in these consolidated financial statements from the acquisition date onward. In 2020, ENP Investments increased their investment in ENP Realty from 24% to 100%, making ENP Realty a wholly-owned subsidiary of ENP Investments. ENP Realty is consolidated into the financial statements.

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

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. The Company applies the first-in, first-out or weighted average cost formulae to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2020 - $427,920; 2019 – $519,359). Shipping and handling costs incurred are included in cost of goods sold (2020 - $1,051,588; 2019 – $1,061,961).

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

(e) Impairment of Long-Lived Assets

In accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360), the Company reviews long-lived assets, including, but not limited to, property, equipment and leaseholds, patents and other assets, for impairment annually or whenever events or changes in circumstances indicate the carrying amounts of assets may not be recoverable. The carrying value of long-lived assets is assessed for impairment by evaluating operating performance and future undiscounted cash flows of the underlying assets. If the expected future cash flows of an asset are less than its carrying value, an impairment measurement is indicated. Long-lived assets are written down to net realizable value when management determines there has been a change in circumstances which indicates their carrying amounts may not be recoverable. Impairment charges are recorded to the extent that an asset’s carrying value exceeds its fair value. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the periods presented.

(f) Foreign Currency

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

(g) Revenue Recognition

The Company generates revenue primarily from energy and water conservation products and biodegradable polymer, as further discussed in Note 19.

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

(h) Stock Issued in Exchange for Services

The Company’s common stock issued in exchange for services is valued at estimated fair market value based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

(i) Stock-based Compensation

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

(j) Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised only of unrealized foreign exchange gains and losses.

(k) Income Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share is calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2020 and 2019.

(l) Use of Estimates

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, asset impairment analysis, share-based payments and warrants, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds and intangible assets, recoverability of accounts receivable, recoverability of investments, discount rates for right of use assets and the valuation of inventory.

(m) Fair Value of Financial Instruments

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.

The fair value of the long term debt for all periods presented approximate their respective carrying amounts due to these financial instruments being at market rates.

(n) Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2020, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(p) Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $14,713,127 (47%) for the year ended December 31, 2020 (2019 - $12,814,506 or 47%). Accounts receivable for the Company’s three primary customers totaled $3,986,284 (68%) at December 31, 2020 (2019 - $2,708,825 or 61%).

The credit risk on cash and cash equivalents is limited because the Company limits its exposure to credit loss by placing its cash and cash equivalents with major financial institutions. The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

The Company is exposed to foreign exchange risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities. The Company has not hedged its exposure to currency fluctuations.

The Company is exposed to interest rate risk to the extent that the fair value or future cash flows for financial liabilities will fluctuate as a result of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt.

In order to manage its exposure to interest rate risk, the Company is closely monitoring fluctuations in market interest risks and will refinance its long-term debt where possible to obtain more favourable rates.

(q) Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through other income (loss), net in the consolidated statements of income and comprehensive income.

(r) Goodwill and intangible assets

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2020 and 2019. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Impairment of Long Lived Assets” significant accounting policy.

(s) Recent Accounting Pronouncements

The Company has implemented all applicable new accounting pronouncements that are in effect. Those pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Leases

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

The table below summarizes the right-of-use asset and lease liability for the period ended December 31, 2020:

December 31, 2020
Right of Use Assets
Balance at December 31, 2019	$789,205
Addition	260,661
Termination	(234,980)
Depreciation	(331,773)
Balance at December 31, 2020	$483,113

Lease Liability
Balance at December 31, 2019	$789,205
Addition	260,661
Termination	(234,980)
Lease interest expense	53,768
Payments	(385,541)
Balance at December 31, 2020	$483,113

Short-term portion	$287,900
Long-term portion	195,213
Total	$483,113

Undiscounted rent payments for the next five years are as follows:

2021	$334,620
2022	78,240
2023	77,100
2024	70,440
2025	71,940
Total	$632,340
Impact of discounting	149,227
Lease liability, December 31, 2020	$483,113

4. Accounts Receivable

	2020	2019

Accounts receivable	$6,161,249	$4,740,867
Allowances for doubtful accounts	(271,436)	(270,652)
	$5,889,813	$4,470,215

5. Inventories

	2020	2019

Completed goods	$3,393,794	$3,818,876
Work in progress	152,595	416,950
Raw materials and supplies	4,826,087	4,946,960
	$8,372,476	$9,182,786

6. Property, Equipment and Leaseholds

	2020	Accumulated	2020
	Cost	Depreciation	Net
Buildings and improvements	$4,798,370	$2,836,142	$1,962,228
Automobiles	180,956	61,266	119,690
Computer hardware	43,593	41,957	1,636
Furniture and fixtures	111,145	101,186	9,959
Office equipment	1,864	971	893
Manufacturing equipment	6,154,425	3,573,748	2,580,677
Trailer	9,422	6,675	2,747
Boat	34,400	24,255	10,145
Leasehold improvements	88,872	87,205	1,667
Technology	107,295	107,295	—
Land	452,399	—	452,399
	$11,982,741	$6,840,700	$5,142,041

	2019	Accumulated	2019
	Cost	Depreciation	Net
Buildings and improvements	$3,614,057	$2,619,914	$994,143
Automobiles	163,397	94,789	68,608
Computer hardware	43,540	41,233	2,307
Furniture and fixtures	108,906	97,030	11,876
Office equipment	1,827	733	1,094
Manufacturing equipment	5,634,255	3,106,526	2,527,729
Trailer	9,236	5,389	3,847
Boat	34,400	21,719	12,681
Leasehold improvements	88,872	68,571	20,301
Technology	105,177	105,177	—
Land	363,090	—	363,090
	$10,166,757	$6,161,081	$4,005,676

Amount of depreciation expense for 2020: $659,233 (2019: $427,826) and is included in cost of sales in the consolidated statements of income and comprehensive income.

During the year, equipment with a cost of $79,517 and accumulated depreciation of $64,218 was disposed for proceeds of $24,789. The Company recognized a gain of $9,490 on the disposal.

7. Patents

	2020 Cost	Accumulated Amortization	2020 Net
Patents	$208,211	$178,074	$30,137

	2019 Cost	Accumulated Amortization	2019 Net
Patents	$204,102	$157,526	$46,576

Increase in 2020 cost was due to currency conversion. 2020 cost in Canadian dollars - $265,102 (2019 - $265,102 in Canadian dollars).

Amount of amortization for 2020: $16,439 (2019: $16,438) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next five years is as follows:

2021	$16,438
2022	13,699

8. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2019 and 2020	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2019 and 2020	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2018	$2,358,000
Amortization	(176,000)
Balance as of December 31, 2019	2,182,000
Amortization	(176,000)
Balances as of December 31, 2020	$2,006,000

Definite life intangible assets consist of customer relationships and software related to the acquisition of ENP Investments. Customer relationships and software are amortized over their estimated useful life of 15 years and 3 years, respectively.

Estimated amortization expense over the next five years is as follows:

2021	$176,000
2022	160,000
2023	160,000
2024	160,000
2025	160,000

9. Long Term Deposits

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and security deposits held by various vendors.

	2020	2019

Long term deposits	$8,540	$30,630

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2018	$12,108
Return of equity	(6,250)
Gain in equity method investment	5,529
Balance, December 31, 2019	11,387
Return of equity	(9,063)
Gain in equity method investment	1,498
Balance, December 31, 2020	$3,822

During the year ended December 31, 2020, the Company received $66,518 from ENP Peru. At the time of the receipt of this payment, the investment balance was $nil and the payment was not recorded against the investment balance but was included in gain on investments.

Summarized profit and loss information related to the equity accounted investment is as follows:

	2020	2019

Net sales	$295,800	$285,635
Net income	$2,996	$11,058

(b) In fiscal 2018, the Company acquired a 24% ownership interest in ENP Realty LLC (“ENP Realty”). ENP Realty is located in Illinois and leases warehouse space. During the year ended December 31, 2020, the other partners of ENP Realty withdrew from the partnership, resulting in ENP Realty becoming a wholly owned subsidiary of ENP Investments. As a result, ENP Realty is consolidated in the financial statements of the Company and a 35% non-controlling interest is recognized from the acquisition date onwards.

It was determined that ENP Realty did not meet the definition of a business in accordance with FASB Codification Topic 805, Business Combinations (ASC 805), and the acquisition was accounted for as an asset acquisition. The following table summarizes the final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in ENP Realty as of the acquisition date.

Investment eliminated upon consolidation	$63,165

Assets acquired:
Cash	13,419
Building	630,000
Land	85,000
Liabilities assumed:
Accounts payable	(15,797)
Long term debt	(450,000)
Deferred income tax liability	(66,116)
Total identifiable net assets:	196,506
Gain on acquisition of ENP Realty	$133,341

The income tax expense arising from the deferred income tax liability is net against gain on acquisition of ENP Realty in the consolidated statements of income and comprehensive income.

A summary of the Company’s investment follows:

Balance, December 31, 2018	$64,249
Return of equity	(9,292)
Gain in equity method investment	8,208
Balance, December 31, 2019	63,165
Investment eliminated upon consolidation	(63,165)
Balance, December 31, 2020	$-

Summarized profit and loss information related to the equity accounted investment is as follows:

2019

Net sales	$75,870
Net income	$34,200

(c) In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. In accordance with FASB Codification Topic 323, Investments – Equity Method and Joint Ventures (ASC 323), the Company has elected to account for this investment at cost.

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with ASC 323, the Company has elected to account for this investment at cost.

(e) In January 2019, the Company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, January 1, 2019	$-
Acquisition	1,001,000
Gain in equity method investment	290,033
Return of equity	(150,000)
Balance, December 31, 2019	1,141,033
Additional payments	2,518,684
Gain in equity method investment	809,342
Return of equity	(896,714)
Balance, December 31, 2020	$3,572,345

Further to the original investment amount, the Company had placed $1,000,000 in trust, which was released upon the Florida based LLC reaching a milestone related to earnings before interest, taxes and depreciation (“EBITDA”) targets. This amount was accounted for as restricted cash on the balance sheet as at December 31, 2019. During the year ended December 31, 2020, this amount was released. The additional payments of $2,518,684 made during the year ended December 31, 2020 related to contingent consideration which was dependent on the Florida based LLC meeting certain performance millstones during the year. Summarized profit and loss information related to the equity accounted investment is as follows:

	2020	2019

Net sales	$12,138,511	$8,991,883
Gross profit	4,688,654	3,323,828
Net income	$1,618,685	$580,066

(f) In December 2020, the Company invested $500,000 in Lygos Inc., a privately held entity. Both companies intend to work together in pursuit of sustainable aspartic acid through synthetic biology. The Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, January 1, 2020	$-
Acquisition	500,000
Balance, December 31, 2020	$500,000

11. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan had an annual interest rate of 4.75% and a balance of $1,641,085 at December 31, 2019. The revolving line of credit at Harris was paid in October 2020, upon the opening of the revolving line of credit at Midland States Bank (“Midland”).

(b) In April, 2020, ENP Investments signed a new agreement with Midland to renew the expiring credit line. The revolving line of credit is for an aggregate amount up to $3,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.050 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.500% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2020 is 4.5% (December 31, 2019 – 6.075%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of December 31, 2020, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, ENP Investments granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of December 31, 2020 were $541,456 (2019 – $748,897).

(c) In October 2020, the Company signed a new agreement with Midland to replace the expiring credit line at Harris. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory with a rate of prime plus 0.5%. The loan has an annual interest rate of 3.75% at December 31, 2020.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2020, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Midland a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2020 were $1,574,617 (2019 - $nil).

12. Long Term Debt

(a) In September 2014, NanoChem signed a $1,005,967 promissory note with Harris with a rate of prime plus 0.5% (September 30, 2019 – 5.75%) to be repaid over 5 years with equal monthly installments plus interest. Loan proceeds were used to retire the previously issued and outstanding debt obligations. The final payment was made in September 2019. Interest expense for the year ended December 31, 2019 was $3,294.

(b) In October 2018, NanoChem signed a $4,100,000 term loan with Harris with a rate of prime (December 31, 2019 – 4.75%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in ENP Investments. Interest expense for the year ended December 31, 2020 was $75,874 (2019 - $191,738). This loan was paid in October 2020 upon opening of credit facilities at Midland. The balance owing at December 31, 2019 was $3,116,667.

(c) In April 2019, NanoChem signed a loan for $1,100,000 with Harris with a rate of prime plus 0.5% (December 31, 2019 – 5.25%) for the purchase of new manufacturing equipment. The Company paid interest monthly until February 2020, when equal monthly installments of the principal and interest were due until January 2024. Interest expense for the year ended December 31, 2020 was $36,272 (2019 – $36,333). This loan was paid in October 2020 upon opening of credit facilities at Midland. The balance owing at December 31, 2019 was $1,100,000.

(d) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense for the year ended December 31, 2020 was $7,588 (2019 - $8,734). The principal balance owing at December 31, 2020 is $125,543 (2019 - $152,241).

The Company has committed to the following repayments:

2021	$28,410
2022	$29,900
2023	$31,508
2024	$33,202
2025	$2,523

(e) In March 2016, ENP Investments signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. In August 2020, the loan was paid off in full. The balance owing at December 31, 2019 was $11,485.

f) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. Management expects the full amount of the loan to be forgiven but as the forgiveness application has yet to be accepted, the Company has chosen to present the loan as a long term debt. Eighteen equal installments of principal and interest are due if the loan amount is not forgiven in full.

(g) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. Management expects the full amount of the loan to be forgiven but at this time, it cannot be proven and has chosen to list the loan as a long term debt. Eighteen equal installments of principal and interest are due if the loan amount is not forgiven in full.

(h) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. Interest expense for the year ended December 31, 2020 was $13,389 (2019 - $nil). The balance owing at December 31, 2020 is $1,920,976 (2019 - $nil).

The Company has committed to the following repayments:

2021	$368,332
2022	$382,705
2023	$397,414
2024	$413,516
2025	$359,009

(i) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. Interest expense for the year ended December 31, 2020 was $6,218 (2019 – $nil). The balance owing at December 31, 2020 is $822,380 (2019 - $nil).

2021	$441,260
2022	$381,120

(j) In January 2020, ENP Realty refinanced its mortgage and signed a loan for $450,000 with Stock Yards Bank & Trust to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the year ended December 31, 2020 was $18,049 (2019 – $nil). The balance owing at December 31, 2020 is $440,779 (2019 – $nil).

As of December 31, 2020, Company was in compliance with all loan covenants.

Continuity	2020	2019
Balance, January 1	$4,380,393	$4,351,743
Plus: Proceeds from loans	3,413,160	1,100,000
Plus: Loan acquired with acquisition of ENP Realty	450,000	-
Less: Payments on loan	(4,395,915)	(1,071,350)
Balance, December 31	$3,847,638	$4,380,393

Outstanding balance at December 31,	2020	2019
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	-	3,116,667
c) Long term debt – Harris Bank	-	1,100,000
d) Long term debt – Midland States Bank	125,543	152,241
e) Long term debt – Ford Credit	-	11,485
f) Long term debt – PPP	322,000	-
g) Long term debt - PPP	215,960	-
h) Long term debt – Midland States Bank	1,920,976	-
i) Long term debt – Midland States Bank	822,380	-
j) Long term debt – Stock Yards Bank & Trust	440,779	-
Long-term Debt	3,847,638	4,380,393
Less: current portion	(848,794)	(1,196,722)
	$2,998,844	$3,183,671

13. Convertible Note Payable

In October 2018, the Company issued a convertible note payable in the amount of $1,000,000 in connection with the acquisition of EnP Investments LLC. The convertible note is due on or before September 30, 2023 with 5% interest due per year. At the option of the holder, the Note may be converted into 400,000 shares in the Company’s common stock.

In June 2019, the holder opted to convert $500,000 of the convertible note payable into 200,000 shares of the Company’s common stock.

In April 2020, the Company repaid the remaining principal balance of $500,000 and accrued interest of $13,046.

14. Income Taxes

The provision for income tax expense (benefit) is comprised of the following:

	2020	2019
Current tax, federal	$739,113	$391,476
Current tax, state	334,361	177,096
Current tax, foreign	124,414	51,285
Current tax, total	1,197,888	619,857

Deferred income tax, federal	158,308	(293,796)
Deferred income tax, state	71,616	(132,908)
Deferred income tax, foreign	179,629	(175,717)
Deferred income tax, total	409,553	(602,421)
Total	$1,607,441	$17,436

The following table reconciles the income tax expense at the U.S. Federal statutory rate to income tax expense at the Company’s effective tax rates.

	2020	2019
Income before tax	$5,190,975	$2,314,621
US statutory tax rates	30.50%	30.50%
Expected income tax	1,583,247	705,960
Non-deductible items	(60,470)	(41,419)
Change in estimates and other	603,422	27,893
Change in enacted tax rate	-	(263,686)
Foreign tax rate difference	(120,372)	(400,593)
Change in valuation allowance	(398,386)	(10,719)
Total income taxes	1,607,441	17,436

Current income tax expense	1,197,888	619,857
Deferred tax expense (recovery)	409,553	(602,421)
Total income tax expense	$1,607,441	$17,436

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2020 and 2019 are comprised of the following:

	2020	2019
Canada
Non capital loss carryforwards	$1,638,357	$769,112
Intangible assets	18,863	63,998
Property, equipment and leaseholds	624,016	(350)
Financial instruments	26,690	-
	2,307,926	832,760
Valuation allowance	(2,307,926)	-
Net deferred tax asset	$-	$832,760

US
	2020	2019
Net operating loss carryforwards	$-	$152,299
Intangible assets	-	(1,058,641)
Investments	(167,635)	-
Property, equipment and leaseholds	135,277	264,952
Financial instruments	98,210	185,866
	65,852	(455,524)
Deferred tax asset not recognized	-	164,284
Net deferred tax asset (liability)	$65,852	$(291,240)

The Company has non-capital loss carryforwards of approximately $6,068,054 (2019 - $5,901,560) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

`	Loss
2029	891,014
2030	1,081,844
2031	1,245,577
2037	2,238,533
2038	372,149
2039	72,443
2040	166,494
Total	6,068,054

As at December 31, 2020, the Company has no net operating loss carryforwards available for US tax purposes.

Accounting for Uncertainty for Income Tax

As at December 31, 2020 and 2019, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

15. Income Per Share

The Company presents both basic and diluted income per share on the face of its consolidated statements of income. Basic and diluted income per share are calculated as follows:

	2020	2019

Net income attributable to controlling interest	$2,977,050	$1,912,392
Weighted average common shares outstanding:
Basic	12,240,641	11,945,636
Diluted	12,302,552	12,085,798
Net income per common share attributable to controlling interest:
Basic and diluted	$0.24	$0.16

Certain stock options whose terms and conditions are described in Note 15, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2020	2019

Anti-dilutive options	507,000	172,000

There were no preferred shares issued and outstanding during the years ended December 31, 2020 or 2019.

16. Stock Options.

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

The following table summarizes the Company’s stock option activities for the years ended December 31, 2020 and 2019:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2018	660,000	$0.75 – 1.75	$1.35
Granted	347,000	$2.44 – 4.13	$2.99
Cancelled or expired	(56,112)	$0.75 – 3.46	$1.41
Exercised	(315,888)	$0.75 – 1.70	$1.15
Balance, December 31, 2019	635,000	$0.75 – 1.75	$1.35
Granted	172,000	$2.44	$2.44
Cancelled or expired	(13,000)	$2.44 – 3.46	$2.75
Exercised	(45,000)	$0.75 – 1.05	$0.88
Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Exercisable, December 31, 2020	502,000	$0.75 – 4.13	$2.51

The weighted-average remaining contractual life of outstanding options is 3.40 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2020	2019
Expected life – years	3.0	3.0
Interest rate	0.37%	1.69 – 1.93%
Volatility	70.14%	43.89 – 57.24%
Weighted average fair value of options granted	$1.12	$0.7892 – 1.6399

During the year ended December 31, 2020, the Company granted 45,000 (2019 – 95,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $10,080 (2019 - $67,338). Options granted in other years resulted in additional expenses of $43,905 (2019 – $21,411). During the year ended December 31, 2020, employees were granted 127,000 (2019 – 252,000) stock options, which resulted in expenses of $28,316 (2019 – $157,695). Options granted in other years resulted in additional expenses in the amount of $73,711 for employees during the year ended December 31, 2020 (2019 - $nil). There were 35,000 employee and 10,000 consultant stock options exercised during the year ended December 31, 2020 (2019 – 220,000 employee; 95,888 consultant).

As of December 31, 2020, there was approximately $174,061 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.25 years.

The aggregate intrinsic value of vested options outstanding at December 31, 2020 is $nil (2019 – $67,720).

17. Capital Stock.

During the year ended December 31, 2020, 35,000 shares were issued upon the exercise of employee stock options (2019 – 220,000) and 10,000 shares were issued upon the exercise of consultant stock options (2019 – 95,888).

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

18. Non-Controlling Interests

ENP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% interest in ENP Investments. As of December 31, 2020, ENP Realty is a wholly owned subsidiary of ENP Investments. ENP Realty leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents the non-controlling unitholder’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the BCPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $1,120,992.

Balance, December 31, 2018	$2,462,231
Distribution	(296,875)
Non-controlling interest share of income	384,793
Balance, December 31, 2019	2,550,149
Distribution	(594,882)
Non-controlling interest share of income	606,484
Balance, December 31, 2020	$2,561,751

19. Segmented, Significant Customer Information and Economic Dependency.

The Company operates in two segments:

(a) Energy and water conservation products (as shown under the column heading “EWCP” below), which consists of a (i) liquid swimming pool blankets which saves energy and water by inhibiting evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blankets and which are designed to be used in still or slow moving drinking water sources.

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

Year ended December 31, 2020:

	EWCP	BCPA	Consolidated

Sales	$334,423	$31,073,031	$31,407,454
Interest expense	54	260,603	260,657
Depreciation	41,969	809,703	851,672
Current and deferred income tax expense	121,164	1,486,277	1,607,441
Segment profit	(536,220)	3,513,270	2,997,050
Segment assets	445,664	10,519,903	10,965,566
Expenditures for segment assets	-	1,071,108	1,071,108

Year ended December 31, 2019:

	EWCP	BCPA	Consolidated

Sales	$388,385	$27,051,725	$27,440,110
Interest expense	904	427,467	428,371
Depreciation	46,492	573,772	620,264
Income tax expense	-	619,857	619,857
Segment profit	(657,078)	2,569,470	1,912,392
Segment assets	480,243	9,847,489	10,327,732
Expenditures for segment assets	-	1,831,519	1,831,519

Sales by territory are shown below:

	2020	2019

Canada	$562,626	$1,125,566
United States and abroad	30,844,828	26,314,544
Total	$31,407,454	$27,440,110

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	2020	2019

Canada	$445,663	$480,243
United States	10,519,903	9,847,489
Total	$10,965,566	$10,327,732

Three customers accounted for $14,713,127 (47%) of sales made in 2020 (2019 - $12,814,506 or 47%).

20. Subsequent Events.

The Company issued 32,000 shares to employees and 20,000 shares to consultants upon the exercise of stock options in the three months ended March 31, 2021.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2020 we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	64	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	68	Director
Robert Helina	55	Director
Tom Fyles	69	Director
Ben Seaman	40	Director
David Fynn	63	Director

Daniel B. O’Brien has served as our President, Chief Executive Officer and Principal Financial and Accounting Officer, as well as a director since June 1998. He has been involved in the swimming pool industry since 1990, when he founded our subsidiary, Flexible Solutions Ltd. From 1990 to 1998 Mr. O’Brien was also a teacher at Brentwood College where he was in charge of outdoor education.

John H. Bientjes has been a director since 2000. From 1984 to 2018, Mr. Bientjes served as the manager of the Commercial Aquatic Supplies Division of D.B. Perks & Associates, Ltd., located in Vancouver, British Columbia, a company that markets supplies and equipment to commercial swimming pools which are primarily owned by municipalities. Mr. Bientjes retired in 2018. Mr. Bientjes graduated in 1976 from Simon Fraser University in Vancouver, British Columbia with a Bachelor of Arts Degree in Economics and Commerce.

Robert T. Helina has been a director since 2011. Mr. Helina has been involved in the financial services industry for over 30 years which has given him extensive knowledge in business, economics and finance. His specially is in Corporate Finance and Capital Markets. Mr. Helina holds a Bachelor of Arts degree from Trinity Western University.

Thomas M. Fyles has been a director since 2012. Dr. Fyles holds chemistry degrees from the University of Victoria (B.Sc. 1974) and York University (Ph.D. 1977). Following postdoctoral work in France, he joined the Chemistry Department at the University of Victoria in 1979 where he progressed through the academic ranks to Professor (1992) , Chair (2001 – 2006; 2008), and, on his retirement, Professor Emeritus (2017). His research program spanned analytical, synthetic, and physical chemistry with an emphasis on sensors, membranes, and water treatment processes.

Ben Seaman has been a director since 2016. Mr. Seaman has been the CEO of Eartheasy.com Sustainable Living Ltd since 2007, growing the company from $50K to over $25M in annual revenue. His company has contributed over $1M towards clean water projects in Kenya since 2013, and has been recognized internationally by the Stockholm Challenge Award and the Outdoor Industry Inspiration Award in 2016. Prior to 2007, he worked in sales and investor relations at Flexible Solutions. Mr. Seaman graduated from the University of Victoria with a Bachelor of Science degree in 2004. He has significant experience in launching new products, marketing, distribution and e-commerce in both the US and Canada. He’s a strong believer in the triple bottom line approach to business, giving consideration to social and environmental issues in addition to financial performance.

David Fynn has been a director since 2016. Mr. David Fynn is a Canadian Chartered Professional Accountant and services individuals/companies in many sectors including mining and commodities in his private practice. Mr. Fynn worked as a senior manager with KPMG in Canada and Ernst & Young in the United Kingdom and Saudi Arabia. Since 1996 he has been the principal of D.A. Fynn & Associates Inc., an accounting firm.

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Plan. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2020, none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

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

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2020.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2020	$695,352	—	—	—	—	$695,352
President, Chief Executive Financial and Accounting Officer	2019	$750,033	—	—	—	—	$750,003

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid. Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company. Mr. O’Brien requested his salary be dropped by $100,000/year during 2019 and the Compensation committee agreed. The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2021 will again be twice the annual salary less $100,000 paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2020 we issued 172,000 options pursuant to the Non-Qualified Plan (2019 – 347,000).

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2020, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	749,000	$2.42	232,000

Our Non-Qualified Stock Option Plan has been approved by our shareholders.

As of December 31, 2020, options to purchase 749,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $0.75 and $4.13 per share and the options expire at various dates between on December 31, 2021 and December 31, 2025.

No options were exercised by our executive officers during the fiscal year ended December 31, 2020.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $6,000 annually for each year that they serve with an additional $4,000 paid to the head of the Audit Committee -

Our directors received the following compensation in 2020:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$10,000	—	—
Robert Helina	$6,000
Tom Fyles	$6,000	—	—
Ben Seaman	$6,000	—	—
David Fynn	$6,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

Daniel B. O’Brien was not compensated for serving as a director during 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 30, 2021 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	36.70%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	0	0%
46081 Greenwood Dr.
Chilliwack, BC
Canada V2R 4C9

Robert Helina	35,000	0.3%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	15,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors
as a group (6 persons)	4,571,900	37.1%

Other Principal Shareholders
Comprehensive Financial Planning, Inc.	1,383,346	11.3%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2021, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Robert Helina	5,000	$1.42	December 31, 2021
	5,000	$1.70	December 31, 2022
	5,000	$3.46	December 31, 2023
	5,000	$2.44	December 31, 2024

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

In August 2020, Morgan & Company, LLP merged with Smythe, LLP. Both companies are referenced as Smythe below.

Smythe examined our financial statements for the years ended December 31, 2020 and 2019.

Audit Fees

Smythe was paid $88,636 in the fiscal year ended December 31, 2020 for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during that fiscal year. Smythe was paid $74,309 for the professional services rendered in the review of our quarterly report for the period ended September 30, 2019 and for the audit of our annual financial statements ended December 31, 2019. MNP, LLP, the previous auditor to Smythe, was paid $15,451 for the review of our quarterly reports for the periods ended March 31, 2019 and June 30, 2019.

Tax Fees

Smythe, LLP has been retained to file our taxes for the fiscal years ended December 31, 2018 and onwards. No fees have been charged to date.

All Other Fees

Smythe was not paid any other fees for professional services during the fiscal years ended December 31, 2020 and 2019.

Audit Committee Pre-Approval Policies

Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. Our Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, our Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for, and time period for such pre-approved services. The policy requires our Audit Committee to be informed of each service and the policies do not include any delegation of our Audit Committee’s responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

During the year ended December 31, 2020 our Audit Committee approved all of the fees paid to Smythe, LLP. Our Audit Committee has determined that the rendering of all non-audit services by Smythe, LLP is compatible with maintaining its independence. During the year ended December 31, 2020, none of the total hours expended on our financial audit by Smythe, LLP were provided by persons other than Smythe, LLP’s full-time permanent employees.

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

March 31, 2021	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 31, 2021
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 31, 2021
John H. Bientjes

/s/ Robert T. Helina	Director	March 31, 2021
Robert T. Helina

/s/ Thomas Fyles	Director	March 31, 2021
Thomas Fyles

/s/ Ben Seaman	Director	March 31, 2021
Ben Seaman

/s/ David Fynn	Director	March 31, 2021
David Fynn

