Form 10-Q
period 2021-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2021-05-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

Class of Stock	No. Shares Outstanding	Date
Common	12,315,746	May 14, 2021

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current
Cash and cash equivalents	$1,853,567	$3,472,776
Term deposits	1,000,000	1,000,000
Accounts receivable (Note 4)	7,539,314	5,889,813
Inventories (Note 5)	9,989,338	8,372,476
Prepaid expenses	243,243	302,447
Total current assets	20,625,462	19,037,512
Property, equipment and leaseholds, net (Note 6)	5,053,321	5,142,041
Patents (Note 7)	26,028	30,137
Right of use assets (Note 3)	408,230	483,113
Intangible assets (Note 8)	2,732,000	2,776,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	4,972,635	4,776,167
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	299,603	299,603
Total Assets	$36,660,094	$35,087,388

Liabilities
Current
Accounts payable	$515,518	$558,105
Accrued liabilities	395,569	1,225,804
Deferred revenue	278,417	314,277
Income taxes payable	3,053,671	2,540,348
Short term line of credit (Note 11)	3,228,434	2,116,073
Current portion of lease liability (Note 3)	223,535	287,900
Current portion of long term debt (Note 12)	837,724	848,794
Total current liabilities	8,532,868	7,891,301
Lease liability (Note 3)	184,695	195,213
Deferred income tax liability	233,751	233,751
Long term debt (Note 12)	2,263,097	2,998,844
Total Liabilities	11,214,411	11,319,109

Stockholders’ Equity
Capital stock (Note 15)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,315,746 (December 31, 2020: 12,260,545) common shares	12,316	12,261
Capital in excess of par value	16,749,084	16,633,190
Other comprehensive loss	(789,769)	(872,121)
Accumulated earnings	6,883,769	5,433,198
Total stockholders’ equity – controlling interest	22,855,400	21,206,528
Non-controlling interests (Note 16)	2,590,283	2,561,751
Total Stockholders’ Equity	25,455,683	23,768,279
Total Liabilities and Stockholders’ Equity	$36,660,094	$35,087,388

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2021	2020

Sales	$7,624,697	$8,429,486
Cost of sales	4,916,776	5,479,947

Gross profit	2,707,921	2,949,539

Operating Expenses
Wages	579,355	535,433
Administrative salaries and benefits	222,490	204,543
Insurance	124,458	131,569
Consulting	72,961	67,311
Lease expense	66,028	118,468
Interest expense	62,274	101,425
Professional fees	53,689	51,053
Office and miscellaneous	42,119	39,392
Advertising and promotion	34,770	65,621
Investor relations and transfer agent fee	25,087	18,624
Research	18,275	28,578
Travel	10,994	55,362
Telecommunications	9,991	11,876
Currency exchange	8,300	(57,727)
Commissions	4,768	2,358
Shipping	4,355	4,613
Utilities	2,722	4,305

Total operating expenses	1,342,636	1,382,804

Operating income	1,365,285	1,566,735
PPP loan forgiveness	537,960	-
Gain on investments	208,968	199,529
Interest income	10,298	414
Income before income tax	2,122,511	1,766,678

Income taxes
Deferred income tax recovery	-	-
Income tax expense	(485,456)	(434,988)

Net income for the period including non-controlling interests	1,637,055	1,331,690
Less: Net income attributable to non-controlling interests	(186,484)	(67,015)
Net income attributable to controlling interest	$1,450,571	$1,264,675

Income per share (basic and diluted)	$0.12	$0.10
Weighted average number of common shares (basic)	12,292,452	12,237,798
Weighted average number of common shares (diluted)	12,518,331	12,300,896
Other comprehensive income (loss):
Net income	1,637,055	1,331,690
Unrealized gain (loss) on foreign currency translations	82,352	(98,928)
Total comprehensive income	1,719,407	1,232,762
Comprehensive income – non-controlling interest	(186,484)	(67,015)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,532,923	$1,165,747

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating activities
Net income for the period including non-controlling interests	$1,637,055	$1,331,690
Adjustments to reconcile net income to net cash:
Stock based compensation	39,589	29,582
Depreciation and amortization	232,965	148,058
Lease right of use financing	8,187	17,532
Lease right of use amortization	74,884	83,547
Gain on investments	(208,968)	(140,182)
PPP loan forgiveness	(537,960)	-

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(1,649,501)	(3,192,845)
(Increase) Decrease in inventories	(1,616,862)	235,397
(Increase) Decrease in prepaid expenses	59.204	(85,116)
Increase (Decrease) in accounts payable and accrued liabilities	(872,823)	444,898
Increase (Decrease) in taxes payable	513,323	(29,038)
Increase (Decrease) deferred revenue	(35,860)	2,560

Cash used in operating activities	(2,356,767)	(1,153,917)

Investing activities
Long term deposit	-	22,084
Purchase of investments	-	(1,000,000)
Proceeds of equity investment distributions	12,500	256,563
Net purchase of property, equipment and leaseholds	(96,136)	(96,280)

Cash used in investing activities	(83,636)	(817,633)

Financing activities
Draw from short term line of credit	1,112,361	1,165,850
Repayment of long term debt	(208,857)	(201,027)
Lease financing costs	(83,070)	(101,079)
Partnership distributions	(157,952)	(143,002)
Proceeds from issuance of common stock	76,360	24,750

Cash provided by financing activities	738,842	745,492

Effect of exchange rate changes on cash	82,352	3,653

Outflow of cash	(1,619,209)	(1,222,405)
Cash, cash equivalents and restricted cash, beginning	4,472,776	4,634,670

Cash, cash equivalents and restricted cash, ending	$2,853,567	$3,412,265

Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$1,853,567	$3,412,265
Term deposits	1,000,000	-
	$2,853,567	$3,412,265

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$464,026
Interest paid	$62,274	$101,245

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF Stockholders’ Equity

(U.S. Dollars — Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2020	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279
Translation adjustment	—	—	—	—	82,352	82,352	—	82,352
Net income	—	—	—	1,450,571	—	1,450,571	186,484	1,637,055
Common stock issued	55,201	55	76,305	—	—	76,360	—	76,360
Distributions to non-controlling interests	—	—	—	—	—	—	(157,952)	(157.952)
Stock-based compensation	—	—	39,589	—	—	39,589	—	39,589

Balance March 31, 2021	12,315,746	$12,316	$16,749,084	$6,883,769	$(789,769)	$22,855,400	$2,590,283	$25,445,683

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficiency)	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	(98,928)	(98,928)	—	(98,928)
Net income	—	—	—	1,264,675	—	1,264,675	67,015	1,331,690
Common stock issued	25,000	25	24,725	—	—	24,750	—	24,750
Distributions to non-controlling interests	—	—	—	—	—	—	(143,002)	(143,002)
Stock-based compensation	—	—	29,582	—	—	29,582	—	29,582

Balance March 31, 2020	12,240,545	$12,241	$16,491,780	$3,720,823	$(1,093,538)	$19,130,306	$2,474,162	$21,605,468

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021

(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. , NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., and InnFlex Holdings Inc. and its 65% interest in ENP Investments, LLC (“ENP Investments”) and ENP Realty, LLC (“ENP Realty”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of a 65% interest in ENP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% interest in ENP Investments, and ENP Investments is consolidated into the financial statements. The outside investor’s ownership interest in ENP Investments is included in noncontrolling interests in these consolidated financial statements from the acquisition date onward. In 2020, ENP Investments increased its investment in ENP Realty from 24% to 100%, making ENP Realty a wholly-owned subsidiary of ENP Investments. ENP Realty is consolidated into the financial statements.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. The Company applies the first-in, first-out or weighted average cost formulae to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2021 - $131,348; 2020 – $162,905). Shipping and handling costs incurred are included in cost of goods sold (2021 - $263,089; 2020 – $290,748).

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

(d) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Automobile	Straight-line over 5 years
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Right of Use Asset	Straight-line over lease term
Leasehold improvements	Straight-line over lease term
Customer Relationships – ENP Investments	Straight line over 15 years
Software – ENP Investments	Straight line over 3 years

(e) Impairment of Long-Lived Assets.

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

(g) Revenue Recognition.

The Company generates revenue primarily from energy and water conservation products and biodegradable polymer, as further discussed in Note 17.

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share is calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2021, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(p) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $3,120,819 (41%) for the three months ended March 31, 2021 (2020 - $3,744,455 or 44%). Accounts receivable for the Company’s three primary customers totaled $4,134,780 (55%) at March 31, 2021 (December 31, 2020 - $3,986,284 or 68%).

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2020 and 2019. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three months ended March 31, 2021.

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

The table below summarizes the right-of-use asset and lease liability for the period ended March 31, 2021:

March 31, 2021
Right of Use Assets
Balance at December 31, 2020	$483,113
Depreciation	(74,883)
Balance at March 31, 2021	$408,230

Lease Liability
Balance at December 31, 2020	$483,113
Lease interest expense	8,187
Payments	(83,070)
Balance at March 31, 2021	$408,230

Short-term portion	$223,535
Long-term portion	184,695
Total	$408,230

Undiscounted rent payments for the next five years are as follows:

2021	$204,830
2022	67,320
2023	66,180
2024	59,520
2025	61,020
Total	$458,870
Impact of discounting	50,640
Lease liability, March 31, 2021	$408,230

4. Accounts Receivable

	March 31, 2021	December 31, 2020

Accounts receivable	$7,810,978	$6,161,249
Allowances for doubtful accounts	(271,664)	(271,436)
	$7,539,314	$5,889,813

5. Inventories

	March 31, 2021	December 31, 2020

Completed goods	$4,337,962	$3,393,794
Work in progress	177,201	152,595
Raw materials and supplies	5,474,175	4,826,087
	$9,989,338	$8,372,476

6. Property, Plant & equipment

	March 31, 2021	Accumulated	March 31, 2021
	Cost	Depreciation	Net
Buildings and improvements	$4,799,742	$2,873,647	$1,926,095
Automobiles	180,956	69,450	111,506
Computer hardware	43,609	42,090	1,519
Furniture and fixtures	111,167	102,043	9,124
Office equipment	1,875	1,022	853
Manufacturing equipment	6,252,435	3,715,223	2,537,212
Trailer	9,476	6,920	2,556
Boat	34,400	24,762	9,638
Leasehold improvements	88,872	87,705	1,167
Technology	107,909	107,909	—
Land	453,651	—	453,651
	$12,084,092	$7,030,771	$5,053,321

	December 31, 2020	Accumulated	December 31, 2020
	Cost	Depreciation	Net
Buildings and improvements	$4,798,370	$2,836,142	$1,962,228
Automobiles	180,956	61,266	119,690
Computer hardware	43,593	41,957	1,636
Furniture and fixtures	111,145	101,186	9,959
Office equipment	1,864	971	893
Manufacturing equipment	6,154,425	3,573,748	2,580,677
Trailer	9,422	6,675	2,747
Boat	34,400	24,255	10,145
Leasehold improvements	88,872	87,205	1,667
Technology	107,295	107,295	—
Land	452,399	—	452,399
	$11,982,741	$6,840,700	$5,142,041

Amount of depreciation expense for the three months ended March 31, 2021: $184,855 (2020: $99,948) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

7. Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2021 Cost	Accumulated Amortization	March 31, 2021 Net
Patents	$209,404	$183,376	$26,028

	December 31, 2020 Cost	Accumulated Amortization	December 31, 2020 Net
Patents	$208,211	$178,074	$30,137

The increase in the carrying amount of patents is primarily due to foreign currency translation effects. The 2021 cost in Canadian dollars - $265,102 (December 31, 2020 - $265,102 in Canadian dollars).

Amount of amortization for 2021 - $4,110 (2020 - $4,110) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next two years is as follows:

2021	16,438
2022	13,699

8. Goodwill and Indefinite Lived Intangible Assets

Goodwill
Balance as of December 31, 2019	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2020 and March 31, 2021	$2,534,275
Indefinite Lived Intangible Assets
Balance as of December 31, 2019	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2020 and March 31, 2021	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2019	$2,182,000
Amortization	(176,000)
Balance as of December 31, 2020	2,006,000
Amortization	(44,000)
Balance as of March 31, 2021	$1,962,000

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

	March 31, 2020	December 31, 2020

Long term deposits	$8,540	$8,540

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2019	$11,387
Return of equity	(9,063)
Gain in equity method investment	1,498
Balance, December 31, 2020	3,822
Return of equity	(3,822)
Gain in equity method investment	-
Balance, March 31, 2021	$-

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2020

Net sales	$295,800
Net income	$2,996

During the three months ended March 31, 2021, the Company received $8,678 from ENP Peru. At the time of receipt of the payment, the investment balance was $nil and the payment was not recorded against the investment balance but was included in gains on investments.

(b) In fiscal 2018, ENP Investments acquired a 24% ownership interest in ENP Realty LLC (“ENP Realty”). ENP Realty is located in Illinois and leases warehouse space. During the year ended December 31, 2020, the other partners of ENP Realty withdrew from the partnership, resulting in ENP Realty becoming a wholly owned subsidiary of ENP Investments. As a result, ENP Realty is consolidated in the financial statements of the Company and a 35% non-controlling interest is recognized from the acquisition date onwards.

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

The income tax expense arising from the deferred income tax liability was net against gain on acquisition of ENP Realty in the consolidated statements of income and comprehensive income for the full year ended December 31, 2020.

A summary of the Company’s investment follows:

Balance, December 31, 2019	$63,165
Investment eliminated upon consolidation	(63,165)
Balance, December 31, 2020 and March 31, 2021	$-

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2019

Net sales	$75,870
Net income	$34,200

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

Balance, December 31, 2019	$1,141,033
Additional payments	2,518,684
Gain in equity method investment	809,342
Return of equity	(896,714)
Balance, December 31, 2020	3,572,345
Gain in equity method investment	200,290
Return of equity	-
Balance, March 31, 2021	$3,772,635

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

	Three months ended March 31, 2021	Three months ended March 31, 2020

Net sales	$2,332,304	$2,791,754
Gross profit	860,676	945,395
Net income	400,580	280,364

f) In December 2020, the Company invested $500,000 in Lygos Inc., a privately held entity. Both companies intend to work together in pursuit of sustainable aspartic acid through synthetic biology. The Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, January 1, 2020	$-
Acquisition	500,000
Balance, December 31, 2020 and March 31, 2021	$500,000

11. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan had an annual interest rate of 3.25% and a balance of $1,641,085 at December 31, 2019. The revolving line of credit at Harris was paid in October 2020, upon the opening of the revolving line of credit at Midland States Bank (“Midland”).

(b) In April, 2020, ENP Investments signed a new agreement with Midland to renew the expiring credit line. The revolving line of credit is for an aggregate amount up to $3,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.050 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.500% per annum or more than the maximum rate allowed by applicable law. The interest rate at March 31, 2021 is 4.5% (December 31, 2020 – 4.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. March 31, 2021, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, ENP Investments granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of March 31, 2021 were $1,739,280 (December 31, 2020 - $541,456).

(c) In October 2020, the Company signed a new agreement with Midland to replace the expiring credit line at Harris. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory with a rate of prime plus 0.5%. The loan has an annual interest rate of 3.75% at March 31, 2021 (December 31, 2020 – 3.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2021, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Midland a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2021 were $1,489,154 (December 31, 2020 - $1,574,617).

12. Long Term Debt

(a) In October 2018, NanoChem signed a $4,100,000 term loan with Harris with a rate of prime (March 31, 2020 – 3.25%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in ENP Investments. Interest expense for the three months ended March 31, 2020 was $34,458. This loan was paid in October 2020 upon opening of credit facilities at Midland. The balance owing at March 31, 2020 was $2,970,238.

(b) In April 2019, NanoChem signed a loan for $1,100,000 with Harris with a rate of prime plus 0.5% (December 31, 2019 – 5.25%) for the purchase of new manufacturing equipment. The Company paid interest monthly until February 2020, when equal monthly installments of the principal and interest were due until January 2024. Interest expense for the year ended December 31, 2020 was $36,272 (2019 – $36,333). This loan was paid in October 2020 upon opening of credit facilities at Midland. The balance owing at December 31, 2019 was $1,100,000.

(c) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment. Interest expense expense for the three months ended March 31, 2021 was $1,510 (2020 - 2,104). The principal balance owing at March 31, 2021 is $118,481 (December 31, 2020 - $125,543).

The Company has committed to the following repayments:

2021	$28,410
2022	$29,900
2023	$31,508
2024	$33,202
2025	$2,523

(d) In March 2016, ENP Investments signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. In August 2020, the loan was paid off in full

(e) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the three month period ended March 31, 2021.

(f) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the three month period ended March 31, 2021.

(g) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. Interest expense for the three months ended March 31, 2021 was $18,606 (2020 - $nil). The balance owing at March 31, 2021 is $1,830,392 (December 31, 2020 - $1,920,976).

The Company has committed to the following repayments:

2021	$368,332
2022	$382,705
2023	$397,414
2024	$413,516
2025	$359,009

(h) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. Interest expense for the three months ended March 31, 2021 was $7,739 (2020 - $nil). The balance owing at March 31, 2021 is $713,735 (December 31, 2020 - $822,380).

2021	$441,260
2022	$381,120

(i) In January 2020, ENP Realty refinanced its mortgage and signed a loan for $450,000 with Stock Yards Bank & Trust to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the three months ended March 31, 2021 was $4,766 (2020 - $3,260). The balance owing at March 31, 2021 is $438,213 (December 31, 2020 - $440,779).

As of March 31, 2021, Company was in compliance with all loan covenants.

Continuity	March 31, 2021	December 31, 2020
Balance, January 1	$3,847,638	$4,380,393
Plus: Proceeds from loans	-	3,413,160
Plus: Loan acquired with acquisition of ENP Realty	-	450,000
Less: Forgiveness on PPP loans	(537,960)	-
Less: Payments on loan	(208,857)	(4,395,915)
Balance, end of period	$3,100,821	$3,847,638

Outstanding balance at December 31,	March 31, 2021	December 31, 2020
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	-	-
c) Long term debt – Midland States Bank	118,481	125,543
d) Long term debt – Ford Credit	-	-
e) Long term debt – PPP	-	322,000
f) Long term debt - PPP	-	215,960
g) Long term debt – Midland States Bank	1,830,392	1,920,976
h) Long term debt – Midland States Bank	713,735	822,380
i) Long term debt – Stock Yards Bank & Trust	438,213	440,779
Long-term Debt	3,100,821	3,847,638
Less: current portion	(837,724)	(848,794)
	$2,263,097	$2,998,844

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2020 and the three-month period ended March 31, 2021:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2019	635,000	$0.75 – 1.75	$1.35
Granted	172,000	$2.44	$2.44
Cancelled or expired	(13,000)	$2.44 – 3.46	$2.75
Exercised	(45,000)	$0.75 – 1.05	$0.88
Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Cancelled or expired	(27,799)	$1.42 – 3.46	$2.45
Exercised	(55,201)	$0.75 – 3.46	$1.55
Balance, March 31, 2021	666,000	$1.42 – 4.13	$2.66
Exercisable, March 31, 2021	423,000	$1.42 – 4.13	$2.44

The weighted average remaining contractual life of options outstanding is 3.6 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2020

Expected life – years	3.0
Interest rate	0.37%
Volatility	70.14%
Weighted average fair value of options granted	$1.12

The Company did not grant any options during the three months ended March 31, 2021 or 2020. Options granted in previous quarters resulted in expenses in the amount of $13,065 for consultants (2020 - $11,272) and $26,524 for employees (2020 - $18,310) during the quarter ended March 31, 2021. There were 32,000 employee and 23,201 consultant stock options exercised during the three months ended March 31, 2021 (2020 – 15,000 employee and 10,000 consultant stock options).

As of March 31, 2021, there was approximately $129,991 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1 year.

The aggregate intrinsic value of vested options outstanding at March 31, 2021 is $578,660 (2020 – $nil).

15. Capital Stock.

During the three months ended March 31, 2021, 32,000 shares were issued upon the exercise of employee stock options (2020 – 15,000) and 23,201 shares were issued upon the exercise of consultant stock options (2020 – 10,000).

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $1,278,944.

Balance, December 31, 2019	$2,550,149
Distribution	(594,882)
Non-controlling interest share of income	606,484
Balance, December 31, 2020	2,561,751
Distribution	(157,952)
Non-controlling interest share of income	186,484
Balance, March 31, 2021	$2,590,283

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

Three months ended March 31, 2021:

	EWCP	TPA	Total
Revenue	$71,351	$7,553,346	$7,624,697
Interest expense	-	62,274	62,274
Depreciation and amortization	9,977	222,988	232,965
Segment profit (loss)	(219,256)	1,669,827	1,450,571
Segment assets	2,360,199	34,299,895	36,660,094
Expenditures for segment assets	-	(96,136)	(96,136)

Three months ended March 31, 2020:

	EWCP	TPA	Total
Revenue	$89,928	$8,339,558	$8,429,486
Interest expense	-	101,425	101,425
Depreciation and amortization	10,476	137,582	148,058
Segment profit (loss)	(60,255)	1,324,930	1,264,675
Segment assets	1,963,075	32,856,519	34,819,594
Expenditures for segment assets	-	(96,280)	(96,280)

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Canada	$107,253	$146,000
United States and abroad	7,517,444	8,283,486
Total	$7,624,697	$8,429,486

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	March 31, 2021	December 31, 2020
Canada	$438,107	$445,663
United States	10,315,747	10,519,903
Total	$10,753,854	$10,965,566

Three primary customers accounted for $3,120,819 (41%) of sales during the three-month period ended March 31, 2021 (2020 - $3,744,456 or 44%).

18. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

19. Subsequent Events

None

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

The third product line is nitrogen conservation products used for the agriculture industry. These products decrease the loss of nitrogen fertilizer after initial application and allows less fertilizer to be used. These products are made and sold by our TPA division.

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2021 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	D	Decreased customer orders.

Advertising and promotion	D	The COVID virus prevented trade shows from occurring.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Lease expense	D	The purchase of ENP Realty by ENP Investments reduced lease expense.

Travel	D	Travel decreased due to COVID-19.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three primary customers accounted for 41% of the Company’s sales during the three months ended March 31, 2021 (2020 - 44%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2021		2020

Company A	$358,528	*	$985,942
Company B	$998,336		$915,820
Company C	$1,434,684		$1,842,694
Company D	$687,800		$670,163	*

*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of March 31, 2021 and 2020 are shown below:

	March 31,
	2021		2020

Company A	$127,205	*	$603,655
Company B	$2,577,497		$2,037,071
Company C	$1,138,276		$1,010,104

*less than 10%

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product;
●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;
●	drought conditions, since we also sell our TPA product to farmers, and
●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2021 and 2020 are shown below:

	2021	2020

Cash provided (used) by operations	(2,356,767)	(1,153,917)
Long term deposits	-	22,084
Purchase of investments	-	(1,000,000)
Proceeds of equity investment distributions	12,500	256,563
Acquisition of equipment	(96,136)	(96,280)
Borrowings from line of credit	1,112,361	1,165,850
Repayment of loans	(208,857)	(201,027)
Lease financing costs	(83,070)	(101,079)
Partnership distributions	(157,952)	(143,001)
Proceeds from sale of common stock	76,360	24,750
Changes in exchange rates	82,352	3,653

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2021, working capital was $12,092,594 (December 31, 2020 - $11,146,211).

We are committed to minimum rental payments for property and premises aggregating approximately $632,340 over the term of four leases, the last expiring on December 31, 2025.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2021. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 14, 2021

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

