Form 10-Q
period 2021-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2021-08-13
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

(Exact Name of Issuer as Specified in Its Charter)

Alberta	71-1630889
(State or other jurisdiction	(Employer Identification No.)
of incorporation or organization)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Issuer’s Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (403) 223-2995

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FSI	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No [X]

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,327,246	August 13, 2021

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current
Cash and cash equivalents	$5,269,510	$3,472,776
Term deposits	1,000,000	1,000,000
Accounts receivable (Note 4)	4,150,437	5,889,813
Inventories (Note 5)	9,721,285	8,372,476
Prepaid expenses	241,102	302,447
Total current assets	20,382,334	19,037,512
Property, equipment and leaseholds, net (Note 6)	5,210,138	5,142,041
Patents (Note 7)	21,918	30,137
Right of use assets (Note 3)	331,563	483,113
Intangible assets (Note 8)	2,688,000	2,776,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	5,555,404	4,776,167
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	299,603	299,603
Total Assets	$37,031,775	$35,087,388

Liabilities
Current
Accounts payable	$883,296	$558,105
Accrued liabilities	715,524	1,225,804
Deferred revenue	250,982	314,277
Income taxes payable	3,532,225	2,540,348
Short term line of credit (Note 11)	1,489,154	2,116,073
Current portion of lease liability (Note 3)	160,115	287,900
Current portion of long term debt (Note 12)	797,500	848,794
Total current liabilities	7,828,796	7,891,301
Lease liability (Note 3)	171,448	195,213
Deferred income tax liability	233,751	233,751
Long term debt (Note 12)	1,981,867	2,998,844
Total Liabilities	10,215,862	11,319,109

Stockholders’ Equity
Capital stock (Note 15)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,315,746 (December 31, 2020: 12,260,545) common shares	12,316	12,261
Capital in excess of par value	16,788,225	16,633,190
Other comprehensive loss	(752,176)	(872,121)
Accumulated earnings	8,060,530	5,433,198
Total stockholders’ equity – controlling interest	24,108,895	21,206,528
Non-controlling interests (Note 16)	2,707,018	2,561,751
Total Stockholders’ Equity	26,815,913	23,768,279
Total Liabilities and Stockholders’ Equity	$37,031,775	$35,087,388

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2021	2020
Sales	$8,535,451	$7,709,607
Cost of sales	5,575,213	5,288,498
Gross profit	2,960,238	2,421,109

Operating Expenses
Wages	420,120	493,927
Administrative salaries and benefits	223,520	193,020
Advertising and promotion	45,754	50,325
Investor relations and transfer agent fee	23,019	20,084
Office and miscellaneous	95,584	74,581
Insurance	73,360	86,679
Interest expense	51,055	54,650
Lease expense	64,215	116,776
Consulting	75,579	68,002
Professional fees	40,286	57,927
Travel	21,310	11,274
Telecommunications	10,208	10,506
Shipping	2,908	2,736
Research	15,947	11,598
Commissions	52,482	2,603
Currency exchange	25,526	(9,941)
Utilities	7,843	3,845
Total operating expenses	1,248,716	1,248,592

Operating income	1,711,522	1,172,517
Gain on investment	190,268	339,888
Interest income	22,147	12,200
Income before income tax	1,923,937	1,524,605

Income taxes
Income tax expense	(478,727)	(259,660)
Net income for the year including non-controlling interests	1,445,210	1,264,945
Less: Net income attributable to non-controlling interests	(268,449)	(132,078)
Net income (loss) attributable to controlling interest	$1,176,761	$1,132,867
Income per share (basic)	$0.10	$0.09
Income per share (diluted)	0.09	0.09
Weighted average number of common shares (basic)	12,304,163	12,240,545
Weighted average number of common shares (diluted)	12,510,281	12,263,698
Other comprehensive income (loss):
Net income	1,445,210	1,264,945
Unrealized gain (loss) on foreign currency translations	37,593	69,062
Total comprehensive income	$1,482,803	$1,334,007
Comprehensive income – non-controlling interest	(268,449)	(132,078)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,214,354	$1,201,929

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2021	2020
Sales	$16,160,148	$16,139,093
Cost of sales	10,491,989	10,768,445
Gross profit	5,668,159	5,370,648

Operating Expenses
Wages	999,475	1,029,360
Administrative salaries and benefits	446,010	397,563
Advertising and promotion	80,524	115,946
Investor relations and transfer agent fee	48,106	38,708
Office and miscellaneous	137,703	113,973
Insurance	197,818	218,248
Interest expense	113,329	156,075
Lease expense	130,243	235,244
Consulting	148,540	135,313
Professional fees	93,975	108,980
Travel	32,304	66,636
Telecommunications	20,199	22,382
Shipping	7,263	7,349
Research	34,222	40,176
Commissions	57,250	4,961
Currency exchange	33,826	(67,668)
Utilities	10,565	8,150
Total operating expenses	2,591,352	2,631,396

Operating income	3,076,807	2,739,252
PPP loan forgiveness	537,960	-
Gain on investment	399,236	539,417
Interest income	32,445	12,614
Income before income tax	4,046,448	3,291,283

Income taxes
Income tax expense	(964,183)	(694,648)
Net income for the period including non-controlling interests	3,082,265	2,596,635
Less: Net income attributable to non-controlling interests	(454,933)	(199,093)
Net income attributable to controlling interest	$2,627,332	$2,397,542
Income per share (basic and diluted)	$0.21	$0.20
Weighted average number of common shares (basic)	12,315,746	12,239,171
Weighted average number of common shares (diluted)	12,503,371	12,279,100
Other comprehensive income (loss):
Net income	3,082,265	2,596,635
Unrealized gain (loss) on foreign currency translations	119,945	(29,866)
Total comprehensive income	$3,202,210	$2,566,769
Comprehensive income – non-controlling interest	(454,933)	(199,093)
Comprehensive income attributable to Flexible Solutions International Inc.	$2,747,277	$2,367,676

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2021	2020

Operating activities
Net income for the period including non-controlling interest	$3,082,265	$2,596,635
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	78,730	58,690
Depreciation and amortization	479,850	289,501
Lease right of use amortization	151,551	169,096
Lease right of use financing	14,589	33,062
Gain on investment	(399,236)	(467,153)
PPP loan forgiveness	(537,960)	-

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	1,739,376	(1,113,307)
(Increase) Decrease in inventories	(1,348,809)	1,290,632
(Increase) Decrease in prepaid expenses	61,345	(26,379)
Increase (Decrease) in accounts payable and accrued liabilities	(185,089)	(24,903)
Increase (Decrease) in taxes payable	991,877	230,623
Increase (Decrease) deferred revenue	(63,295)	108,962

Cash provided by operating activities	4,065,194	3,145,459

Investing activities
Long term deposits	-	22,077
Investment	(500,000)	(1,000,000)
Proceeds of equity method investment	119,999	366,563
Net purchase of property, equipment and leaseholds	(451,728)	(561,136)

Cash (used in) investing activities	(831,729)	(1,172,496)

Financing activities
Repayment of short term line of credit	(626,919)	(749,600)
Repayment of long term debt	(530,311)	(187,313)
Lease financing costs	(166,140)	(202,158)
Convertible note	-	(500,000)
Distributions to non-controlling interest	(309,666)	(197,239)
Proceeds of issuance of common stock	76,360	24,750

Cash (used in) financing activities	(1,556,676)	(1,811,560)

Effect of exchange rate changes on cash	119,945	23,979

Inflow (outflow) of cash	1,796,734	185,382
Cash, cash equivalents and restricted cash, beginning	4,472,776	4,634,670

Cash, cash equivalents and restricted cash, ending	$6,269,510	$4,820,052

Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$5,269,510	$4,820,052
Term deposits	1,000,000	-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$464,026
Interest paid	$113,329	$156,075

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2020	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279
Translation adjustment	—	—	—	—	82,352	82,352	—	82,352
Net income	—	—	—	1,450,571	—	1,450,571	186,484	1,637,055
Common stock issued	55,201	55	76,305	—	—	76,360	—	76,360
Distributions to non-controlling interests	—	—	—	—	—	—	(157,952)	(157,952)
Stock-based compensation	—	—	39,589	—	—	39,589	—	39,589

Balance March 31, 2021	12,315,746	$12,316	$16,749,084	$6,883,769	$(789,769)	$22,855,400	$2,590,283	$25,445,683
Translation adjustment	—	—	—	—	37,593	37,593	—	37,593
Net income (loss)	—	—	—	1,176,761	—	1,176,761	268,449	1,445,210
Distributions to noncontrolling interests	—	—	—	—	—	—	(151,714)	(151,714)
Stock-based compensation	—	—	39,141	—	—	39,141	—	39,141
Balance June 30, 2021	12,315,746	$12,316	$16,788,225	$8,060,530	$(752,176)	$24,108,895	$2,707,018	$26,815,913

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	(98,928)	(98,928)	—	(98,928)
Net income	—	—	—	1,264,675	—	1,264,675	67,015	1,331,690
Common stock issued	25,000	25	24,725	—	—	24,750	—	24,750
Distributions to non-controlling interests	—	—	—	—	—	—	(143,002)	(143,002)
Stock-based compensation	—	—	29,582	—	—	29,582	—	29,582

Balance March 31, 2021	12,240,545	$12,241	$16,491,780	$3,720,823	$(1,093,538)	$19,131,306	$2,474,162	$21,605,468
Translation adjustment	—	—	—	—	69,062	69,062	—	69,062
Net income (loss)	—	—	—	1,132,867	—	1,132,867	132,078	1,264,945
Distributions to noncontrolling interests	—	—	—	—	—	—	(54,238)	(54,238)
Stock-based compensation	—	—	29,108	—	—	29,108	—	29,108
Balance June 30, 2021	12,240,545	$12,241	$16,520,888	$4,853,690	$(1,024,476)	$20,362,343	$2,552,002	$22,914,345

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2021

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

In 2018, NanoChem, a wholly-owned subsidiary of the Company, completed the purchase of a 65% interest in ENP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% interest in ENP Investments, and ENP Investments is consolidated into the financial statements. The outside investor’s ownership interest in ENP Investments is included in noncontrolling interests in these consolidated financial statements from the acquisition date onward. In 2020, ENP Investments increased its investment in ENP Realty from 24% to 100%, making ENP Realty a wholly-owned subsidiary of ENP Investments. ENP Realty was renamed ENP Mendota and is consolidated into the financial statements.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. The Company applies the first-in, first-out or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2021 - $236,614; 2020 - $245,751). Shipping and handling costs incurred are included in cost of goods sold (2021 - $559,905; 2020 - $559,844).

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

(d) Property, Equipment, Leaseholds, Right of Use Assets and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Furniture and fixtures	20% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Automobile	Straight-line over 5 years
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Right of Use Asset	Straight-line over lease term
Leasehold improvements	Straight-line over lease term
Customer Relationships – ENP Investments	Straight-line over 15 years
Software – ENP Investments	Straight-line over 3 years

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share is calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2021, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

(p) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $6,871,156 (43%) for the six months ended June 30, 2021 (2020 - $7,185,434 or 45%). Accounts receivable for the Company’s three primary customers totaled $1,696,396 (41%) at June 30, 2021 (December 31, 2020 - $3,986,284 or 68%).

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

(q) Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through other income (loss), net in the consolidated statements of operations and comprehensive income.

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2021 and 2020. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or six months ended June 30, 2021.

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

The table below summarizes the right-of-use asset and lease liability for the six months ended June 30, 2021:

June 30, 2021
Right of Use Assets
Balance at December 31, 2020	$483,113
Depreciation	(151,550)
Balance at June 30, 2021	$331,563

Lease Liability
Balance at December 31, 2020	$483,113
Lease interest expense	14,590
Payments	(166,140)
Balance at June 30, 2021	$331,563

Short-term portion	$160,115
Long-term portion	171,448
Total	$331,563

Undiscounted rent payments for the next five years are as follows:

2021	$121,760
2022	67,320
2023	66,180
2024	59,520
2025	61,020
Total	$375,800
Impact of discounting	44,237
Lease liability, June 30, 2021	$331,563

4. ACCOUNTS RECEIVABLE

	June 30, 2021	December 31, 2020

Accounts receivable	$4,422,980	$6,161,249
Allowances for doubtful accounts	(272,543)	(271,436)
	$4,150,437	$5,889,813

5. INVENTORIES

	June 30, 2021	December 31, 2020

Completed goods	$3,065,411	$3,393,794
Work in progress	1,285,141	152,595
Raw materials and supplies	5,370,733	4,826,087
	$9,721,285	$8,372,476

6. PROPERTY, PLANT & EQUIPMENT

	June 30, 2021	Accumulated	June 30, 2021
	Cost	Depreciation	Net
Buildings and improvements	$4,808,476	$2,911,382	$1,897,094
Automobiles	180,956	77,635	103,321
Computer hardware	43,666	42,249	1,417
Furniture and fixtures	111,249	103,251	7,998
Office equipment	1,915	1,089	826
Manufacturing equipment	6,600,677	3,871,740	2,728,937
Trailer	9,679	7,280	2,399
Boat	34,400	25,270	9,130
Leasehold improvements	88,872	88,205	667
Technology	110,218	110,218	—
Land	458,349	—	458,349
	$12,448,457	$7,238,319	$5,210,138

	December 31, 2020	Accumulated	December 31, 2020
	Cost	Depreciation	Net
Buildings and improvements	$4,798,370	$2,836,142	$1,962,228
Automobiles	180,956	61,266	119,690
Computer hardware	43,593	41,957	1,636
Furniture and fixtures	111,145	101,186	9,959
Office equipment	1,864	971	893
Manufacturing equipment	6,154,425	3,573,748	2,580,677
Trailer	9,422	6,675	2,747
Boat	34,400	24,255	10,145
Leasehold improvements	88,872	87,205	1,667
Technology	107,295	107,295	—
Land	452,399	—	452,399
	$11,982,741	$6,840,700	$5,142,041

Amount of depreciation expense for the six months ended June 30, 2021: $383,631 (2020: $193,282) and is included in cost of sales in the unaudited interim condensed consolidated statements of operations and comprehensive income.

7. PATENTS

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	June 30, 2021 Cost	Accumulated Amortization	June 30, 2021 Net
Patents	$213,884	$191,966	$21,918

	December 31, 2020 Cost	Accumulated Amortization	December 31, 2020 Net
Patents	$208,211	$178,074	$30,137

The increase in the carrying amount of patents is primarily due to foreign currency translation effects. The 2021 cost in Canadian dollars - $265,102 (December 31, 2020 - $265,102 in Canadian dollars).

Amount of amortization for 2021 - $8,219 (2020 - $8,219) and is included in cost of sales in the consolidated statements of operations and comprehensive income.

Estimated amortization expense over the next two years is as follows:

2021	16,438
2022	13,699

8. GOODWILL AND INDEFINITE LIVED INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2019	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2020 and June 30, 2021	$2,534,275
Indefinite Lived Intangible Assets
Balance as of December 31, 2019	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2020 and June 30, 2021	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2019	$2,182,000
Amortization	(176,000)
Balance as of December 31, 2020	2,006,000
Amortization	(88,000)
Balance as of June 30, 2021	$1,918,000

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

	June 30, 2021	December 31, 2020

Long term deposits	$8,540	$8,540

10. INVESTMENTS

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2019	$11,387
Return of equity	(9,063)
Gain in equity method investment	1,498
Balance, December 31, 2020	3,822
Return of equity	(3,822)
Gain in equity method investment	-
Balance, June 30, 2021	$-

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2020

Net sales	$295,800
Net income	$2,996

During the six months ended June 30, 2021, the Company received $16,177 from ENP Peru. At the time of receipt of the payment, the investment balance was $nil and the payment was not recorded against the investment balance but was included in gains on investments.

(b) In fiscal 2018, ENP Investments acquired a 24% ownership interest in ENP Realty LLC (“ENP Realty”). ENP Realty is located in Illinois and leases warehouse space. During the year ended December 31, 2020, the other partners of ENP Realty withdrew from the partnership, resulting in ENP Realty becoming a wholly owned subsidiary of ENP Investments. As a result, ENP Realty was renamed ENP Mendota and is consolidated in the financial statements of the Company and a 35% non-controlling interest is recognized from the acquisition date onwards.

It was determined that ENP Mentoda did not meet the definition of a business in accordance with FASB Codification Topic 805, Business Combinations (ASC 805), and the acquisition was accounted for as an asset acquisition. The following table summarizes the final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in ENP Realty as of the acquisition date.

Investment eliminated upon consolidation	$63,165

Assets acquired:
Cash	13,419
Building	630,000
Land	85,000
Liabilities assumed:
Accounts payable	(15,797)
Long term debt	(450,000)
Deferred income tax liability	(66,116)
Total identifiable net assets:	196,506
Gain on acquisition of ENP Realty	$133,341

The income tax expense arising from the deferred income tax liability was net against gain on acquisition of ENP Realty in the consolidated statements of operations and comprehensive income for the full year ended December 31, 2020.

A summary of the Company’s investment follows:

Balance, December 31, 2019	$63,165
Investment eliminated upon consolidation	(63,165)
Balance, December 31, 2020 and June 30, 2021	$-

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2019

Net sales	$75,870
Net income	$34,200

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

Balance, December 31, 2019	$1,141,033
Additional payments	2,518,684
Gain in equity method investment	809,342
Return of equity	(896,714)
Balance, December 31, 2020	3,572,345
Gain in equity method investment	383,059
Return of equity	(100,000)
Balance, June 30, 2021	$3,855,404

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

	Six months ended June 30, 2021	Six months ended June 30, 2020

Net sales	$4,987,836	$5,790,221
Gross profit	1,850,172	2,317,999
Net income	766,167	$934,307

f) In December 2020, the Company invested $500,000 in Lygos Inc., a privately held entity. Both companies intend to work together in pursuit of sustainable aspartic acid through synthetic biology. The Company has elected to account for this investment at cost. Upon reaching a predetermined milestone, a further payment of $500,000 was made in June 2021. A summary of the Company’s investment follows:

Balance, January 1, 2020	$-
Acquisition	500,000
Balance, December 31, 2020 and March 31, 2021	500,000
Additional payment	500,000
Balance, June 30, 2021	$1,000,000

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

(b) In April, 2020, ENP Investments signed a new agreement with Midland to renew the expiring credit line. The revolving line of credit is for an aggregate amount up to $3,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 4.050 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.500% per annum or more than the maximum rate allowed by applicable law. The interest rate at June 30, 2021 is 4.5% (December 31, 2020 – 4.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of June 30, 2021, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, ENP Investments granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of June 30, 2021 were $nil (December 31, 2020 - $541,456).

(c) In October 2020, the Company signed a new agreement with Midland to replace the expiring credit line at Harris. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory with a rate of prime plus 0.5%. The loan has an annual interest rate of 3.75% at June 30, 2021 (December 31, 2020 – 3.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2021, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Midland a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2021 were $1,489,154 (December 31, 2020 - $1,574,617).

12. LONG TERM DEBT

(a) In October 2018, NanoChem signed a $4,100,000 term loan with Harris with a rate of prime (June 30, 2020 – 3.25%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in ENP Investments. Interest expense for the six months ended June 30, 2020 was $50,590. This loan was paid in October 2020 upon opening of credit facilities at Midland. The balance owing at June 30, 2020 was $2,523,810.

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

(c) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment and in May 2021, ENP Investments paid the loan in full with cash on hand. Interest expense for the six months ended June 30, 2021 was $2,788 (2020 - $24,119). The principal balance owing at June 30, 2021 is $nil (December 31, 2020 - $125,543).

(d) In March 2016, ENP Investments signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. In August 2020, the loan was paid off in full.

(e) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the six month period ended June 30, 2021.

(f) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the six month period ended June 30, 2021.

(g) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. Interest expense for the six ended June 30, 2021 was $36,798 (2020 - $nil). The balance owing at June 30, 2021 is $1,739,393 (December 31, 2020 - $1,920,976).

The Company has committed to the following repayments:

2021	$368,332
2022	$382,705
2023	$397,414
2024	$413,516
2025	$359,009

(h) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. Interest expense for the six months ended June 30, 2021 was $14,670 (2020 - $nil). The balance owing at June 30, 2021 is $604,283 (December 31, 2020 - $822,380).

2021	$441,260
2022	$381,120

(i) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards Bank & Trust to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the six months ended June 30, 2021 was $9,512 (2020 - $8,843). The balance owing at June 30, 2021 is $435,691 (December 31, 2020 - $440,779).

As of June 30, 2021, Company was in compliance with all loan covenants.

Continuity	June 30, 2021	December 31, 2020
Balance, January 1	$3,847,638	$4,380,393
Plus: Proceeds from loans	-	3,413,160
Plus: Loan acquired with acquisition of ENP Realty	-	450,000
Less: Forgiveness on PPP loans	(537,960)	-
Less: Payments on loan	(530,311)	(4,395,915)
Balance, end of period	$2,779,367	$3,847,638

Outstanding balance at December 31,	June 30, 2021	December 31, 2020
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	-	-
c) Long term debt – Midland States Bank	-	125,543
d) Long term debt – Ford Credit	-	-
e) Long term debt – PPP	-	322,000
f) Long term debt - PPP	-	215,960
g) Long term debt – Midland States Bank	1,739,393	1,920,976
h) Long term debt – Midland States Bank	604,283	822,380
i) Long term debt – Stock Yards Bank & Trust	435,691	440,779
Long-term Debt	2,779,367	3,847,638
Less: current portion	(797,500)	(848,794)
	$1,981,867	$2,998,844

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2020 and the six month period ended June 30, 2021:

	Number of shares	Exercise price per share			Weighted average exercise price

Balance, December 31, 2019	635,000	$0.75	–	1.75	$1.35
Granted	172,000			$2.44	$2.44
Cancelled or expired	(13,000)	$2.44	–	3.46	$2.75
Exercised	(45,000)	$0.75	–	1.05	$0.88
Balance, December 31, 2020	749,000	$0.75	–	4.13	$2.42
Cancelled or expired	(29,799)	$1.42	–	3.46	$2.45
Exercised	(55,201)	$0.75	–	3.46	$1.55
Balance, June 30, 2021	664,000	$1.42	–	4.13	$2.49
Exercisable, June 30, 2021	423,000	$1.42	–	4.13	$2.63

The weighted average remaining contractual life of options outstanding is 3.6 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2020

Expected life – years	3.0
Interest rate	0.37%
Volatility	70.14%
Weighted average fair value of options granted	$1.12

The Company did not grant any options during the six months ended June 30, 2021 or 2020. Options granted in previous quarters resulted in expenses in the amount of $26,131 for consultants (2020 - $22,545) and $52,599 for employees (2020 - $31,145) during the six months ended June 30, 2021. There were 32,000 employee and 23,201 consultant stock options exercised during the six months ended June 30, 2021 (2020 – 15,000 employee and 10,000 consultant stock options).

As of June 30, 2021, there was approximately $88,610 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 9 months.

The aggregate intrinsic value of vested options outstanding at June 30, 2021 is $539,830 (2020 – $nil).

15. CAPITAL STOCK.

During the six months ended June 30, 2021, 32,000 shares were issued upon the exercise of employee stock options (2020 – 15,000) and 23,201 shares were issued upon the exercise of consultant stock options (2020 – 10,000).

On March 19, 2020, the Company suspended its annual dividend until further notice due to the uncertainty surrounding the COVID-19 virus.

16. NON-CONTROLLING INTERESTS

ENP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% interest in ENP Investments. As of December 31, 2020, ENP Realty, now ENP Mendota, is a wholly owned subsidiary of ENP Investments. ENP Mendota leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents the non-controlling unitholder’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the BCPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $1,403,658.

Balance, December 31, 2019	$2,550,149
Distribution	(594,882)
Non-controlling interest share of income	606,484
Balance, December 31, 2020	2,561,751
Distribution	(309,666)
Non-controlling interest share of income	454,933
Balance, June 30, 2021	$2,707,018

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

Three months ended June 30, 2021:

	EWCP	TPA	Total
Revenue	$134,502	$8,400,949	$8,535,451
Interest expense	-	51,055	51,055
Depreciation and amortization	10,209	236,676	246,885
Income tax expense	84,266	394,461	478,727
Segment profit (loss)	(135,392)	1,312,153	1,176,761
Segment assets	1,843,384	35,188,391	37,031,775
Expenditures for segment assets	-	(355,592)	(355,592)

Three months ended June 30, 2020:

	EWCP	TPA	Total
Revenue	$120,233	$7,589,374	$7,709,607
Interest expense	-	54,650	54,650
Depreciation and amortization	10,286	131,157	141,443
Income tax expense	21,960	237,700	259,660
Segment profit (loss)	(10,217)	1,143,084	1,132,867
Segment assets	2,439,940	31,135,650	33,575,590
Expenditures for segment assets	-	(464,856)	(464,856)

Six months ended June 30, 2021:

	EWCP	TPA	Total
Revenue	$205,853	$15,954,295	$16,160,148
Interest expense	-	113,329	113,329
Depreciation and amortization	20,186	459,664	479,850
Income tax expense	86,090	878,093	964,183
Segment profit (loss)	(199,877)	2,827,209	2,627,332
Segment assets	1,843,384	35,188,391	37,031,775
Expenditures for segment assets	-	(451,728)	(451,728)

Six months ended June 30, 2020:

	EWCP	TPA	Total
Revenue	$210,161	$15,928,932	$16,139,093
Interest expense	-	156,075	156,075
Depreciation and amortization	20,762	268,739	289,501
Income tax expense	72,176	622,472	694,648
Segment profit (loss)	(70,472)	2,468,014	2,397,542
Segment assets	2,439,940	31,135,650	33,575,590
Expenditures for segment assets	-	(561,136)	(561,136)

The sales generated in the United States and Canada are as follows:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Canada	$294,718	$260,055
United States and abroad	15,865,430	15,879,038
Total	$16,160,148	$16,139,093

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	June 30, 2021	December 31, 2020
Canada	$440,352	$445,663
United States	10,345,542	10,519,903
Total	$10,785,894	$10,965,566

Three primary customers accounted for $6,871,156 (43%) of sales during the six month period ended June 30, 2021 (2020 - $7,185,434 or 45%).

18. COMPARATIVE FIGURES.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

19. SUBSEQUENT EVENTS

In July 2021, the Company issued shares upon exercise of 1,500 employee and 10,000 consultant stock options.

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2021 compared to the same period in the prior year are discussed below:

Six Months ended June 30, 2021

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	I	Increased customer orders.

Advertising and promotion	D	The COVID virus prevented trade shows from occurring.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Lease expense	D	The purchase of ENP Realty by ENP Investments reduced lease expense.

Travel	D	Travel decreased due to COVID-19.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended June 30, 2021

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Advertising and promotion	D	The COVID virus prevented trade shows from occurring.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Lease expense	D	The purchase of ENP Realty by ENP Investments reduced lease expense.

Travel	I	Travel decreased in 2020 due to COVID-19.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounted for 44% of our sales during the three months ended June 30, 2021 (2020 –45%) and 43% of our sales during the six months ended June 30, 2021 (2020 – 45%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three months ended June 30,				Six months ended June 30,
Customer	2021		2020		2021		2020

Company A	$96,752	*	$985,942		$455,280	*	$1,971,883
Company B	$1,292,419		$825,414		$2,290,755		$1,741,234
Company C	$1,661,570		$1,629,623		$3,096,253		$3,472,318
Company D	$796,348		$223,495	*	$1,484,148		$893,658	*
*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of June 30, 2021 and 2020 are shown below:

	June 30,
	2021		2020

Company A	$(130,031	)*	$1,307,363
Company C	$1,178,405		$1,124,014
Company E	$207,597	*	$627,759
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2021 and 2020 are shown below:

	2021	2020

Cash provided by (used in) operations	4,065,194	3,145,459
Long term deposits	-	22,077
Purchase of investments	(500,000)	(1,000,000)
Proceeds of equity investment distributions	119,999	366,563
Purchase of equipment	(451,728)	(561,136)
Repayments of short term line of credit	(626,919)	(749,600)
Repayments of loans	(530,311)	(187,313)
Lease financing costs	(166,140)	(202,158)
Repayment of convertible note	-	(500,000)
Distributions to non-controlling interest	(309,666)	(197,239)
Proceeds from issuance of common stock	76,360	24,750
Changes in exchange rates	119,945	23,979

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2021, working capital was $12,553,538 (December 31, 2020 - $11,146,211) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

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

Other than as disclosed above, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three and six months ended June 30, 2021. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 13, 2021

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

