Form 10-Q
period 2021-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2021-11-15
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-31540

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

(Exact Name of registrant as Specified in Its Charter)

Alberta	71-1630889
(State or other jurisdiction of	(Employer
incorporation or organization)	Identification No.)

6001 54 Ave.
Taber, Alberta, Canada	T1G 1X4
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,327,246	November 15, 2021

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION		3

Item 1.	Financial Statements.		3

	(a)	Unaudited Interim Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.	3

	(b)	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2021 and 2020.	4

	(c)	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2021 and 2020.	5

	(d)	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020.	6

	(e)	Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020.	7

	(e)	Notes to Unaudited Interim Condensed Consolidated Financial Statements for the Period Ended September 30, 2021.	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.		27

Item 4.	Controls and Procedures.		30

PART II.	OTHER INFORMATION		30

Item 6.	Exhibits.		30

SIGNATURES			31

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current
Cash and cash equivalents	$4,930,689	$3,472,776
Term deposits	1,025,347	1,000,000
Accounts receivable (Note 4)	5,869,170	5,889,813
Inventory (Note 5)	10,739,258	8,372,476
Prepaid expenses	348,148	302,447
Total current assets	22,912,612	19,037,512
Property, equipment and leaseholds, net (Note 6)	5,186,746	5,142,041
Patents (Note 7)	17,808	30,137
Right of use assets (Note 3)	253,067	483,113
Intangible assets (Note 8)	2,644,000	2,776,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	5,515,348	4,776,167
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	299,603	299,603
Total Assets	$39,371,999	$35,087,388

Liabilities
Current
Accounts payable	$1,073,883	$558,105
Accrued liabilities	957,979	1,225,804
Deferred revenue	259,083	314,277
Income taxes payable	4,396,735	2,540,348
Short term line of credit (Note 11)	1,489,154	2,116,073
Current portion of lease liability (Note 3)	96,695	287,900
Current portion of long term debt (Note 12)	861,618	848,794
Total current liabilities	9,135,147	7,891,301
Lease liability (Note 3)	156,372	195,213
Deferred income tax liability	233,751	233,751
Long term debt (Note 12)	1,712,338	2,998,844
Total Liabilities	11,237,608	11,319,109

Stockholders’ Equity
Capital stock (Note 15)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,327,246 (December 31, 2020: 12,260,545) common shares	12,327	12,261
Capital in excess of par value	16,849,411	16,633,190
Other comprehensive loss	(783,837)	(872,121)
Accumulated earnings	9,223,154	5,433,198
Total stockholders’ equity – controlling interest	25,301,055	21,206,528
Non-controlling interests (Note 16)	2,833,336	2,561,751
Total Stockholders’ Equity	28,134,391	23,768,279
Total Liabilities and Stockholders’ Equity	$39,371,999	$35,087,388

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2021	2020
Sales	$9,214,467	$8,112,930
Cost of sales	5,718,082	5,597,513
Gross profit	3,496,385	2,515,417

Operating Expenses
Wages	482,561	531,759
Administrative salaries and benefits	217,968	200,018
Insurance	204,340	125,739
Professional fees	83,033	57,654
Consulting	76,611	63,700
Office and miscellaneous	46,649	77,031
Interest expense	41,749	43,872
Travel	39,970	19,552
Advertising and promotion	33,456	40,171
Lease expense	28,336	115,348
Investor relations and transfer agent fee	20,761	18,268
Research	16,417	17,114
Telecommunications	12,277	10,174
Utilities	5,301	5,081
Shipping	3,634	2,246
Bad debt expense	2,000	-
Currency exchange	(13,050)	18,461
Commissions	(48,070)	1,683
Total operating expenses	1,253,943	1,347,871

Operating income	2,242,442	1,167,546
Gain on sale of asset	-	9,490
Gain on investment	92,445	121,184
Interest income	35,475	13,583
Income before income tax	2,370,362	1,311,803

Income taxes
Income tax expense	(864,510)	(370,203)
Net income for the period including non-controlling interests	1,505,852	941,600
Less: Net income attributable to non-controlling interests	(343,228)	(359,231)
Net income attributable to controlling interest	$1,162,624	$582,369
Income per share (basic and diluted)	$0.09	$0.05
Weighted average number of common shares (basic)	12,324,539	12,240,545
Weighted average number of common shares (diluted)	12,545,102	12,306,432
Other comprehensive income (loss):
Net income	1,505,852	941,600
Unrealized gain (loss) on foreign currency translations	(31,661)	56,670
Total comprehensive income	$1,474,191	$998,270
Comprehensive income – non-controlling interest	(343,228)	(359,231)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,130,963	$639,039

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2021	2020
Sales	$25,374,615	$24,252,023
Cost of sales	16,210,071	16,365,958
Gross profit	9,164,544	7,886,065

Operating Expenses
Wages	1,482,036	1,561,119
Administrative salaries and benefits	663,978	597,581
Insurance	402,158	343,987
Consulting	225,151	199,013
Office and miscellaneous	184,352	191,004
Professional fees	177,008	166,634
Lease expense	158,579	350,592
Interest expense	155,078	199,947
Advertising and promotion	113,980	156,117
Travel	72,274	86,188
Investor relations and transfer agent fee	68,867	56,976
Research	50,639	57,290
Telecommunications	32,476	32,556
Currency exchange	20,776	(49,207)
Utilities	15,866	13,231
Shipping	10,897	9,595
Commissions	9,180	6,644
Bad debt expense	2,000	-
Total operating expenses	3,845,295	3,979,267

Operating income	5,319,249	3,906,798
PPP loan forgiveness	537,960	-
Gain on sale of assets	-	9,490
Gain on investment	491,681	660,601
Interest income	67,920	26,197
Income before income tax	6,416,810	4,603,086

Income taxes
Income tax expense	(1,828,693)	(1,064,851)
Net income for the period including non-controlling interests	4,588,117	3,538,235
Less: Net income attributable to non-controlling interests	(798,161)	(558,324)
Net income attributable to controlling interest	$3,789,956	$2,979,911
Income per share (basic)	$0.31	$0.24
Income per share (diluted)	$0.30	$0.24
Weighted average number of common shares (basic)	12,312,503	12,239,633
Weighted average number of common shares (diluted)	12,520,074	12,300,732
Other comprehensive income (loss):
Net income	4,588,117	3,538,235
Unrealized gain on foreign currency translations	88,284	26,804
Total comprehensive income	$4,676,401	$3,565,039
Comprehensive income – non-controlling interest	(798,161)	(558,324)
Comprehensive income attributable to Flexible Solutions International Inc.	$3,878,240	$3,006,715

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2021	2020

Operating activities
Net income for the period including non-controlling interests	$4,588,117	$3,538,235
Adjustments to reconcile net income to net cash:
Stock based compensation	118,767	88,745
Depreciation and amortization	710,583	445,588
Bad debt expense	(2,000)	-
Increase (decrease) in deferred income tax	-	17,089
Lease right of use depreciation	230,046	256,695
Lease right of use financing	19,164	46,541
Gain on investment	(491,681)	(582,086)
PPP loan forgiveness	(537,960)	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	22,643	(1,346,271)
(Increase) decrease in inventory	(2,366,782)	2,280,074
Increase in prepaid expenses	(45,701)	(125,674)
Increase (decrease) in accounts payable and accrued liabilities	247,952	282,617
Increase in income taxes payable	1,856,387	600,825
Increase (decrease) in deferred revenue	(55,194)	51,989

Cash provided by operating activities	4,294,341	5,554,367

Investing activities
Long term deposits	-	22,071
Investment	(500,000)	(1,000,000)
Proceeds of equity investment	252,500	479,527
Net purchase of property, equipment and leaseholds	(610,957)	(826,515)

Cash used in investing activities	(858,457)	(1,324,917)

Financing activities
Repayment of short term line of credit	(626,919)	(749,600)
Loan repayments	(735,722)	(1,353,956)
Loan proceeds received	-	537,960
Lease financing costs	(249,210)	(303,236)
Convertible note	-	(500,000)
Partnership distributions	(526,577)	(304,137)
Proceeds of issuance of common stock	97,520	24,750

Cash used in financing activities	(2,040,908)	(2,648,219)

Effect of exchange rate changes on cash	88,284	24,672

Inflow of cash	1,483,260	1,605,903
Cash and cash equivalents, beginning	4,472,776	4,634,670

Cash and cash equivalents, ending	$5,956,036	$6,240,573

Cash and cash equivalents consists of:
Cash	$4,930,689	5,240,573
Term Deposits	1,025,347	1,000,000
	$5,956,036	$6,240,573

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$464,026
Interest paid	$155,078	$199,947

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INTERIM CONDENSED Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 20	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279
Translation adjustment	—	—	—	—	82,352	82,352	—	82,352
Net income	—	—	—	1,450,571	—	1,450,571	186,484	1,637,055
Common stock issued	55,201	55	76,305	—	—	76,360	—	76,360
Distributions to non-controlling interests	—	—	—	—	—	—	(157,952)	(157,952)
Stock-based compensation	—	—	39,589	—	—	39,589	—	39,589

Balance March 31, 2021	12,315,746	$12,316	$16,749,084	$6,833,769	$(789,769)	$22,855,400	$2,590,283	$25,445,683
Translation adjustment	—	—	—	—	37,593	37,593	—	37,593
Net income	—	—	—	1,176,761	—	1,176,761	268,449	1,445,210
Distributions to non-controlling interests	—	—	—	—	—	—	(151,714)	(151,714)
Stock-based compensation	—	—	39,141	—	—	39,141	—	39,141
Balance June 30, 2021	12,315,746	$12,316	$16,788,225	$8,060,530	$(752,176)	$24,108,895	$2,707,018	$26,815,913
Translation adjustment	—	—	—	—	(31,661)	(31,661)	—	(31,661)
Net income	—	—	—	1,162,624	—	1,162,624	343,228	1,505,852
Common stock issued	11,500	11	21,149	—	—	21,160	—	21,160
Distributions to non-controlling interests	—	—	—	—	—	—	(216,910)	(216,910)
Stock-based compensation	—	—	40,037	—	—	40,037	—	40,037
Balance September 30, 2021	12,327,246	$12,327	$16,849,411	$9,223,154	$(783,837)	$25,301,055	$2,833,336	$28,134,391

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

INTERIM CONDENSED Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	(98,928)	(98,928)	—	(98,928)
Net income	—	—	—	1,264,675	—	1,264,675	67,015	1,331,690
Common stock issued	25,000	25	24,725	—	—	24,750	—	24,750
Distributions to non-controlling interests	—	—	—	—	—	—	(143,002)	(143,002)
Stock-based compensation	—	—	29,582	—	—	29,582	—	29,582

Balance March 31, 2020	12,240,545	$12,241	$16,491,780	$3,720,823	$(1,093,538)	$19,131,306	$2,474,162	$21,605,468
Translation adjustment	—	—	—	—	69,062	69,062	—	69,062
Net income	—	—	—	1,132,867	—	1,132,867	132,078	1,264,945
Distributions to non-controlling interests	—	—	—	—	—	—	(54,238)	(54,238)
Stock-based compensation	—	—	29,108	—	—	29,108	—	29,108
Balance June 30, 2020	12,240,545	$12,241	$16,520,888	$4,853,690	$(1,024,476)	$20,362,343	$2,552,002	$22,914,345
Translation adjustment	—	—	—	—	56,670	56,670	—	56,670
Net income	—	—	—	582,369	—	582,369	359,231	941,600
Distributions to non-controlling interests	—	—	—	—	—	—	(106,898)	(106,898)
Stock-based compensation	—	—	30,055	—	—	30,055	—	30,055
Balance September 30, 2020	12,240,545	$12,241	$16,550,943	$5,436,059	$(967,806)	$21,031,437	$2,804,335	$23,835,772

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2021

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

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. These unaudited interim financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2020 Annual Report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, all of which are of normal recurring nature, necessary to present fairly the Company’s consolidated financial position at September 30, 2021, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the consolidated statements of stockholders’ equity for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Significant Accounting Policies.

These consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States of America applicable to a going concern and reflect the policies outlined below.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue for the three and nine months ended September 30th (Nine months ended 2021 - $362,035; 2020 - $339,560;). Shipping and handling costs incurred are included in cost of sales for the three and nine months ended September 30th (Nine months ended 2021 - $855,717; 2020 - $837,825).

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

(g) Revenue Recognition.

The Company generates revenue primarily from energy and water conservation products and biodegradable polymers, as further discussed in Note 17.

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

Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until the criteria for revenue recognition has been met and payments become due or cash is received from these distributors.

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

(k) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2021, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

p) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $11,236,707 (44%) for the nine months ended September 30, 2021 (2020 - $10,925,243 or 45%). Accounts receivable for the Company’s three primary customers for the nine months ended September 30, 2021 totaled $2,099,564 (36%) at September 30, 2021 (December 31, 2020 - $3,986,284 or 68%).

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2021 and 2020. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or nine months ended September 30, 2021.

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

The table below summarizes the right-of-use asset and lease liability for the nine months ended September 30, 2021:

September 30, 2021
Right of Use Assets
Balance at December 31, 2020	$483,113
Depreciation	(230,046)
Balance at September 30, 2021	$253,067

Lease Liability
Balance at December 31, 2020	$483,113
Lease interest expense	19,164
Payments	(249,210)
Balance at September 30, 2021	$253,067

Short-term portion	$96,695
Long-term portion	156,372
Total	$253,067

Undiscounted rent payments for the next five years are as follows:

2021	$38,690
2022	67,320
2023	66,180
2024	59,520
2025	61,020
Total	$292,730
Impact of discounting	(39,663)
Lease liability, September 30, 2021	$253,067

4. Accounts Receivable.

	September 30, 2021	December 31, 2020

Accounts receivable	$6,142,581	$6,161,249
Allowances for doubtful accounts	(273,411)	(271,436)
	$5,869,170	$5,889,813

5. Inventory.

	September 30, 2021	December 31, 2020

Completed goods	$3,371,536	$3,393,794
Work in progress	150,901	152,595
Raw materials and supplies	7,216,821	4,826,087
	$10,739,258	$8,372,476

6. Property, Plant & equipment.

	September 30, 2021	Accumulated	September 30, 2021
	Cost	Depreciation	Net
Buildings	$4,801,701	$2,945,618	$1,856,083
Automobiles	196,255	62,290	133,965
Computer hardware	43,592	42,323	1,269
Furniture and fixtures	112,619	104,138	8,481
Manufacturing equipment	6,732,866	4,009,855	2,723,011
Boat	34,400	25,777	8,623
Office equipment	1,863	1,104	759
Trailer	9,416	7,288	2,128
Leasehold Improvements	88,872	88,705	167
Land	452,260	-	452,260
Technology	107,226	107,226	-
	$12,581,070	$7,294,324	$5,186,746

	December 31, 2020	Accumulated	December 31, 2020
	Cost	Depreciation	Net
Buildings and improvements	$4,798,370	$2,836,142	$1,962,228
Automobiles	180,956	61,266	119,690
Computer hardware	43,593	41,957	1,636
Furniture and fixtures	111,145	101,186	9,959
Office equipment	1,864	971	893
Manufacturing equipment	6,154,425	3,573,748	2,580,677
Trailer	9,422	6,675	2,747
Boat	34,400	24,255	10,145
Leasehold improvements	88,872	87,205	1,667
Technology	107,295	107,295	—
Land	452,399	—	452,399
	$11,982,741	$6,840,700	$5,142,041

Amount of depreciation expense for nine months ended September 30, 2021: $566,254 (2020: $301,259) and is included in cost of sales in the consolidated statements of operations and comprehensive income.

7. Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2021 Cost	Accumulated Amortization	September 30, 2021 Net
Patents	$208,078	$190,270	$17,808

	December 31, 2020 Cost	Accumulated Amortization	December 31, 2020 Net
Patents	$208,211	$178,074	$30,137

Decrease in 2021 cost was due to currency conversion. 2021 cost in Canadian dollars - $265,102 (2020 - $265,102 in Canadian dollars).

Amount of amortization for 2021 - $12,329 (2020 - $12,329)

Estimated amortization expense over the next two years is as follows:

2021	$16,437
2022	13,700

8. Goodwill and Intangible Assets

Goodwill
Balance as of December 31, 2019	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2020 and September 30, 2021	$2,534,275

Indefinite Life Intangible Assets
Balance as of December 31, 2019	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2020 and September 30, 2021	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of EnP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2019	$2,182,000
Amortization	(176,000)
Balance as of December 31, 2020	2,006,000
Amortization	(132,000)
Balance as of September 30, 2021	$1,874,000

Estimated amortization expense over the next five years is as follows:

2020	$176,000
2021	176,000
2022	160,000
2023	160,000
2024	160,000

9. Long Term Deposits

Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2021	December 31, 2020

Long term deposits	$8,540	$8,540

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2019	$11,387
Return of equity	(9,063)
Gain in equity method investment	1,498
Balance, December 31, 2020	3,822
Return of equity	(3,822)
Gain in equity method investment	-
Balance, September 30, 2021	$-

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2020

Net sales	$295,800
Net income	$2,996

During the nine months ended September 30, 2021, the Company received $23,678 from ENP Peru. At the time of receipt of the payment, the investment balance was $nil and the payment was not recorded against the investment balance but was included in gains on investments.

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

A summary of the Company’s investment follows:

Balance, December 31, 2019	$63,165
Investment eliminated upon consolidation	(63,165)
Balance, December 31, 2020 and September 30, 2021	$-

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2019

Net sales	$75,870
Net income	$34,200

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

(e In January 2019, the Company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2019	$1,141,033
Additional payments	2,518,684
Gain in equity method investment	809,342
Return of equity	(896,714)
Balance, December 31, 2020	3,572,345
Gain in equity method investment	468,003
Return of equity	(225,000)
Balance, September 30, 2021	$3,815,348

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

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Net sales	$7,103,337	$8,024,786
Gross profit	2,630,168	3,251,607
Net income	$936,005	$1,164,174

During the nine months ended September 30, 2021, the Company had sales of $4,428,663 (2020 - $4,773,970) to the Florida Based LLC, of which $443,169 is included within Accounts Receivable as at September 30, 2021 (2020 - $1,186,839).

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

Balance, January 1, 2020	$-
Acquisition	500,000
Balance, December 31, 2020	500,000
Additional payment	500,000
Balance, September 30, 2021	$1,000,000

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

(b) In August 2021, ENP Investments signed a new agreement with Midland to renew the expiring credit line. The revolving line of credit is for an aggregate amount up to $3,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 1.000 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.250% per annum or more than the maximum rate allowed by applicable law. The interest rate at September 30, 2021 is 4.25% (December 31, 2020 – 4.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $1,625,000. As of September 30, 2021, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, ENP Investments granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of September 30, 2021 were $nil (December 31, 2020 - $541,456).

(c) In October 2021, the Company signed a new agreement with Midland to replace the expiring credit line at Harris. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory. Interest on the unpaid principal balance of this loan will be calculated using a rate of 0.500 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.50% per annum or more than the maximum rate allowed by applicable law. The interest rate at September 30, 2021 is 3.75% (December 31, 2020 – 3.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2021, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Midland a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2021 were $1,489,154 (December 31, 2020 - $1,574,617).

12. Long Term Debt.

(a) In October 2018, NanoChem signed a $4,100,000 term loan with Harris with a rate of prime (June 30, 2020 – 3.25%) to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in ENP Investments. Interest expense for the six months ended June 30, 2020 was $50,590. This loan was paid in October 2020 upon opening of credit facilities at Midland. The balance owing at September 30, 2020 was $1,977,381.

(b) In April 2019, NanoChem signed a loan for $1,100,000 with Harris with a rate of prime plus 0.5% (December 31, 2019 – 5.25%) for the purchase of new manufacturing equipment. The Company paid interest monthly until February 2020, when equal monthly installments of the principal and interest were due until January 2024. Interest expense for the year ended December 31, 2020 was $36,272 (2019 – $36,333). This loan was paid in October 2020 upon opening of credit facilities at Midland. The balance owing at September 30, 2020 was $916,667.

(c) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment and in May 2021, ENP Investments paid the loan in full with cash on hand. Interest expense for the nine months ended September 30, 2021 was $2,788 (2020 - $5,860). The principal balance owing at September 30, 2021 is $nil (December 31, 2020 - $125,543).

(d) In March 2016, ENP Investments signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. In August 2020, the loan was paid off in full.

(e) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the nine month period ended September 30, 2021.

(f) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the nine month period ended September 30, 2021.

(g) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. Interest expense for the nine ended September 30, 2021 was $53,776 (2020 - $nil). The balance owing at September 30, 2021 is $1,647,179 (December 31, 2020 - $1,920,976).

The Company has committed to the following repayments:

2021	$368,332
2022	$382,705
2023	$397,414
2024	$413,516
2025	$359,009

(h) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. Interest expense for the nine ended September 30, 2021 was $20,301 (2020 - $nil). The balance owing at September 30, 2021 is $493,532 (December 31, 2020 - $822,380).

2021	$441,260
2022	$381,120

(i) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards Bank & Trust to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for nine ended September 30, 2021 was $14,339 (2020 - $8,843). The balance owing at September 30, 2021 is $433,245 (December 31, 2020 - $440,779).

As of September 30, 2021, Company was in compliance with all loan covenants.

Continuity	September 30, 2021	December 31, 2020
Balance, January 1	$3,847,638	$4,380,393
Plus: Proceeds from loans	-	3,413,160
Plus: Loan acquired with acquisition of ENP Realty	-	450,000
Less: Forgiveness on PPP loans	(537,960)	-
Less: Payments on loan	(735,722)	(4,395,915)
Balance, end of period	$2,573,956	$3,847,638

Outstanding balance	September 30, 2021	December 31, 2020
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	-	-
c) Long term debt – Midland States Bank	-	125,543
d) Long term debt – Ford Credit	-	-
e) Long term debt – PPP	-	322,000
f) Long term debt - PPP	-	215,960
g) Long term debt – Midland States Bank	1,647,179	1,920,976
h) Long term debt – Midland States Bank	493,532	822,380
i) Long term debt – Stock Yards Bank & Trust	433,245	440,779
Long-term Debt	2,573,956	3,847,638
Less: current portion	(861,618)	(848,794)
	$1,712,338	$2,998,844

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2020 and the nine month period ended September 30, 2021:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2019	635,000	$0.75 – 1.75	$1.35
Granted	172,000	$2.44	$2.44
Cancelled or expired	(13,000)	$2.44 – 3.46	$2.75
Exercised	(45,000)	$0.75 – 1.05	$0.88
Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Cancelled or expired	(29,799)	$1.42 – 3.46	$2.45
Exercised	(66,701)	$0.75 – 3.46	$1.60
Balance, September 30, 2021	652,500	$1.42 – 4.13	$2.50
Exercisable, September 30, 2021	411,500	$1.42 – 4.13	$2.66

The weighted average remaining contractual life of options outstanding is 3.6 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2021

Expected life – years	3.0
Interest rate	0.37%
Volatility	70.14%
Weighted average fair value of options granted	$1.12

The Company did not grant any options during the nine months ended September 30, 2021 or 2020. Options granted in previous quarters resulted in expenses in the amount of $39,196 for consultants (2020 - $33,816) and $79,571 for employees (2020 - $54,929) during the nine months ended September 30, 2021. There were 33,500 employee and 33,201 consultant stock options exercised during the nine months ended September 30, 2021 (2020 – 15,000 employee and 10,000 consultant stock options).

As of September 30, 2021, there was approximately $48,573 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 6 months.

The aggregate intrinsic value of vested options outstanding at September 30, 2021 is $388,460 (2020 – $nil).

15. Capital Stock.

During the nine months ended September 30, 2021, 33,500 shares were issued upon the exercise of employee stock options (2020 – 15,000) and 33,201 shares were issued upon the exercise of consultant stock options (2020 – 10,000).

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $1,620,568.

Balance, December 31, 2019	$2,550,149
Distribution	(594,882)
Non-controlling interest share of income	606,484
Balance, December 31, 2020	2,561,751
Distribution	(526,576)
Non-controlling interest share of income	798,161
Balance, September 30, 2021	$2,833,336

During the nine months ended September 30, 2021, the Company had sales of $4,014,063 (2020 - $3,551,972) to the party that holds 35% interest in ENP Investments, of which $1,439,413 is included within Accounts Receivable as of September 30, 2021 (2020 – $1,669,908).

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

Three months ended September 30, 2021:

	EWCP	TPA	Total
Revenue	$97,307	$9,117,160	$9,214,467
Interest expense	-	41,749	41,749
Depreciation and amortization	10,052	220,681	230,733
Income tax expense	-	758,924	758,924
Segment profit (loss)	(273,239)	1,541,449	1,268,210
Segment assets	1,880,310	37,491,689	39,371,999
Expenditures for segment assets	-	(158,231)	(158,231)

Three months ended September 30, 2020:

	EWCP	TPA	Total
Revenue	$101,215	$8,011,715	$8,112,930
Interest expense	-	43,872	43,872
Depreciation and amortization	10,531	145,555	156,086
Income tax expense	-	370,203	370,203
Segment profit (loss)	(64,945)	647,314	582,369
Segment assets	838,177	33,543,805	34,381,982
Expenditures for segment assets	-	(265,379)	(265,379)

Nine months ended September 30, 2021:

	EWCP	TPA	Total
Revenue	$336,152	$25,038,463	$25,374,615
Interest expense	-	155,078	155,078
Depreciation and amortization	30,238	680,345	710,583
Income tax expense	-	1,723,107	1,723,107
Segment profit (loss)	(443,375)	4,233,331	3,789,956
Segment assets	1,880,310	37,491,689	39,371,999
Expenditures for segment assets	-	(610,959)	(610,959)

Nine months ended September 30, 2020:

	EWCP	TPA	Total
Revenue	$311,376	$23,940,647	$24,252,023
Interest expense	-	199,947	199,947
Depreciation and amortization	31,294	414,294	445,588
Income tax expense	19,170	1,045,681	1,064,851
Segment profit (loss)	(135,417)	3,115,328	2,979,911
Segment assets	838,177	33,543,805	34,381,982
Expenditures for segment assets	-	(826,515)	(826,515)

The sales generated in the United States and Canada are as follows:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Canada	$350,004	$373,863
United States and abroad	25,024,611	23,878,160
Total	$25,374,615	$24,252,023

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	September 30, 2021	December 31, 2020
Canada	$419,049	$445,663
United States	10,216,847	10,519,903
Total	$10,635,896	$10,965,566

Three primary customers accounted for $11,236,707 (44%) of sales during nine months ended September 30, 2021 (2020 - $10,925,243 or 45%).

18. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

19. Subsequent Events

In October, 2021, the Company sold the 3 acres of vacant land in Taber, Canada for $274,715 ($350,000 CAD).

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

Material changes in the Company’s Statement of Operations for the nine and three months ended September 30, 2021 are discussed below:

Nine Months ended September 30, 2021

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Lease expense	D	The purchase of ENP Realty by ENP Investments reduced lease expense.

Travel	D	Travel decreased due to COVID-19.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended September 30, 2021

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	I	Increased customer orders.

Advertising and promotion	D	The COVID virus prevented trade shows from occurring.

Insurance expense	I	Increase in this quarter due to misclassification at June 30, 2021 of $50, 780 with commission expense.

Commissions	D	Decrease in this quarter due to misclassification at June 30, 2021 of $50,780 with insurance expense.

Lease expense	D	The purchase of ENP Realty by ENP Investments reduced lease expense.

Travel	I	Travel decreased in 2020 due to COVID-19.

Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounting for 47% of our sales during the three months ended September 30, 2021 (2020 – 49%) and 44% of our sales during the nine months ended September 30, 2021 (2020 - 45%). The amount of revenue attributable to each customer is shown below.

	Three months				Nine months
	ended September 30,				ended September 30,
Customer	2021		2020		2021		2020

A	$483,758	*	$627,417	*	$939,038	*	$2,599,300
B	$1,723,308		$1,810,739		$4,014,063		$3,551,972
C	$1,332,410		$1,301,520		$4,428,663		$4,773,970
D	$1,309,832		$166,557	*	$2,793,980		$1,060,215	*
E	$761,308	*	$842,645		$2,076,321	*	$1.508,797	*

*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of September 30, 2021 and 2020 are shown below:

	September 30,
	2021		2020

Company B	1,439,413		1,669,908
Company C	443,169	*	1,186,839
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2021 and 2020 are shown below:

	2021	2020

Cash provided by operations	4,294,341	5,554,367
Long term deposits	-	22,071
Investment	(500,000)	(1,000,000)
Proceeds of equity investment	252,500	479,527
Purchase of equipment	(610,957)	(826,515)
Repayments of short term line of credit	(626,919)	(749,600)
Repayments of loans	(735,722)	(1,353,956)
Loan proceeds received	-	537,960
Lease financing costs	(249,210)	(303,236)
Repayment of convertible note	-	(500,000)
Distributions to non-controlling interest	(526,577)	(304,137)
Proceeds from issuance of common stock	97,520	24,750
Changes in exchange rates	88,284	24,672

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2021, working capital was $13,777,465 (December 31, 2020 - $11,146,211) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company is committed to minimum rental payments for property and premises aggregating $641,464 over the term of five leases, the last expiring on September 30, 2023.

Commitments in the next four years are as follows:

2020	$119,488
2021	$357,896
2022	$93,155
2023	$70,925

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending Decmeber 31, 2021.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2021

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2021. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant. (1)
3.2	Bylaws of the registrant. (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report.

(1) Incorporated by reference to the registrant’s Registration Statement on Form 10-SB (SEC File. No. 000-29649) filed February 22, 2000.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2021

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

