Form 10-K
period 2021-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2022-03-29
CIK 1069394

united states

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

As of June 30, 2021 the aggregate market value of the Company’s common stock held by non-affiliates was $30,491,533 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 29, 2022, the Company had 12,375,746 issued and outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In January 2019, we purchased 50% of a profitable limited liability company engaged in international sales of fertilizer additives. This purchase is accounted for as an equity accounted investment.

In 2019, we changed our corporate domicile from Nevada to Alberta, Canada.

In January 2020, ENP Realty, LLC became a wholly owned subsidiary of ENP Investments, LLC and was renamed to ENP Mendota, LLC.

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

In outdoor pools, the HEATSAVR® also provides convenience compared to pool blankets. It is often inconvenient to use conventional pool blankets since a pool blanket must be removed and stored before the pool can be used. Pool blankets do not provide any energy savings when not on the pool. Conversely, HEATSAVR® eliminates the need to install, remove and store the blanket and works 24 hours a day. In addition, the use of HEATSAVR® in an indoor pool results in even greater energy savings since indoor pool locations use energy not only to heat the pool water, but also to air condition the pool environment. By slowing the transfer of heat and water vapor from the pool to the atmosphere of the pool enclosure, less energy is required to maintain a pool at the desired temperature and there is a reduced load on the air-conditioning system. We also manufacture and sell products which automatically dispense HEATSAVR® into commercial size swimming pools or spas at the rate of one ounce per 400 sq. ft. of water surface per day.

WATERSAVR®

This product utilizes a patented variation of our HEATSAVR technology to reduce water evaporation in reservoirs, potable water storage tanks, livestock watering ponds, aqueducts, canals and irrigation ditches. WATERSAVR may also be used for lawn and turf care and potted and bedding plants.

WATERSAVR® is sold in granulated form and can be applied by hand, by fully automated scheduled metering, or by an automatic dispenser.

Tests have indicated that WATERSAVR®:

●	Reduces daily water evaporation as much as 54%;
●	Reduces monthly water evaporation as much as 37%;
●	Is odorless;
●	Has no effect on invertebrates or vertebrates;
●	Has no anticipated effect on any current drinking water treatment processes; and
●	Is biodegradable.

We have one part-time employee involved in the sales and marketing of WATERSAVR®.

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2021		2020

Company A	$1,139,041	*	$3,142,458
Company B	$4,877,690		$4,094,622
Company C	$7,982,281		$7,476,047
Company D	$4,057,976		$1,528,092	*
*not a top three major customer for the year

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2021	2020

Company B	$2,215,119	$2,056,631
Company C	$2,202,345	1,593,272

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

Proprietary Rights

Our success is dependent, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trademarks, trade secrets and nondisclosure agreements to protect our proprietary technology. We hold several US patents with various expiry dates. We have applied for additional patents in new areas of invention and may extend these patents, if granted to other jurisdictions. There can be no assurance that our patent applications will be granted or that any issued patent will be upheld as valid or prevent the development of competitive products, which may be equivalent to or superior to our products. We have not received any claims alleging infringement of the intellectual property rights of others, but there can be no assurance that we may not be subject to such claims in the future.

Research and Development

We spent $116,411 during the year ended December 31, 2021 and $81,422 during year ended December 31, 2020 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2021, we had 39 employees, including one officer, 13 sales and customer support personnel, and 25 manufacturing personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages to date.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States. Nevertheless, we may require county or state approval on a case by case basis. We expect to spend $50,000 on the marketing and production of our WATERSAVR® product in fiscal 2022.

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

Among our current customers, we have identified three that are sizable enough that the loss of any one would be significant. Any loss of one or more of these customers could result in a substantial reduction in our revenues. See “Principal Customers” for further details.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

Revenues from shipments made outside of the United States accounted for approximately 20% of our revenues in the year ended December 31, 2021, 32% in the year ended December 31, 2020 and 45% in the year ended December 31, 2019. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates;

●	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets;

●	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

●	trade protection measures and import or export licensing requirements;

●	differing tax laws and changes in those laws;

●	difficulty in staffing and managing widespread operations;

●	differing laws regarding protection of intellectual property;

●	differing regulatory requirements and changes in those requirements; and

●	impact of the COVID-19 virus.

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

We lease a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,670 per month with a lease effective to December 2025 and 61,200 sq. ft. of warehouse space in Peru, Illinois used for storage and extra capacity at a cost of $27,000 per month currently on a month-to-month lease. We also lease a 1,300 sq. ft. facility in Mendota, Illinois used for offices at a cost of $880 per month with a lease effective to September 2023.We own a 56,780 sq. ft. facility in Peru, Illinois and a 14,000 sq. ft facility in Mendota, Illinois which is used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, Alberta.

The 3.3 acres of cleared and undeveloped land in Taber, AB Canada was disposed of for the proceeds of $263,380 ($333,899CAD). With a cost of $219,318 ($278,040CAD) the Company recognized a gain of $44,330 ($55,859CAD) on the disposal

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

	High	Low

Year Ended December 31, 2021
First Quarter	$4.45	$2.48
Second Quarter	4.08	2.97
Third Quarter	4.33	3.31
Fourth Quarter	4.00	3.29

	High	Low

Year Ended December 31, 2020
First Quarter	$2.57	$1.06
Second Quarter	2.19	1.06
Third Quarter	2.93	1.87
Fourth Quarter	2.92	2.05

As of March 28, 2022, we had approximately 2,300 shareholders.

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

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2021 and 2020

As of March 28, 2022, we had 12,375,746 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 28, 2022:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	771,000	A

A. Options are exercisable at prices ranging from $1.42 to $4.13 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Material changes in the line items in our Statement of Income and Comprehensive Income for the year ended December 31, 2021 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products	I	Increase in customer orders.
TPA products	I	Growth in most product lines.
Wages	I	Increased wages to retain employees.
Lease expense	D	The purchase of ENP Realty by ENP Investments reduced lease expense.
Interest expense	D	Decreased debt resulted in decreased interest expense.
Commissions	D	One time commission for historic sales in 2020 did not reoccur in 2021.
Currency exchange	I

Currency exchange increased as a result of the movements in the US/Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s’ Canadian subsidiaries.

Gain on investments	D	Florida LLC that the Company invested in had higher costs and lower net income in 2021.

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;

●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;

●	drought conditions, since we also sell our TPA product to farmers; and

●	the impact of COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2021 and 2020 are shown below:

	2021	2020
Cash provided by operations	$4,535,746	$5,705,441
Recovery of long term deposits	-	22,090
Purchase of investments	(500,000)	(3,152,025)
Distributions from equity investments	359,300	972,295
Acquisition of ENP Realty, LLC	-	13,419
Sale of property and equipment	263,380	9,490
Purchases of property, equipment and leaseholds	(782,219)	(1,080,598)
Advances (repayments) of short term line of credit	184,746	(273,909)
Repayment of long term debt	(943,080)	(4,395,915)
Proceeds of long term debt	-	3,413,160
Lease payments	(287,903)	(385,541)
Payment on convertible note	-	(500,000)
Distributions to non-controlling interests	(804,003)	(594,882)
Sale of common stock	140,440	39,750
Changes in exchange rates	96,391	45,331

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2021, our working capital was $13,986,013 (2020 - $11,146,211) and we have no substantial commitments or capital requirements that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $297,720 over the term of two leases, the last expiring on December 31, 2025.

Commitments for rent in the next four years are as follows:

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

Useful lives of Property, Equipment and Leaseholds and Intangible Assets. We amortize and depreciate our property, equipment and leaseholds and intangible assets based on their estimated useful lives. We estimate the expected useful lives based on the expected term over which the asset is expected to continue to generate economic benefit for our company. If there are differences between the expected useful lives and the actual useful lives of the asset, impairment of property, equipment and leaseholds or intangible assets could be necessary.

Revenue Recognition. We follow a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation, and (5) recognition of revenue when (or as) the performance obligation is satisfied. We fulfill our performance obligations when control of product transfers to the customer, which is generally at the time the product is shipped since risk of loss is transferred to the purchaser upon delivery to the carrier. For shipments which are F.O.B. shipping point, we have elected to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service and performance obligation.

See Note 2 to the consolidated financial statements included as part of this report for a description of our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2021 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Flexible Solutions International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Flexible Solutions International, Inc. and subsidiaries (the “Company”) which comprise the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of inventory

At December 31, 2021, the Company’s inventory balance was $9,502,005. As discussed in Note 2 to the consolidated financial statements, the Company records inventory at the lower of cost on a first-in, first-out or weighted average basis and net realizable value. To determine inventory valuation, management conducts regular reviews of overhead costs and the calculation to allocate these expenditures to inventory cost.

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

March 29, 2022

We have served as the Company’s auditor since 2019.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	2021	2020

Assets
Current
Cash	$5,710,227	$3,472,776
Term deposits	1,025,347	1,000,000
Accounts receivable (Note 4)	7,129,329	5,889,813
Inventories (Note 5)	9,502,005	8,372,476
Prepaid expenses	442,161	302,447
Total current assets	23,809,069	19,037,512
Property, equipment and leaseholds, net (Note 6)	4,931,713	5,142,041
Patents (Note 7)	13,699	30,137
Right of use assets (Note 3)	217,267	483,113
Intangible assets (Note 8)	2,600,000	2,776,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	5,424,010	4,776,167
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset (Note 14)	12,697	299,603
Total Assets	$39,551,270	$35,087,388

Liabilities
Current
Accounts payable	$1,283,486	$558,105
Accrued liabilities	457,062	1,225,804
Deferred revenue	349,004	314,277
Income taxes payable	4,561,396	2,540,348
Short term line of credit (Note 11)	2,300,819	2,116,073
Current portion of lease liability (Note 3)	77,715	287,900
Current portion of long term debt (Note 12)	793,574	848,794
Total current liabilities	9,823,056	7,891,301
Lease liability (Note 3)	139,552	195,213
Deferred income tax liability (Note 14)	310,162	233,751
Long term debt (Note 12)	1,573,024	2,998,844
Total Liabilities	11,845,794	11,319,109

Stockholders’ Equity
Capital stock (Note 17)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,355,246 (2020: 12,260,545) common shares	12,355	12,261
Capital in excess of par value	16,983,648	16,633,190
Other comprehensive loss	(775,730)	(872,121)
Accumulated earnings	8,882,360	5,433,198
Total stockholders’ equity – controlling interest	25,102,633	21,206,528
Non-controlling interests (Note 18)	2,602,843	2,561,751
Total Stockholders’ Equity	27,705,476	23,768,279
Total Liabilities and Stockholders’ Equity	$39,551,270	$35,087,388

Subsequent events (See Note 20)

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2021	2020
Sales	$34,416,335	$31,407,454
Cost of sales (Note 6, 7 & 8)	23,019,824	21,641,035

Gross profit	11,396,511	9,766,419

Operating Expenses
Wages	2,321,285	2,169,825
Administrative salaries and benefits	883,460	804,272
Insurance	581,187	479,218
Lease expense	382,663	453,639
Consulting	320,759	277,277
Professional fees	285,424	283,842

Office and miscellaneous	269,459	250,330
Interest expense	199,930	260,657
Advertising and promotion	172,185	197,196
Research	116,411	81,422
Travel	107,894	95,053
Investor relations and transfer agent fee	94,256	78,930
Commissions	62,632	148,922
Telecommunications	45,482	43,535
Currency exchange	25,091	(6,890)
Utilities	21,523	17,651
Shipping	16,567	12,839
Bad debt expense	6,979	1,016
Total operating expenses	5,913,187	5,648,734
Operating income	5,483,324	4,117,685
Gain on sale of equipment (Note 6)	-	9,490
Gain on sale of land (Note 6)	44,330	-
PPP loan forgiveness (Note 12)	537,960	-
Gain on investments (Note 10)	507,143	877,358
Gain on acquisition of ENP Realty (Note 10)	-	133,341
Interest income	77,999	53,101
Income before income tax	6,650,756	5,190,975
Income taxes (Note 14)
Deferred income tax expense	(363,317)	(409,553)
Current income tax expense	(1,993,182)	(1,197,888)
Net income for the year	4,294,257	3,583,534
Net income attributable to non-controlling interests	(845,095)	(606,484)
Net income attributable to controlling interest	$3,449,162	$2,977,050

Income per share (basic and diluted) (Note 15)	$0.28	$0.24
Weighted average number of common shares (basic)	12,316,254	12,240,641
Weighted average number of common shares (diluted)	12,505,522	12,302,552

Other comprehensive income:
Net income	$4,294,257	$3,583,534
Unrealized gain on foreign currency transactions	96,391	122,489
Total comprehensive income	4,390,648	3,706,023
Comprehensive income – non-controlling interest	(845,095)	(606,484)
Comprehensive income attributable to controlling interests	$3,545,553	$3,099,539

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2021	2020
Operating activities
Net income for the year	$4,294,257	$3,583,534
Adjustments to reconcile net income to net cash:
Stock based compensation	210,112	156,012
Depreciation and amortization	965,935	851,672
Lease right of use financing	22,057	53,768
Lease right of use amortization	265,846	331,773
Gain on investments	(507,143)	(877,358)
Bad debt expense	6,979	1,016
Deferred income tax expense (recovery)	363,317	409,553
Gain on sale of equipment	-	(9,490)
Gain on sale of land	(44,330)
PPP loan forgiveness	(537,960)	-
Changes in non-cash working capital items:
Increase in accounts receivable	(1,246,495)	(1,420,614)
(Increase) decrease in inventories	(1,275,746)	1,284,607
Increase in prepaid expenses	(139,714)	(83,809)
Increase in accounts payable and accrued liabilities	102,856	553,478
Increase in taxes payable	2,021,048	770,243
Increase in deferred revenue	34,727	101,056
Cash provided by operating activities	4,535,746	5,705,441

Investing activities
Return of long term deposits	-	22,090
Purchase of investments	(500,000)	(3,152,025)
Proceeds of equity investment distributions	359,300	972,295
Acquisition of ENP Realty LLC	-	13,419
Sale of property and equipment	263,380	9,490
Purchase of property and equipment	(782,219)	(1,080,598)
Cash used in investing activities	(659,539)	(3,215,329)

Financing activities
Advance (repayment) of short term line of credit	184,746	(273,909)
Repayment of long term debt	(943,080)	(4,395,915)
Proceeds of long term debt	-	3,413,160
Lease payments	(287,903)	(385,541)
Repayment of convertible note	-	(500,000)
Distribution to non-controlling interest	(804,003)	(594,882)
Sale of common stock	140,440	39,750
Cash used in financing activities	(1,709,800)	(2,697,337)

Effect of exchange rate changes on cash	96,391	45,331

Inflow (outflow) of cash	2,262,798	(161,894)
Cash resources, beginning	4,472,776	4,634,670

Cash resources, ending	$6,735,574	$4,472,776
Cash resources are comprised of:
Cash and cash equivalents	$5,710,227	$3,472,776
Term deposits	1,025,347	1,000,000
	$6,735,574	$4,472,776
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$464,026
Interest paid	179,029	260,657
Inventory additions in accounts payable and accrued liabilities	250,923	397,140

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

(U.S. Dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2019	12,215,545	$12,216	$16,437,473	$2,456,148	$(994,610)	$17,911,227	$2,550,149	$20,461,376
Translation adjustment	—	—	—	—	122,489	122,489	—	122,489
Net income	—	—	—	2,977,050	—	2,977,050	606,484	3,583,534
Common stock issued	45,000	45	39,705	—	—	39,750	—	39,750
Distributions to noncontrolling interests	—	—	—	—	—	—	(594,882)	(594,882)
Stock-based compensation	—	—	156,012	—	—	156,012	—	156,012
Balance December 31, 2020	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279
Translation adjustment	—	—	—	—	96,391	96,391	—	96,391
Net income	—	—	—	3,449,162	—	3,449,162	845,095	4,294,257
Common stock issued	94,701	94	140,346	—	—	140,440	—	140,440
Distributions to noncontrolling interests	—	—	—	—	—	—	(804,003)	(804,003)
Stock-based compensation	—	—	210,112	—	—	210,112	—	210,112
Balance December 31, 2021	12,355,246	$12,355	$16,983,648	$8,882,360	$(775,730)	$25,102,633	$2,602,843	$27,705,476

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. , NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., and InnFlex Holdings Inc. and its 65% interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

In 2018, NanoChem completed the purchase of a 65% interest in ENP Investments for an aggregate purchase price of $5,110,560. An unrelated party owns the remaining 35% interest in ENP Investments, and ENP Investments is consolidated into the financial statements. The outside investor’s ownership interest in ENP Investments is included in noncontrolling interests in these consolidated financial statements from the acquisition date onward. In 2020, ENP Investments increased its investment in ENP Realty from 24% to 100%, making ENP Realty a wholly-owned subsidiary of ENP Investments. In 2021, ENP Realty was renamed ENP Mendota and is consolidated into the financial statements.

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

(b) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. The Company applies the first-in, first-out or weighted average cost formulae to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2021 - $465,493; 2020 – $427,920). Shipping and handling costs incurred are included in cost of goods sold (2021 - $1,058,674; 2020 – $1,051,588).

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

e) Impairment of Long-Lived Assets

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

(g) Revenue Recognition

The Company generates revenue primarily from energy and water conservation products and biodegradable polymers, as further discussed in Note 19.

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

i) Stock-based Compensation

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

(k) Income Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2021 and 2020.

l) Use of Estimates

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, asset impairment analysis, share-based payments, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds and intangible assets, recoverability of accounts receivable, recoverability of investments, discount rates for right of use assets and the valuation of inventory.

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

The fair values of cash and cash equivalents, term deposits, accounts receivable, accounts payable, accrued liabilities and the short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.

The fair value of the long term debt for all periods presented approximates their respective carrying amounts due to these financial instruments being at market rates.

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

In accordance with FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2021, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

(p) Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $16,917,947 (49%) for the year ended December 31, 2021 (2020 - $14,713,127 or 47%). Accounts receivable for the Company’s three primary customers totaled $4,940,995 (69%) at December 31, 2021 (2020 - $3,986,284 or 68%).

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2021 and 2020. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the year ended December 31, 2021 or 2020.

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

The table below summarizes the right-of-use asset and lease liability for the year ended December 31, 2021:

Right of Use Assets
Balance at December 31, 2019	$789,205
Addition	260,661
Termination	(234,980)
Depreciation	(331,773)
Balance at December 31, 2020	$483,113
Depreciation	(265,846)
Balance at December 31, 2021	$217,267

Lease Liability
Balance at December 31, 2019	$789,205
Addition	260,661
Termination	(234,980)
Lease interest expense	53,768
Payments	(385,541)
Balance at December 31, 2020	$483,113
Lease interest expense	22,057
Payments	(287,903)
Balance at December 31, 2021	$217,267

Short-term portion	$77,715
Long-term portion	139,552
Total	$217,267

Undiscounted rent payments are as follows:

2022	78,240
2023	77,100
2024	70,440
2025	71,940
Total	$297,720
Impact of discounting	(80,453)
Lease liability, December 31, 2021	$217,267

4. Accounts Receivable

	2021	2020

Accounts receivable	$7,403,308	$6,161,249
Allowances for doubtful accounts	(273,979)	(271,436)
	$7,129,329	$5,889,813

5. Inventories

	2021	2020

Completed goods	$3,417,829	$3,393,794
Work in progress	-	152,595
Raw materials and supplies	6,084,176	4,826,087
	$9,502,005	$8,372,476

6. Property, Equipment and Leaseholds

	2021	Accumulated	2021
	Cost	Depreciation	Net
Buildings and improvements	$4,823,708	$2,983,589	$1,840,119
Automobiles	196,255	71,258	124,997
Computer hardware	43,605	42,456	1,149
Furniture and fixtures	130,658	106,101	24,557
Office equipment	1,872	1,155	717
Manufacturing equipment	6,867,799	4,171,699	2,696,100
Trailer	9,463	7,532	1,931
Boat	34,400	26,284	8,116
Leasehold improvements	88,872	88,872	—
Technology	107,759	107,759	—
Land	234,027	—	234,027
	$12,538,418	$7,606,705	$4,931,713

	2020	Accumulated	2020
	Cost	Depreciation	Net
Buildings and improvements	$4,798,370	$2,836,142	$1,962,228
Automobiles	180,956	61,266	119,690
Computer hardware	43,593	41,957	1,636
Furniture and fixtures	111,145	101,186	9,959
Office equipment	1,864	971	893
Manufacturing equipment	6,154,425	3,573,748	2,580,677
Trailer	9,422	6,675	2,747
Boat	34,400	24,255	10,145
Leasehold improvements	88,872	87,205	1,667
Technology	107,295	107,295	—
Land	452,399	—	452,399
	$11,982,741	$6,840,700	$5,142,041

Amount of depreciation expense for 2021: $773,497 (2020: $659,233) and is included in cost of sales in the consolidated statements of income and comprehensive income.

During the year ended December 31, 2021, 3.3 acres of cleared and undeveloped land in Taber, AB Canada was disposed of for proceeds of $263,380 ($333,899CAD). With a cost of $219,318 ($278,040CAD) the Company recognized a gain of $44,330 ($55,859CAD) on the disposal. During the year ended December 31, 2020, equipment with a cost of $79,517 and accumulated depreciation of $64,218 was disposed for proceeds of $24,789. The Company recognized a gain of $9,490 on the disposal.

7. Patents

	2021 Cost	Accumulated Amortization	2021 Net
Patents	$208,079	$194,380	$13,699

	2020 Cost	Accumulated Amortization	2020 Net
Patents	$208,211	$178,074	$30,137

Decrease in 2021 cost was due to currency conversion. 2021 cost in Canadian dollars - $265,102 (2020 - $265,102 in Canadian dollars).

Amount of amortization for 2021: $16,438 (2020 - $16,438) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over the next five years is as follows:

2022	$13,699

8. Goodwill and Intangible Assets

Goodwill
Balance as of December 31, 2020 and 2021	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2020 and 2021	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2019	$2,182,000
Amortization	(176,000)
Balance as of December 31, 2020	2,006,000
Amortization	(176,000)
Balances as of December 31, 2021	$1,830,000

Definite life intangible assets consist of customer relationships and software related to the acquisition of ENP Investments. Customer relationships and software are amortized over their estimated useful life of 15 years and 3 years, respectively.

Estimated amortization expense over the next five years is as follows:

2022	$160,000
2023	160,000
2024	160,000
2025	160,000
2026	160,000

9. Long Term Deposits

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and security deposits held by various vendors.

	2021	2020

Long term deposits	$8,540	$8,540

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”). ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2019	$11,387
Return of equity	(9,063)
Gain in equity method investment	1,498
Balance, December 31, 2020	3,822
Return of equity	(3,822)
Gain in equity method investment	22,642
Balance, December 31, 2021	$22,642

During the year ended December 31, 2021, the Company received an additional $30,478 from ENP Peru. At the time of receipt of the payment, the investment balance was $nil and the payment was not recorded against the investment balance but was included in gains on investments.

Summarized profit and loss information for ENP Peru is as follows:

	2021	2020

Net sales	$322,079	$295,800
Net income	$45,285	$2,996

(b) During the year ended December 31, 2018, ENP Investments acquired a 24% ownership interest in ENP Realty LLC (“ENP Realty”). ENP Realty is located in Illinois and leases warehouse space. During the year ended December 31, 2020, the other partners of ENP Realty withdrew from the partnership, resulting in ENP Realty becoming a wholly owned subsidiary of ENP Investments. As a result, ENP Realty is consolidated in the financial statements of the Company and a 35% non-controlling interest is recognized from the acquisition date onwards.

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

A summary of the Company’s investment follows:

Balance, December 31, 2019	$63,165
Investment eliminated upon consolidation	(63,165)
Balance, December 31, 2020 and 2021	$-

(c) In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a non-convertible promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. In accordance with FASB Codification Topic 320, Investments – Debt Securities (ASC 320), the Company has elected to account for this investment at cost. During the year ended December 31, 2021, the Company entered an agreement with Applied to extend the maturity date of this promissory note to December 6, 2023.

(d) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with FASB Codification Topic 321, Investments – Equity Securities (ASC 321), the Company has elected to account for this investment at cost.

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

Balance, December 31, 2019	$1,141,033
Additional payments	2,518,684
Gain in equity method investment	809,342
Return of equity	(896,714)
Balance, December 31, 2020	3,572,345
Gain in equity method investment	454,023
Return of equity	(325,000)
Balance, December 31, 2021	$3,701,368

Further to the original investment amount, the Company had placed $1,000,000 in trust, which was released during the year ended December 31, 2020 upon the Florida based LLC reaching a milestone related to earnings before interest, taxes and depreciation (“EBITDA”) targets. The additional payments of $2,518,684 made during the year ended December 31, 2020 related to contingent consideration which was dependent on the Florida based LLC meeting certain performance millstones during the year. Summarized profit and loss information related to the equity accounted investment is as follows:

	2021	2020

Net sales	$11,543,277	$12,138,511
Gross profit	3,517,387	4,688,654
Net income	$908,045	$1,618,685

During the year ended December 31, 2021, the Company had sales of $7,982,281 (2020 - $7,476,047) to the Florida Based LLC, of which $2,202,345 is included within Accounts Receivable as at December 31, 2021 (2020 - $1,593,272).

(f) In December 2020, the Company invested $500,000 in Lygos Inc., a privately held entity, under a Simple Agreement for Future Equity agreement. Both companies intend to work together in pursuit of sustainable aspartic acid through synthetic biology. The Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, December 31, 2019	$-
Acquisition	500,000
Balance, December 31, 2020	500,000
Additional payment	500,000
Balance, December 31, 2021	$1,000,000

11. Short-Term Line of Credit

(a) In September 2018, the Company signed a new agreement with Harris Bank (“Harris”) to renew the expiring credit line. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 60% of inventory. The loan had an annual interest rate of 4.75%. The revolving line of credit at Harris was paid in October 2020, upon the opening of the revolving line of credit at Midland States Bank (“Midland”).

(b) In April 2020 and in August 2021, ENP Investments signed a new agreement with Midland to renew the expiring credit line. The revolving line of credit is for an aggregate amount up to $3,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 1.000 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.250% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2021 is 4.25% (2020 – 4.5%). In March 2022, a new agreement was signed, increasing the revolving line of credit to an aggregate amount $4,000,000.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $1,950,000. As of December 31, 2021, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, ENP Investments granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of December 31, 2021 were $811,665 (2020 - $541,456).

(c) In October 2021, the Company signed a new agreement with Midland to replace the expiring credit line at Harris. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory. Interest on the unpaid principal balance of this loan will be calculated using a rate of 0.500 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.50% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2021 is 4.50% (2020 – 3.75%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2021, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Midland a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2021 were $1,489,154 (2020 - $1,574,617).

12. Long Term Debt

(a) In October 2018, NanoChem signed a $4,100,000 term loan with Harris with a rate of prime to be repaid over 7 years with equal monthly installments plus interest along two payments consisting of 25% prior year cash flow recapture, capped at $300,000, due May 31, 2019 and 2020. The money was used to purchase a 65% interest in ENP Investments. Interest expense for the year ended December 31, 2020 was $75,874. This loan was paid in October 2020 upon opening of credit facilities at Midland.

(b) In April 2019, NanoChem signed a loan for $1,100,000 with Harris with a rate of prime plus 0.5% for the purchase of new manufacturing equipment. The Company paid interest monthly until February 2020, when equal monthly installments of the principal and interest were due until January 2024. Interest expense for the year ended December 31, 2020 was $36,272. This loan was paid in October 2020 upon opening of credit facilities at Midland.

(c) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment and in May 2021, ENP Investments paid the loan in full with cash on hand. Interest expense for the year ended December 31, 2021 was $2,788 (2020 - $7,588). The principal balance owing at December 31, 2021 is $nil (2020 - $125,543).

(d) In March 2016, ENP Investments signed a $45,941 promissory note with Ford Motor Credit Company with a rate of 0.00% interest to be repaid over 5 years with equal monthly installments. In August 2020, the loan was paid in full.

(e) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the Small Business Administration and has been recorded as Other Income on the consolidated statements of income and comprehensive income for the year ended December 31, 2021.

(f) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the Small Business Administration and has been recorded as Other Income on the consolidated statements of income and comprehensive income for the year ended December 31, 2021.

(g) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. Interest for the year ended December 31, 2021 was $69,831 (2020 - $13,389). The balance owing at December 31, 2021 is $1,554,044 (2020 - $1,920,976).

The Company has committed to the following repayments:

2022	$382,705
2023	$397,414
2024	$413,516
2025	$360,409

(h) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. Interest expense for the year ended December 31, 2021 was $24,827 (2020 - $6,218). The balance owing at December 31, 2021 is $381,674 (2020 - $822,380).

(i) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards Bank & Trust to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the year ended December 31, 2021 was $17,107 (2020 - $18,049). The balance owing at December 31, 2021 is $430,880 (2020 - $440,779).

The Company has committed to the following repayments:

2022	$29,749
2023	$29,749
2024	$29,749
2025	$29,749

As of December 31, 2021, Company was in compliance with all loan covenants.

Continuity	December 31, 2021	December 31, 2020
Balance, January 1	$3,847,638	$4,380,393
Plus: Proceeds from loans	-	3,413,160
Plus: Loan acquired with acquisition of ENP Realty	-	450,000
Less: Forgiveness on PPP loans	(537,960)	-
Less: Payments on loan	(943,080)	(4,395,915)
Balance, December 31	$2,366,598	$3,847,638

Outstanding balance	December 31, 2021	December 31, 2020
a) Long term debt – Harris Bank	$-	$-
b) Long term debt – Harris Bank	-	-
c) Long term debt – Midland States Bank	-	125,543
d) Long term debt – Ford Credit	-	-
e) Long term debt – PPP	-	322,000
f) Long term debt - PPP	-	215,960
g) Long term debt – Midland States Bank	1,554,044	1,920,976
h) Long term debt – Midland States Bank	381,674	822,380
i) Long term debt – Stock Yards Bank & Trust	430,880	440,779
Long-term Debt	2,366,598	3,847,638
Less: current portion	(793,574)	(848,794)
	$1,573,024	$2,998,844

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

In April 2020, the Company repaid the remaining principal balance of $500,000 and accrued interest of $13,046.

14. Income Taxes

The provision for income tax expense (benefit) is comprised of the following:

	2021	2020
Current tax, federal	$1,309,503	$739,113
Current tax, state	592,394	334,361
Current tax, foreign	91,285	124,414
Current tax, total	1,993,182	1,197,888

Deferred income tax, federal	250,153	158,308
Deferred income tax, state	113,164	71,616
Deferred income tax, foreign	-	179,629
Deferred income tax, total	363,317	409,553
Total	$2,356,499	$1,607,441

The following table reconciles the income tax expense at the U.S. Federal statutory rate to income tax expense at the Company’s effective tax rates.

	2021	2020
Income before tax	$6,650,756	$5,190,975
US statutory tax rates	30.50%	30.50%
Expected income tax	2,028,481	1,583,247
Non-deductible items	(29,508)	(60,470)
Change in estimates and other	(65,027)	603,422
Change in enacted tax rate	337,961	-
Foreign tax rate difference	(86,696)	(120,372)
Change in valuation allowance	171,288	(398,386)
Total income taxes	2,356,499	1,607,441

Current income tax expense	1,993,182	1,197,888
Deferred tax expense (recovery)	363,317	409,553
Total income tax expense	$2,356,499	$1,607,441

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2021 and 2020 are comprised of the following:

	2021	2020
Canada
Non capital loss carryforwards	$1,443,371	$1,638,357
Intangible assets	19,849	18,863
Property, equipment and leaseholds	587,408	624,016
Financial instruments	-	26,690
	2,050,628	2,307,926
Valuation allowance	(2,050,628)	(2,307,926)
Net deferred tax asset	$-	$-

US
	2021	2020
Net operating loss carryforwards	$-	$-
Intangible assets	-	-
Investments	(241,880)	(167,635)
Property, equipment and leaseholds	(68,282)	(66,116)
Property, equipment and leaseholds	12,697	201,393
Financial instruments	-	98,210
Deferred tax asset not recognized	-	-
Net deferred tax asset (liability)	$(297,465)	$65,852

The Company has non-capital loss carryforwards of approximately $6,275,526 (2020 - $6,068,054) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

`	Loss
2029	891,014
2030	1,081,844
2031	1,245,577
2037	2,238,533
2038	372,149
2039	72,378
2040	166,494
2041	207,537
Total	6,275,526

As at December 31, 2021, the Company has no net operating loss carryforwards available for US tax purposes.

Accounting for Uncertainty for Income Tax

As at December 31, 2021 and 2020, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

15. Income Per Share

The Company presents both basic and diluted income per share on the face of its consolidated statements of income. Basic and diluted income per share are calculated as follows:

	2021	2020

Net income attributable to controlling interest	$3,449,162	$2,977,050
Weighted average common shares outstanding:
Basic	12,316,254	12,240,641
Diluted	12,505,522	12,302,552
Net income per common share attributable to controlling interest:
Basic and diluted	$0.28	$0.24

Certain stock options whose terms and conditions are described in Note 16, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2021	2020

Anti-dilutive options	21,000	507,000

There were no preferred shares issued and outstanding during the years ended December 31, 2021 or 2020.

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

The following table summarizes the Company’s stock option activities for the years ended December 31, 2021 and 2020:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2019	635,000	$0.75 – 1.75	$1.35
Granted	172,000	$2.44	$2.44
Cancelled or expired	(13,000)	$2.44 – 3.46	$2.75
Exercised	(45,000)	$0.75 – 1.05	$0.88
Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Granted	170,000	$3.61	$3.61
Cancelled or expired	(34,799)	$1.42 – 3.46	$2.30
Exercised	(94,701)	$0.75 – 3.46	$1.58
Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Exercisable, December 31, 2021	564,500	$1.42 – 4.13	$2.63

The weighted-average remaining contractual life of outstanding options is 3.20 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2021	2020
Expected life – years	3.0	3.0
Interest rate	1.23%	0.37%
Volatility	63.28%	70.14%
Weighted average fair value of options granted	$1.23	$1.12

During the year ended December 31, 2021, the Company granted 45,000 (2020 – 45,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $13,860 (2020 - $10,080). Options granted in other years resulted in additional expenses of $51,210 (2020 – $43,905). During the year ended December 31, 2021, employees were granted 125,000 (2020 – 127,000) stock options, which resulted in expenses of $38,500 (2020 – $28,316). Options granted in other years resulted in additional expenses in the amount of $106,542 for employees during the year ended December 31, 2021 (2020 - $73,711). There were 61,500 employee and 33,201 consultant stock options exercised during the year ended December 31, 2021 (2020 – 35,000 employee; 10,000 consultant).

As of December 31, 2021, there was approximately $229,918 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.0 years.

The aggregate intrinsic value of vested options outstanding at December 31, 2021 is $712,945 (2020 – $nil). The intrinsic value of options exercised during the year was $203,701 (2020 - $56,230).

17. Capital Stock.

During the year ended December 31, 2021, 61,500 shares were issued upon the exercise of employee stock options (2020 – 35,000) and 33,201 shares were issued upon the exercise of consultant stock options (2020 – 10,000).

On March 19, 2020, the Company suspended the annual dividend until further notice due to the uncertainty surrounding the COVID-19 virus.

18. Non-Controlling Interests

ENP Investments is a limited liability corporation (LLC) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% interest in ENP Investments. As of December 31, 2020, ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents the non-controlling unitholder’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the BCPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $1,924,995.

Balance, December 31, 2019	$2,550,149
Distribution	(594,882)
Non-controlling interest share of income	606,484
Balance, December 31, 2020	2,561,751
Distribution	(804,003)
Non-controlling interest share of income	845,095
Balance, December 31, 2021	$2,602,843

During the year ended December 31, 2021, the Company had sales of $4,877,690 (2020 - $4,094,622) to the party that holds 35% interest in ENP Investments, of which $2,215,119 is included within Accounts Receivable as of December 31, 2021 (2020 – $2,056,631).

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

Year ended December 31, 2021:

	EWCP	BCPA	Consolidated

Sales	$420,811	$33,995,524	$34,416,335
Interest expense	-	199,930	199,930
Depreciation	40,247	925,688	965,935
Current and deferred income tax expense	24,384	2,361,298	2,385,682
Segment profit	(368,994)	3,818,156	3,449,162
Segment assets	1,929,537	37,621,733	39,551,270
Expenditures for segment assets	-	782,219	782,219

Year ended December 31, 2020:

	EWCP	BCPA	Consolidated

Sales	$334,423	$31,073,031	$31,407,454
Interest expense	54	260,603	260,657
Depreciation	41,969	809,703	851,672
Current and deferred income tax expense	121,164	1,486,277	1,607,441
Segment profit	(536,220)	3,513,270	2,977,050
Segment assets	2,111,501	32,975,887	35,087,388
Expenditures for segment assets	-	1,071,108	1,071,108

Sales by territory are shown below:

	2021	2020

Canada	$525,900	$562,626
United States and abroad	33,890,435	30,844,828
Total	$34,416,335	$31,407,454

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	2021	2020

Canada	$191,752	$445,663
United States	10,105,202	10,519,903
Total	$10,296,954	$10,965,566

Three customers accounted for $16,917,948 (49%) of sales made in 2021 (2020 - $14,713,127 or 47%).

20. Subsequent Events.

The Company granted 5,000 stock options to an employee and issued 20,500 shares to employees upon the exercise of stock options in the three months ended March 29, 2022.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2021 we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	65	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	69	Director
Robert Helina	56	Director
Tom Fyles	70	Director
Ben Seaman	41	Director
David Fynn	64	Director

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

Robert T. Helina has been a director since 2011. Mr. Helina has been involved in the financial services industry for over 30 years which has given him extensive knowledge in business, economics and finance. His specialty is in Corporate Finance and Capital Markets. Mr. Helina holds a Bachelor of Arts degree from Trinity Western University.

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Plan. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2021 none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

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

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2021.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2021	$747,920	—	—	—	—	$747,920
President, Chief Executive Financial and Accounting Officer	2020	$695,352	—	—	—	—	$695,352

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid. Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company. Mr. O’Brien requested his salary be dropped by $100,000/year during 2019 and the Compensation committee agreed. The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2022 will again be twice the annual salary less $100,000 paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2021 we issued 170,000 options pursuant to the Non-Qualified Plan (2020 – 172,000).

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2021, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	789,500	$2.78	62,000

Our Non-Qualified Stock Option Plan has been approved by our shareholders.

As of December 31, 2021, options to purchase 789,500 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $1.42 and $4.13 per share and the options expire at various dates between on December 31, 2021 and December 31, 2025.

No options were exercised by our executive officers during the fiscal year ended December 31, 2021.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $6,000 annually for each year that they serve with an additional $4,000 paid to the head of the Audit Committee -

Our directors received the following compensation in 2021:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$10,000	—	—
Robert Helina	$6,000
Tom Fyles	$6,000	—	—
Ben Seaman	$6,000	—	—
David Fynn	$6,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

Daniel B. O’Brien was not compensated for serving as a director during 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 30, 2022 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,521,900	36.6%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	0	0%
46081 Greenwood Dr.
Chilliwack, BC
Canada V2R 4C9

Robert Helina	40,000	0.3%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	15,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors
as a group (6 persons)	4,576,900	37.0%

Other Principal Shareholders
Comprehensive Financial Planning, Inc.	1,358,661	11.0%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2022, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Robert Helina	5,000	$1.70	December 31, 2022
	5,000	$3.46	December 31, 2023
	5,000	$2.44	December 31, 2024
	5,000	$2.44	December 31, 2025

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

In August 2020, Morgan & Company LLP merged with Smythe LLP. Both firms are referenced as Smythe LLP below.

Smythe LLP examined our financial statements for the years ended December 31, 2021 and 2020.

Audit Fees

Smythe LLP was paid $114,800 in the fiscal year ended December 31, 2021 for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during that fiscal year. Smythe LLP was paid $88,636 for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2020.

Tax Fees

Smythe LLP has been retained to file our taxes for the fiscal years ended December 31, 2018 and onwards. No fees have been charged to date.

All Other Fees

Smythe LLP was not paid any other fees for professional services during the fiscal years ended December 31, 2021 and 2020.

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

During the year ended December 31, 2021 our Audit Committee approved all of the fees paid to Smythe LLP. Our Audit Committee has determined that the rendering of all non-audit services by Smythe LLP is compatible with maintaining its independence.

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

March 29, 2022	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 29, 2022
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 29, 2022
John H. Bientjes

/s/ Robert T. Helina	Director	March 29, 2022
Robert T. Helina

/s/ Thomas Fyles	Director	March 29, 2022
Thomas Fyles

/s/ Ben Seaman	Director	March 29, 2022
Ben Seaman

/s/ David Fynn	Director	March 29, 2022
David Fynn

