Form 10-K/A
period 2021-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2022-05-13
CIK 1069394

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

EXPLANATORY NOTE

The purpose of the amendment is to correct Exhibit 23.1

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

/s/ Smythe LLP

Smythe LLP

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

May 12, 2022	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	May 12, 2022
Daniel B. O’Brien

/s/ John H. Bientjes	Director	May 12, 2022
John H. Bientjes

/s/ Robert T. Helina	Director	May 12, 2022
Robert T. Helina

/s/ Thomas Fyles	Director	May 12, 2022
Thomas Fyles

/s/ Ben Seaman	Director	May 12, 2022
Ben Seaman

/s/ David Fynn	Director	May 12, 2022
David Fynn

