Form 10-Q
period 2022-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2022-05-16
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,377,246	May 16, 2022

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current
Cash and cash equivalents	$5,371,608	$5,710,227
Term deposits	1,025,347	1,025,347
Accounts receivable (Note 4)	9,943,148	7,129,329
Inventories (Note 5)	12,214,651	9,502,005
Prepaid expenses	859,922	442,161
Total current assets	29,414,676	23,809,069
Property, equipment and leaseholds, net (Note 6)	4,920,019	4,931,713
Patents (Note 7)	9,589	13,699
Right of use assets (Note 3)	203,721	217,267
Intangible assets (Note 8)	2,560,000	2,600,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	5,453,274	5,424,010
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	12,697	12,697
Total Assets	$45,116,791	$39,551,270

Liabilities
Current
Accounts payable	$1,362,779	$1,283,486
Accrued liabilities	1,318,503	457,062
Deferred revenue	271,426	349,004
Income taxes payable	5,273,842	4,561,396
Short term line of credit (Note 11)	4,948,545	2,300,819
Current portion of lease liability (Note 3)	57,045	77,715
Current portion of long term debt (Note 12)	665,614	793,574
Total current liabilities	13,897,754	9,823,056
Lease liability (Note 3)	146,676	139,552
Deferred income tax liability	310,162	310,162
Long term debt (Note 12)	1,491,355	1,573,024
Total Liabilities	$15,845,947	11,845,794

Stockholders’ Equity
Capital stock (Note 14)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,377,746 (December 31, 2021: 12,355,246) common shares	12,378	12,355
Capital in excess of par value	17,094,836	16,983,648
Other comprehensive loss	(733,187)	(775,730)
Accumulated earnings	10,415,419	8,882,360
Total stockholders’ equity – controlling interest	26,789,446	25,102,633
Non-controlling interests (Note 15)	2,481,398	2,602,843
Total Stockholders’ Equity	29,270,844	27,705,476
Total Liabilities and Stockholders’ Equity	$45,116,791	$39,551,270

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2022	2021

Sales	$10,783,280	$7,624,697
Cost of sales	6,971,379	4,916,776

Gross profit	3,811,901	2,707,921

Operating Expenses
Wages	623,503	579,355
Administrative salaries and benefits	233,585	222,490
Insurance	185,360	124,458
Consulting	76,274	72,961
Interest expense	57,618	62,274
Professional fees	50,581	53,689
Travel	44,808	10,994
Lease expense	42,225	66,028
Advertising and promotion	40,029	34,770
Investor relations and transfer agent fee	37,097	25,087
Office and miscellaneous	35,970	42,119
Research	17,696	18,275
Currency exchange	11,533	8,300
Telecommunications	9,456	9,991
Utilities	7,618	2,722
Shipping	3,994	4,355
Commissions	3,424	4,768

Total operating expenses	1,480,771	1,342,636

Operating income	2,331,130	1,365,285
PPP loan forgiveness	-	537,960
Gain on investments	36,764	208,968
Interest income	22,088	10,298
Income before income tax	2,389,982	2,122,511

Income taxes
Income tax expense - current	(712,446)	(485,456)

Net income for the period including non-controlling interests	1,677,536	1,637,055
Less: Net income attributable to non-controlling interests	(144,477)	(186,484)
Net income attributable to controlling interest	$1,533,059	$1,450,571

Income per share (basic and diluted)	$0.12	$0.12
Weighted average number of common shares (basic)	12,361,313	12,292,452
Weighted average number of common shares (diluted)	12,543,674	12,518,331
Other comprehensive income:
Net income	1,677,536	1,637,055
Unrealized gain on foreign currency translations	42,543	82,352
Total comprehensive income	1,720,079	1,719,407
Comprehensive income – non-controlling interest	(144,477)	(186,484)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,575,602	$1,532,923

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating activities
Net income for the period including non-controlling interests	$1,677,536	$1,637,055
Adjustments to reconcile net income to net cash:
Stock based compensation	54,271	39,589
Depreciation and amortization	232,488	232,965
Lease right of use financing	2,539	8,187
Lease right of use amortization	13,546	74,884
Gain on investments	(36,764)	(208,968)
PPP loan forgiveness	-	(537,960)

Changes in non-cash working capital items:
Increase in accounts receivable	(2,813,819)	(1,649,501)
Increase in inventories	(2,712,646)	(1,616,862)
(Increase) Decrease in prepaid expenses	(417,761)	59,204
Increase (Decrease) in accounts payable and accrued liabilities	940,734	(872,823)
Increase in taxes payable	712,446	513,323
Decrease in deferred revenue	(77,578)	(35,860)

Cash used in operating activities	(2,425,008)	(2,356,767)

Investing activities
Proceeds of equity investment distributions	7,500	12,500
Net purchase of property, equipment and leaseholds	(176,684)	(96,136)

Cash used in investing activities	(169,184)	(83,636)

Financing activities
Draw from short term line of credit	2,647,726	1,112,361
Repayment of long term debt	(209,629)	(208,857)
Lease financing costs	(16,085)	(83,070)
Distributions to non-controlling interests	(265,922)	(157,952)
Proceeds from issuance of common stock	56,940	76,360

Cash provided by financing activities	2,213,030	738,842

Effect of exchange rate changes on cash	42,543	82,352

Outflow of cash	(338,619)	(1,619,209)
Cash and cash equivalents, beginning	6,735,574	4,472,776

Cash and cash equivalents, ending	$6,396,955	$2,853,567

Cash and cash equivalents are comprised of:
Cash and cash equivalents	$5,371,608	$1,853,567
Term deposits	1,025,347	1,000,000
	$6,396,955	$2,853,567

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$57,618	$62,274

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF Stockholders’ Equity

(U.S. Dollars — Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2021	12,355,246	$12,355	$16,983,648	$8,882,360	$(775,730)	$25,102,633	$2,602,843	$27,705,476
Translation adjustment	—	—	—	—	42,543	42,543	—	42,543
Net income	—	—	—	1,533,059	—	1,533,059	144,477	1,677,536
Common stock issued	22,500	23	56,917	—	—	56,940	—	56,940
Distributions to non-controlling interests	—	—	—	—	—	—	(265,922)	(265,922)
Stock-based compensation	—	—	54,271	—	—	54,271	—	54,271

Balance March 31, 2022	12,377,746	$12,378	$17,094,836	$10,415,419	$(733,187)	$26,789,446	$2,481,398	$29,270,844

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2020	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279
Translation adjustment	—	—	—	—	82,352	82,352	—	82,352
Net income	—	—	—	1,450,571	—	1,450,571	186,484	1,637,055
Common stock issued	55,201	55	76,305	—	—	76,360	—	76,360
Distributions to non-controlling interests	—	—	—	—	—	—	(157,952)	(157,952)
Stock-based compensation	—	—	39,589	—	—	39,589	—	39,589

Balance March 31, 2021	12,315,746	$12,316	$16,749,084	$6,883,769	$(789,769)	$22,855,400	$2,590,283	$25,445,683

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022

(U.S. Dollars - Unaudited)

1. Basis of Presentation.

These interim condensed consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. , NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., and InnFlex Holdings Inc. and its 65% interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

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

2. Significant Accounting Policies.

The consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the Securities and Exchange Commission on May 13, 2022. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

(b) Term Deposits

The deposits maintained by the Company with banks comprises term deposits, which can be withdrawn by the Company at any point without prior notice or penalty on the principal.

(c) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. The Company applies the first-in, first-out or weighted average cost formulae to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2022 - $123,894; 2021 – $131,348). Shipping and handling costs incurred are included in cost of goods sold (2022 - $268,032; 2021 – $263,089).

(d) Allowance for Doubtful Accounts

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

(e) Property, Equipment, Leaseholds and Intangible Assets

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

(f) Impairment of Long-Lived Assets

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

(g) Foreign Currency

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

(h) Revenue Recognition

The Company generates revenue primarily from energy and water conservation products and biodegradable polymers, as further discussed in Note 16.

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

(i) Stock Issued in Exchange for Services

The Company’s common stock issued in exchange for services is valued at estimated fair market value based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

j) Stock-based Compensation

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

(k) Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised only of unrealized foreign exchange gains and losses.

(l) Income Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2022 and 2021.

(m) Use of Estimates

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

(o) Contingencies

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

In accordance with FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2022, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

(q) Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $6,235,661 (58%) for the three months ended March 31, 2022 (2021 - $3,120,819 or 41%). Accounts receivable for the Company’s three primary customers totaled $6,367,303 (64%) at March 31, 2022 (December 31, 2021 - $4,940,995 or 69%).

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2021 and 2020. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three months ended March 31, 2022.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Impairment of Long Lived Assets” significant accounting policy.

(t) Recent Accounting Pronouncements

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

The table below summarizes the right-of-use asset and lease liability for the period ended March 31, 2022:

	March 31, 2022	December 31, 2021
Right of Use Assets
Balance, January 1	$217,267	$483,113
Depreciation	(13,546)	(265,846)
Balance, end of period	$203,721	$217,267

Lease Liability
Balance, January 1	$217,267	$483,113
Lease interest expense	2,539	22,057
Payments	(16,085)	(287,903)
Balance, end of period	$203,721	$217,267

Short-term portion	$57,045	$77,715
Long-term portion	146,676	139,552
Total	$203,721	$217,267

Undiscounted rent payments for the next four years are as follows:

2022	$42,525
2023	58,080
2024	59,520
2025	61,020
Total	$221,145
Impact of discounting	(17,424)
Lease liability, March 31, 2022	$203,721

4. Accounts Receivable

	March 31, 2022	December 31, 2021

Accounts receivable	$10,217,709	$7,403,308
Allowances for doubtful accounts	(274,561)	(273,979)
	$9,943,148	$7,129,329

5. Inventories

	March 31, 2022	December 31, 2021

Completed goods	$3,816,366	$3,417,829
Raw materials and supplies	8,398,285	6,084,176
	$12,214,651	$9,502,005

6. Property, equipment & leaseholds

	March 31, 2022	Accumulated	March 31, 2022
	Cost	Depreciation	Net
Buildings and improvements	$4,870,778	$3,018,920	$1,851,858
Automobiles	196,255	80,207	116,048
Computer hardware	43,644	42,571	1,073
Furniture and fixtures	130,714	108,421	22,293
Office equipment	1,899	1,208	691
Manufacturing equipment	6,999,195	4,314,689	2,684,506
Trailer	9,601	7,788	1,813
Boat	34,400	26,690	7,710
Leasehold improvements	88,872	88,872	—
Technology	109,370	109,370	—
Land	234,027	—	234,027
	$12,718,755	$7,798,736	$4,920,019

	December 31, 2021	Accumulated	December 31, 2021
	Cost	Depreciation	Net
Buildings and improvements	$4,823,708	$2,983,589	$1,840,119
Automobiles	196,255	71,258	124,997
Computer hardware	43,605	42,456	1,149
Furniture and fixtures	130,658	106,101	24,557
Office equipment	1,872	1,155	717
Manufacturing equipment	6,867,799	4,171,699	2,696,100
Trailer	9,463	7,532	1,931
Boat	34,400	26,284	8,116
Leasehold improvements	88,872	88,872	—
Technology	107,759	107,759	—
Land	234,027	—	234,027
	$12,538,418	$7,606,705	$4,931,713

Amount of depreciation expense for the three months ended March 31, 2022: $188,378 (2021: $184,855) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

7. Patents

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	March 31, 2022 Cost	Accumulated Amortization	March 31, 2022 Net
Patents	$212,161	$202,572	$9,589

	December 31, 2021 Cost	Accumulated Amortization	December 31, 2021 Net
Patents	$208,079	$194,380	$13,699

The increase in the carrying amount of patents is primarily due to foreign currency translation effects. The 2022 cost in Canadian dollars - $265,102 (December 31, 2021 - $265,102 in Canadian dollars).

Amount of amortization for 2022 - $4,110 (2021 - $4,110) and is included in cost of sales in the consolidated statements of income and comprehensive income.

Estimated amortization expense over this year is as follows:

2022	13,699

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2020	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2021 and March 31, 2022	$2,534,275
Indefinite Lived Intangible Assets
Balance as of December 31, 2020	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2021 and March 31, 2022	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2020	$2,006,000
Amortization	(176,000)
Balance as of December 31, 2021	1,830,000
Amortization	(40,000)
Balance as of March 31, 2022	$1,790,000

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

	March 31, 2022	December 31, 2021

Long term deposits	$8,540	$8,540

10. Investments

(a) The Company has a 50% ownership interest in ENP Peru Investments LLC (“ENP Peru”). ENP Peru is located in Illinois and leases warehouse space. The Company accounts for this investment using the equity method of accounting. A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,822
Return of equity	(3,822)
Gain in equity method investment	22,642
Balance, December 31, 2021	22,642
Return of equity	(7,500)
Balance, March 31, 2022	$15,142

Summarized profit and loss information related to the equity accounted investment is as follows for the full year:

2021

Net sales	$322,079
Net income	$45,285

(b) In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a non-convertible promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. In accordance with FASB Codification Topic 323, Investments – Equity Method and Joint Ventures (ASC 323), the Company has elected to account for this investment at cost. During the year ended December 31, 2021, the Company entered an agreement with Applied to extend the maturity date of this promissory note to December 6, 2023.

(c) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with FASB Codification Topic 321, Investments – Equity Securities (ASC 321), the Company has elected to account for this investment at cost.

(d) In January 2019, the Company invested $1,001,000 in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,572,345
Gain in equity method investment	454,023
Return of equity	(325,000)
Balance, December 31, 2021	3,701,368
Gain in equity method investment	36,764
Balance, March 31, 2022	$3,738,132

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

	Three months ended March 31, 2022	Three months ended March 31, 2021

Net sales	$2,201,518	$2,332,304
Gross profit	512,884	860,676
Net income	73,528	400,580

During the three months ended March 31, 2022, the Company had sales of $1,672,200 (2021 - $1,434,684) to the Florida Based LLC, of which $1,419,306 is included within Accounts Receivable as at March 31, 2022 (December 31, 2021 -2020 - $2,202,345).

(e) In December 2020, the Company invested $500,000 in Lygos Inc. (“Lygo’s”), a privately held entity, under a Simple Agreement for Future Equity agreement. Both companies intend to work together in pursuit of sustainable aspartic acid through synthetic biology (Note 18). In 2021, a second investment of $500,000 was in order to continue development of the aspartic acid microbe strain. The Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, December 31, 2020	$500,000
Additional payment	500,000
Balance, December 31, 2021 and March 31, 2022	$1,000,000

11. Short-Term Line of Credit

(a) In March 2022, ENP Investments signed a new agreement with Midland to renew the credit line. The revolving line of credit is for an aggregate amount up to $4,000,000. The interest rate of this loan is subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan will be calculated using a rate of 1.000 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.25% per annum or more than the maximum rate allowed by applicable law. The interest rate at March 31, 2022 is 4.50% (December 31, 2021 - 4.25%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,600,000. As of March 31, 2022, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, ENP Investments granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011.

Short-term borrowings outstanding under the revolving line as of March 31, 2022 were $3,459,391 (December 31, 2021 - $811,665).

(b) In October 2021, the Company signed a new agreement with Midland to replace the expiring credit line at Harris. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $3,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory. Interest on the unpaid principal balance of this loan will be calculated using a rate of 0.500 percentage points over the Index. Under no circumstances will the interest rate of this loan be less than 4.50% per annum or more than the maximum rate allowed by applicable law. The interest rate at March 31, 2022 is 4.50% (December 31, 2021 - 4.50%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2022, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Midland a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2022 were $1,489,154 (December 31, 2021 - $1,489,154).

12. Long Term Debt

(a) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment and interest for the three months ended March 31, 2021 was $1,510. In May 2021, ENP Investments paid the loan in full with cash on hand.

(b) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the three month period ended March 31, 2021.

(c) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income of the condensed interim consolidated statements of operations and comprehensive income for the three month period ended March 31, 2021.

(d) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. Interest expense for the three months ended March 31, 2022 was $15,130 (2021 - $18,606). The balance owing at March 31, 2022 is $1,459,983 (December 31, 2021 - $1,554,044).

The Company has committed to the following repayments:

2022	$382,705
2023	$397,414
2024	$413,516
2025	$360,409

(e) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. Interest expense for the three months ended March 31, 2022 was $3,417 (2021 - $7,739) The balance owing at March 31, 2022 is $268,708 (December 31, 2021 - $381,674).

The Company has committed to the following repayments:

2022	$381,674

(f) In January 2020, ENP Realty refinanced its mortgage and signed a loan for $450,000 with Stock Yards Bank & Trust to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the three months ended March 31, 2022 was $4,677 (2021 - $4,766). The balance owing at March 31, 2022 is $428,278 (December 31, 2021 - $430,779).

The Company has committed to the following repayments:

2023	$29,749
2024	$29,749
2025	$29,749

As of March 31, 2022, Company was in compliance with all loan covenants.

Continuity	March 31, 2022	December 31, 2021
Balance, January 1	$2,366,598	$3,847,638
Less: Forgiveness on PPP loans	-	(537,960)
Less: Payments on loan	(206,629)	(943,080)
Balance, end of period	$2,156,969	$2,366,598

Outstanding balance	March 31, 2022	December 31, 2021
a) Long term debt – Midland States Bank	$-	-
b) Long term debt – PPP	-	-
c) Long term debt – PPP	-	-
d) Long term debt – Midland States Bank	1,459,983	1,554,044
e) Long term debt – Midland States Bank	268,708	381,674
f) Long term debt – Stock Yards Bank & Trust	428,278	430,880
Long-term Debt	2,156,969	2,366,598
Less: current portion	(665,614)	(793,574)
	$1,491,355	$1,573,024

13. Stock Options

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2021 and the three-month period ended March 31, 2022:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Granted	170,000	$3.61	$3.61
Cancelled or expired	(34,799)	$1.42 – 3.46	$2.30
Exercised	(94,701)	$0.75 – 3.46	$1.58
Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Granted	5,000	$3.61	$3.61
Cancelled or expired	(3,000)	$3.61	$3.61
Exercised	(22,500)	$2.44 – 3.46	$2.53
Balance, March 31, 2022	769,000	$1.42 – 4.13	$2.82
Exercisable, March 31, 2022	539,000	$1.42 – 4.13	$2.69

The weighted average remaining contractual life of options outstanding is 3.6 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2022	2021
Expected life – years	3.0	3.0
Interest rate	1.76%	1.23%
Volatility	69.66%	63.28%
Weighted average fair value of options granted	$1.46	$1.54

During the three months ended March 31, 2022 and 2021, the Company did not grant any new options to consultants. Options granted in previous quarters resulted in expenses in the amount of $15,794 for consultants (2021 - $13,065). During the three months ended March 31, 2022, employees were granted 5,000 (2021 – nil) stock options, which resulted in expenses of $1,825 (2021 – $nil). Options granted in previous quarters resulted in additional expenses in the amount of $36,652 for employees during the three months ended March 31, 2022 (2021 - $26,524). There were 22,500 employee and nil consultant stock options exercised during the three months ended March 31, 2022 (2021 – 32,000 employee; 23,201 consultant).

As of March 31, 2022, there was approximately $129,991 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1 year.

The aggregate intrinsic value of vested options outstanding at March 31, 2022 is $578,660 (2021 – $nil).

14. Capital Stock.

During the three months ended March 31, 2022, 22,500 shares were issued upon the exercise of employee stock options (2021 – 32,000).

15. Non-Controlling Interests

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $2,082,947.

Balance, December 31, 2020	$2,561,751
Distribution	(804,003)
Non-controlling interest share of income	845,095
Balance, December 31, 2021	2,602,843
Distribution	(265,922)
Non-controlling interest share of income	144,477
Balance, March 31, 2022	$2,481,398

During the three months ended March 31, 2022, the Company had sales of $1,605,736 (2021 - $998,336) to the party that holds 35% interest in ENP Investments, of which $3,560,534 is included within Accounts Receivable as of March 31, 2022 (December 31, 2021 – $2,215,119).

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

Three months ended March 31, 2022:

	EWCP	TPA	Total
Revenue	$47,253	$10,736,027	$10,783,280
Interest expense	-	57,618	57,618
Depreciation and amortization	9,244	223,244	232,488
Income tax expense	-	712,446	712,446
Segment profit (loss)	(124,175)	1,657,234	1,533,059
Segment assets	1,879,593	43,237,198	45,116,791
Expenditures for segment assets	-	(176,684)	(176,684)

Three months ended March 31, 2021:

	EWCP	TPA	Total
Revenue	$71,351	$7,553,346	$7,624,697
Interest expense	-	62,274	62,274
Depreciation and amortization	9,977	222,988	232,965
Income tax expense	-	485,456	485,456
Segment profit (loss)	(219,256)	1,669,827	1,450,571
Segment assets	2,360,199	34,299,895	36,660,094
Expenditures for segment assets	-	(96,136)	(96,136)

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Canada	$177,899	$107,253
United States and abroad	10,605,381	7,517,444
Total	$10,783,280	$7,624,697

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	March 31, 2022	December 31, 2021
Canada	$185,036	$191,752
United States	10,042,568	10,105,202
Total	$10,227,604	$10,296,954

Three primary customers accounted for $6,235,661 (58%) of sales during the three-month period ended March 31, 2022 (2021 - $3,120,819 or 41%).

17. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

18. Subsequent Events

On April 17, 2022, the Company entered into an Agreement and Plan of Merger with Lygos (Note 10 (e)). Pursuant to the Merger Agreement, Lygos will become a wholly owned subsidiary of the Company.

At the effective time of the Merger (i) each outstanding share of Lygos capital stock will be converted into the right to receive a number of common shares of the Company equal to the Exchange Ratio; and (ii) each Lygos option that is outstanding and unexercised immediately prior to the closing of the Merger Agreement (whether vested or unvested) will automatically be assumed by the Company and converted into an option to acquire a number of the Company’s common shares at an adjusted exercise price per share. The number of shares to be acquired upon the exercise of the options will be determined by multiplying the number of Lygos shares issuable upon the exercise of the options by the Exchange Ratio.

The “Exchange Ratio” will equal the total number of the Company’s common shares on a fully diluted basis outstanding as of the end of the last trading day before the closing of the Merger Agreement multiplied by two and then divided by the total number of shares of Lygos capital stock on fully diluted basis outstanding as of the same time.

The closing of the Merger Agreement is subject to satisfaction or waiver of certain conditions including, among other things, the required approvals by the shareholders of the Company and Lygos.

In connection with the transactions contemplated by the Merger Agreement, and contingent upon the closing of the Merger (the actual date of closing, the “Closing Date”), the Company and Mr. O’Brien entered into an Employment Agreement. Under the terms of the Employment Agreement, Mr. O’Brien will be employed as the Company’s Head-Flexible Solutions Division and will receive an annual base salary of $500,000, which will be increased each year during the Term (as defined below) based on annual increases in the Consumer Price Index. Also immediately after the Closing Date, the Company will purchase 1,000,000 shares of the Company’s common stock owned by Mr. O’Brien at a price of $7.50 per share. Additionally, on the Closing Date, Mr. O’Brien will receive an option to purchase 500,000 shares of the Company’s common stock. The Option will vest and become exercisable on the twelve-month anniversary of the grant date; provided, however, the vesting will accelerate upon Mr. O’Brien’s termination of employment for any reason. While Mr. O’Brien’s Option will be granted with an exercise price equal to the fair market value per share on the date of grant, in the event the Company grants any options during the twelve-month period following the Option grant with an exercise price that is lower than the exercise price set for the Option, the Company will reprice the Option down to such lower exercise price; provided, however, the exercise price per share will in no event be lower than the fair market value per share on the date the Option is granted or, if applicable, the date the Option is subsequently repriced. Moreover, on each of the 20- and 30-month anniversaries of the Closing Date, the Company will issue Mr. O’Brien 1,000,000 shares of the Company’s common stock as a fully vested stock grant, regardless of his employment status at such time. The term of the Employment Agreement will begin on the Closing Date of the Merger and continue for a period of five years (the “Term”) or until earlier terminated by either the Company or Mr. O’Brien as provided in the Employment Agreement.

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

The third product line is nitrogen conservation products used for the agriculture industry. These products decrease the loss of nitrogen fertilizer after initial application and allows less fertilizer to be used. These products are made and sold by the Company’s TPA division.

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2022 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales

EWCP products	D	Decreased customer orders.

TPA products	I	Increased customer orders along with increase in pricing.

Insurance	I	Increase in assets and in sales resulted in higher insurance costs.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Lease expense	D	The purchase of ENP Realty by ENP Investments reduced lease expense.

Travel	I	Travel has resumed as COVID-19 has become an endemic.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three primary customers accounted for 58% of the Company’s sales during the three months ended March 31, 2022 (2021 - 41%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2022	2021

Company A	$1,605,736	$998,336
Company B	$1,672,200	$1,434,684
Company C	$2,957,725	$687,800

Customers with balances greater than 10% of our receivables as of March 31, 2022 and 2021 are shown below:

	March 31,
	2022	2021

Company A	$3,560,534	$2,577,497
Company B	$1,419,306	$1,138,276
Company C	$1,387,463	$419,007	*

*less than 10%

The factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product;
●	activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;
●	drought conditions, since we also sell our TPA product to farmers, and
●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2022 and 2021 are shown below:

	2022	2021

Cash used by operations	(2,425,008)	(2,356,767)
Proceeds of equity investment distributions	7,500	12,500
Acquisition of equipment	(176,684)	(96,136)
Borrowings from line of credit	2,647,726	1,112,361
Repayment of loans	(209,629)	(208,857)
Lease financing costs	(16,085)	(83,070)
Partnership distributions	(265,922)	(157,952)
Proceeds from sale of common stock	56,940	76,360
Changes in exchange rates	42,543	82,352

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2022, working capital was $15,516,922 (December 31, 2021 - $13,986,013).

We are committed to minimum rental payments for property and premises aggregating approximately $297,720 over the term of two leases, the last expiring on December 31, 2025.

Commitments for rent in the next five years are as follows:

2022	$78,240
2023	$77,100
2024	$70,440
2025	$71,940

Other than as disclosed above, we do not anticipate any material capital requirements for the twelve months ending December 31, 2022.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2022. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits.

Number	Description
3.1	Articles of Continuance (Articles of Incorporation)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report.

(1) Incorporated by reference to the Company’s 8-K report filed on April 12, 2022.

SIGNATURES

In accordance with the requirements the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2022

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

