Form 10-Q
period 2022-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2022-08-15
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,384,746	August 15, 2022

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current
Cash and cash equivalents	$4,488,626	$5,710,227
Term deposits	1,025,347	1,025,347
Accounts receivable (Note 4)	6,663,077	7,129,329
Inventories (Note 5)	15,185,520	9,502,005
Prepaid expenses	562,053	442,161
Total current assets	27,924,623	23,809,069
Property, equipment and leaseholds, net (Note 6)	8,869,721	4,931,713
Patents (Note 7)	5,479	13,699
Right of use assets (Note 3)	191,684	217,267
Intangible assets (Note 8)	2,520,000	2,600,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	5,488,038	5,424,010
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	12,697	12,697
Total Assets	$47,555,057	$39,551,270

Liabilities
Current
Accounts payable	$1,926,937	$1,283,486
Accrued liabilities	1,230,070	457,062
Deferred revenue	238,244	349,004
Income taxes payable	5,816,644	4,561,396
Short term line of credit (Note 11)	1,149,654	2,300,819
Current portion of lease liability (Note 3)	57,390	77,715
Current portion of long term debt (Note 12)	700,278	793,574
Total current liabilities	11,119,217	9,823,056
Lease liability (Note 3)	134,294	139,552
Deferred income tax liability	484,744	310,162
Long term debt (Note 12)	4,763,955	1,573,024
Total Liabilities	16,502,210	11,845,794

Stockholders’ Equity
Capital stock (Note 15)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,384,746 (December 31, 2021: 12,355,246) common shares	12,385	12,355

Capital in excess of par value	17,167,103	16,983,648
Other comprehensive loss	(735,094)	(775,730)
Accumulated earnings	12,077,874	8,882,360
Total stockholders’ equity – controlling interest	28,522,268	25,102,633
Non-controlling interests (Note 16)	2,530,579	2,602,843
Total Stockholders’ Equity	31,052,847	27,705,476
Total Liabilities and Stockholders’ Equity	$47,555,057	$39,551,270

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2022	2021
Sales	$11,165,143	$8,535,451
Cost of sales	7,303,537	5,575,213
Gross profit	3,861,606	2,960,238

Operating Expenses
Wages	679,289	420,120
Professional fees	415,322	40,286
Administrative salaries and benefits	227,026	223,520
Insurance	137,325	73,360
Office and miscellaneous	123,342	95,584
Consulting	86,417	75,579
Commissions	57,506	52,482
Advertising and promotion	52,176	45,754
Interest expense	52,139	51,055
Lease expense	51,614	64,215
Travel	47,718	21,310
Investor relations and transfer agent fee	28,780	23,019
Research	26,561	15,947
Telecommunications	11,103	10,208
Shipping	8,907	2,908
Utilities	7,566	7,843
Currency exchange	99	25,526
Total operating expenses	2,012,890	1,248,716

Operating income	1,848,716	1,711,522

Gain on acquisition of ENP Peru	335,051	-
Gain on investment	177,552	190,268
Interest income	10,053	22,147
Income before income tax	2,371,372	1,923,937

Income taxes

Income tax expense	(542,802)	(478,727)
Net income for the period including non-controlling interests	1,828,570	1,445,210
Less: Net income attributable to non-controlling interests	(166,115)	(268,449)
Net income attributable to controlling interest	$1,662,455	$1,176,761
Income per share (basic)	$0.13	$0.10
Income per share (diluted)	0.13	0.09

Weighted average number of common shares (basic)	12,384,131	12,304,163
Weighted average number of common shares (diluted)	12,478,751	12,510,281
Other comprehensive income (loss):
Net income	1,828,570	1,445,210
Unrealized gain (loss) on foreign currency translations	(1,907)	37,593
Total comprehensive income	$1,826,663	$1,482,803
Comprehensive income – non-controlling interest	(166,115)	(268,449)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,660,548	$1,214,354

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2022	2021
Sales	$21,948,423	$16,160,148
Cost of sales	14,274,916	10,491,989
Gross profit	7,673,507	5,668,159

Operating Expenses
Wages	1,302,792	999,475
Professional fees	465,903	93,975
Administrative salaries and benefits	460,611	446,010
Insurance	322,685	197,818
Consulting	162,691	148,540
Office and miscellaneous	159,312	137,703
Interest expense	109,757	113,329
Lease expense	93,839	130,243
Travel	92,526	32,304
Advertising and promotion	92,205	80,524
Investor relations and transfer agent fee	65,877	48,106
Commissions	60,930	57,250
Research	44,257	34,222
Telecommunications	20,559	20,199
Shipping	12,901	7,263
Utilities	15,184	10,565
Currency exchange	11,632	33,826
Total operating expenses	3,493,661	2,591,352

Operating income	4,179,846	3,076,807
PPP loan forgiveness	-	537,960
Gain on acquisition of ENP Peru	335,051	-
Gain on investment	214,316	399,236
Interest income	32,141	32,445
Income before income tax	4,761,354	4,046,448

Income taxes
Income tax expense	(1,255,248)	(964,183)
Net income for the period including non-controlling interests	3,506,106	3,082,265
Less: Net income attributable to non-controlling interests	(310,592)	(454,933)
Net income attributable to controlling interest	$3,195,514	$2,627,332
Income per share (basic and diluted)	$0.26	$0.21
Weighted average number of common shares (basic)	12,372,785	12,315,746
Weighted average number of common shares (diluted)	12,511,400	12,503,371
Other comprehensive income:
Net income	3,506,106	3,082,265
Unrealized gain (loss) on foreign currency translations	40,636	119,945
Total comprehensive income	$3,546,742	$3,202,210
Comprehensive income – non-controlling interest	(310,592)	(454,933)
Comprehensive income attributable to Flexible Solutions International Inc.	$3,236,150	$2,747,277

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2022	2021

Operating activities
Net income for the period including non-controlling interest	$3,506,106	$3,082,265
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	109,465	78,730
Depreciation and amortization	472,278	479,850
Lease right of use amortization	25,583	151,551
Lease right of use financing	4,678	14,589
Gain on investment	(214,316)	(399,236)
Gain on acquisition of ENP Peru	(335,051)	-
PPP loan forgiveness	-	(537,960)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	466,252	1,739,376
(Increase) Decrease in inventories	(5,683,515)	(1,348,809)
(Increase) Decrease in prepaid expenses	(119,892)	61,345
Increase (Decrease) in accounts payable and accrued liabilities	1,416,460	(185,089)
Increase (Decrease) in taxes payable	1,255,248	991,877
Increase (Decrease) deferred revenue	(110,760)	(63,295)

Cash provided by operating activities	792,536	4,065,194

Investing activities
Additional investment in Lygos	-	(500,000)
Acquisition of ENP Peru	(499,329)	-
Proceeds of equity method investment	108,750	119,999
Net purchase of property, equipment and leaseholds	(422,067)	(451,728)

Cash (used in) investing activities	(812,646)	(831,729)

Financing activities
Repayment of short term line of credit	(1,151,165)	(626,919)
Repayment of long term debt	(1,945,865)	(530,311)
Proceeds from loans	2,194,000	-
Lease financing costs	(30,261)	(166,140)
Distributions to non-controlling interest	(382,856)	(309,666)
Proceeds of issuance of common stock	74,020	76,360

Cash (used in) financing activities	(1,242,127)	(1,556,676)

Effect of exchange rate changes on cash	40,636	119,945

Inflow (outflow) of cash	(1,221,601)	1,796,734
Cash, cash equivalents and restricted cash, beginning	6,735,574	4,472,776

Cash, cash equivalents and restricted cash, ending	$5,513,973	$6,269,510

Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$4,488,626	$5,269,510
Term deposits	1,025,347	1,000,000

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$109,457	$113,329

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2021	12,355,246	$12,355	$16,983,648	$8,882,360	$(775,730)	$25,102,633	$2,602,843	$27,705,476
Translation adjustment	—	—	—	—	42,543	42,543	—	42,543
Net income	—	—	—	1,533,059	—	1,533,059	144,477	1,677,536
Common stock issued	22,500	23	56,917	—	—	56,940	—	56,940
Distributions to non-controlling interests	—	—	—	—	—	—	(265,922)	(265,922)
Stock-based compensation	—	—	54,271	—	—	54,271	—	54,271

Balance March 31, 2022	12,377,746	$12,378	$17,094,836	$10,415,419	$(733,187)	$26,789,446	$2,481,398	$29,270,844
Translation adjustment	—	—	—	—	(1,907)	(1,907)	—	(1,907)
Net income	—	—	—	1,662,455	—	1,662,455	166,115	1,828,570
Common stock issued	7,000	7	17,073	—	—	17,080	—	17,080
Distributions to noncontrolling interests	—	—	—	—	—	—	(116,934)	(116,934)
Stock-based compensation	—	—	55,194	—	—	55,194	—	55,194
Balance June 30, 2022	12,384,746	$12,385	$17,167,103	$12,077,874	$(735,094)	$28,522,268	$2,530,579	$31,052,847

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

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2022

(U.S. Dollars)

1. BASIS OF PRESENTATION.

These interim condensed consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd. , NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., and InnFlex Holdings Inc., its 97% controlling interest in ENP Peru Investments LLC (“ENP Peru”) and its 65% interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

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

In 2022, the NanoChem purchased an additional 50% in ENP Peru, increasing its share to 91.67%. ENP Investments owns the remaining 8.33%, of which the Company has a 65% interest. ENP Peru was previously equity accounted however, is now consolidated into the financial statements from the date control was obtained. The 35% non-controlling interest portion of the 8.33% is included in non-controlling interests in these unaudited condensed interim consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES.

The consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the Securities and Exchange Commission on May 13, 2022. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(c) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost and net realizable value. The Company applies the first-in, first-out or weighted average cost formulae to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2022 - $231,106; 2021 - $236,614). Shipping and handling costs incurred are included in cost of goods sold (2022 - $580,697; 2021 - $559,905).

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

(g) Foreign Currency

The functional currency of the Company is the U.S. dollar. The functional currency of three of the Company’s subsidiaries is the Canadian dollar. The translation of the Canadian dollar to the reporting currency of the Company, the U.S. dollar, is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the year. Translation adjustments arising on conversion of the Company’s financial statements from the subsidiary’s functional currency, Canadian dollars, into the reporting currency, U.S. dollars, are excluded from the determination of income (loss) and are disclosed as other comprehensive income in the unaudited interim condensed consolidated statements operations and comprehensive income.

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

(j) Stock-based Compensation

The Company recognizes compensation expense for all share-based payments in accordance with FASB Codification Topic 718, “Compensation — Stock Compensation” (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

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

(l) Income Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2022 and 2021.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, valuation of assets acquired at fair value, asset impairment analysis, share-based payments, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds and intangible assets, recoverability of accounts receivable, recoverability of investments, discount rates for right of use assets and the valuation of inventory.

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

In accordance with FASB Codification Topic 740, “Income taxes” (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2022, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

(q) Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $11,597,726 (53%) for the six months ended June 30, 2022 (2021 - $6,871,156 or 43%). Accounts receivable for the Company’s three primary customers totaled $2,409,089 (36%) at June 30, 2022 (December 31, 2021 - $4,940,995 or 69%).

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

(r) Equity Method Investment

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is initially recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through other income (loss), net in the condensed interim consolidated statements of operations and comprehensive income.

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed at December 31, 2021 and 2020. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or six months ended June 30, 2022.

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

The table below summarizes the right-of-use asset and lease liability for the six months ended June 30, 2022 and the year ended December 31, 2021:

	June 30, 2022	December 31, 2021
Right of Use Assets
Balance, January 1	$217,267	$483,113
Depreciation	(25,583)	(265,846)
Balance, end of period	$191,684	$217,267

Lease Liability
Balance, January 1	$217,267	$483,113
Lease interest expense	4,678	22,057
Payments	(30,261)	(287,903)
Balance, end of period	$191,684	$217,267

Short-term portion	$57,390	$77,715
Long-term portion	134,294	139,552
Total	$191,684	$217,267

Undiscounted rent payments for the next five years are as follows:

2022	28,350
2023	58,080
2024	59,520
2025	61,020
Total	$206,970
Impact of discounting	(15,286)
Lease liability, June 30, 2022	$191,684

4. ACCOUNTS RECEIVABLE

	June 30, 2022	December 31, 2021

Accounts receivable	$6,936,409	$7,403,308
Allowances for doubtful accounts	(273,332)	(273,979)
	$6,663,077	$7,129,329

5. INVENTORIES

	June 30, 2022	December 31, 2021

Completed goods	$4,916,142	$3,417,829
Raw materials and supplies	10,269,378	6,084,176
	$15,185,520	$9,502,005

6. PROPERTY, EQUIPMENT & LEASEHOLDS

	June 30, 2022	Accumulated	June 30, 2022
	Cost	Depreciation	Net
Buildings and improvements	$8,643,465	$3,051,682	$5,591,783
Automobiles	196,255	89,156	107,099
Computer hardware	43,561	42,595	966
Furniture and fixtures	130,596	110,642	19,954
Office equipment	1,842	1,207	635
Manufacturing equipment	7,218,063	4,461,725	2,756,338
Trailer	9,309	7,694	1,615
Boat	34,400	27,096	7,304
Leasehold improvements	88,872	88,872	—
Technology	106,010	106,010	—
Land	384,027	—	384,027
	$16,856,400	$7,986,679	$8,869,721

	December 31, 2021	Accumulated	December 31, 2021
	Cost	Depreciation	Net
Buildings and improvements	$4,823,708	$2,983,589	$1,840,119
Automobiles	196,255	71,258	124,997
Computer hardware	43,605	42,456	1,149
Furniture and fixtures	130,658	106,101	24,557
Office equipment	1,872	1,155	717
Manufacturing equipment	6,867,799	4,171,699	2,696,100
Trailer	9,463	7,532	1,931
Boat	34,400	26,284	8,116
Leasehold improvements	88,872	88,872	—
Technology	107,759	107,759	—
Land	234,027	—	234,027
	$12,538,418	$7,606,705	$4,931,713

Amount of depreciation expense for the six months ended June 30, 2022 was $384,058 (2021: $383,631) and is included in cost of sales in the unaudited condensed interim consolidated statements of operations and comprehensive income.

7. PATENTS

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	June 30, 2022 Cost	Accumulated Amortization	June 30, 2022 Net
Patents	$205,719	$200,240	$5,479

	December 31, 2021 Cost	Accumulated Amortization	December 31, 2021 Net
Patents	$208,079	$194,380	$13,699

The decrease in the carrying amount of patents is primarily due to foreign currency translation effects. The 2022 cost in Canadian dollars - $265,102 (December 31, 2021 - $265,102 in Canadian dollars).

Amount of amortization for the six months ended June 30, 2022 was - $8,220 (2021 - $8,219) and is included in cost of sales in the unaudited condensed interim consolidated statements of operations and comprehensive income.

Estimated amortization expense over the year is as follows:

2022	13,699

8. GOODWILL AND INDEFINITE LIVED INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2020	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2021 and June 30, 2022	$2,534,275
Indefinite Lived Intangible Assets
Balance as of December 31, 2020	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2021 and June 30, 2022	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2019	$2,006,000
Amortization	(176,000)
Balance as of December 31, 2021	1,830,000
Amortization	(80,000)
Balance as of June 30, 2022	$1,750,000

Definite life intangible assets consist of customer relationships and software related to the acquisition of ENP Investments. Customer relationships and software are amortized over their estimated useful life of 15 years and 3 years, respectively.

Estimated amortization expense over the next five years is as follows:

2022	$160,000
2023	160,000
2024	160,000
2025	160,000
2026	160,000

9. LONG TERM DEPOSITS

The Company has certain security deposits which consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2022	December 31, 2021

Long term deposits	$8,540	$8,540

10. INVESTMENTS

(a) The Company previously held a 50% ownership interest in ENP Peru, split between NanoChem (41.67%) and ENP Investments (8.33%), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. In June 2022, the nanoChem acquired an additional 50% ownership interest at a cost of $506,659 paid through a new $259,000 mortgage and cash on hand. The 35% non-controlling interest of the 8.33% owned by ENP Investments is included in non-controlling interest in these unaudited condensed interim consolidated financial services.

It was determined that ENP Peru did not meet the definition of a business in accordance with FASB Codification Topic 805, Business Combinations (ASC 805), and the acquisition was accounted for as an asset acquisition. The following table summarizes the final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in ENP Realty as of the acquisition date.

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,822
Return of equity	(3,822)
Gain in equity method investment	22,642
Balance, December 31, 2021	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, June 30, 2022	$-

Summarized profit and loss information related to the equity accounted investment is as follows:

	Six months ended June 30, 2022	Full year ended December 31, 2021

Net sales	$162,000	$322,079
Net income	55,292	$45,285

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

(d) In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,572,345
Gain in equity method investment	454,023
Return of equity	(325,000)
Balance, December 31, 2021	3,701,368
Gain in equity method investment	186,670
Return of equity	(100,000)
Balance, June 30, 2022	$3,788,038

Summarized profit and loss information related to the equity accounted investment is as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021

Net sales	$7,326,021	$4,987,836
Gross profit	1,697,739	1,850,172
Net income	373,340	$766,167

During the six months ended June 30, 2022, the Company had sales of $5,450,698 (2021 - $3,096,253) to the Florida Based LLC, of which $2,091,753 is included within accounts receivable as at June 30, 2022 (December 31, 2021 - $2,202,345).

(e) In December 2020, the Company invested $500,000 in Lygos Inc. (“Lygos”), a privately held entity, under a Simple Agreement for Future Equity agreement. Both companies intend to work together in pursuit of sustainable aspartic acid through synthetic biology (Note 19). In 2021, a second investment of $500,000 was in order to continue development of the aspartic acid microbe strain. The Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, December 31, 2020	$500,000
Additional payment	500,000
Balance, December 31, 2021 and June 30, 2022	$1,000,000

11. SHORT-TERM LINE OF CREDIT

(a) In March 2022, ENP Investments signed a new agreement with Midland to renew the credit line. In June 2022, ENP Investments closed the account. The revolving line of credit was for an aggregate amount up to $4,000,000. The interest rate of this loan was subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan was calculated using a rate of 1.000 percentage points over the Index. Under no circumstances was the interest rate of this loan less than 4.25% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2021 was 4.25%.

The revolving line of credit contained customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem was a guarantor of 65% of all the principal and other loan costs not to exceed $2,600,000.

To secure the repayment of any amounts borrowed under the revolving line of credit, ENP Investments granted Midland a security interest in all inventory, equipment and fixtures and acknowledges a separate commercial security agreement from guarantor to Midland dated February 15, 2011 which has now been terminated.

Short-term borrowings outstanding under the revolving line as of June 30, 2022 were $nil (December 31, 2021 - $811,665).

(b) In October 2021, the Company signed a new agreement with Midland to replace the expiring credit line at Harris. In June 2022, the Company closed the account. The revolving line of credit was for an aggregate amount of up to the lesser of (i) $3,500,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory. Interest on the unpaid principal balance of this loan was calculated using a rate of 0.500 percentage points over the Index. Under no circumstances was the interest rate of this loan less than 4.50% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2021 was 4.50%.

The revolving line of credit contained customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Midland, Midland’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also required that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company had granted Midland a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets which has been revoked.

Short-term borrowings outstanding under the revolving line as of June 30, 2022 were $nil (December 31, 2021 - $1,489,154).

(c) In June 2022, ENP Investments signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”) to replace the credit line at Midland. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at June 30, 2022 is 5.50%.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,600,000. As of June 30, 2022, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2022 were $nil.

(d) In June 2022, the Company signed a new agreement with Stock Yards to replace the credit line at Midland. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at June 30, 2022 is 5.50%.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2022, Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2022 were $1,149,654.

12. LONG TERM DEBT

(a) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment and interest for the six months ended June 30, 2021 was $2,788. In May 2021, ENP Investments paid the loan in full with cash on hand.

(b) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income in the condensed interim consolidated statements of operations and comprehensive income for the six month period ended June 30, 2021.

(c) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. In March, 2021, the loan was forgiven by the SBA and has been recorded as Other Income in the condensed interim consolidated statements of operations and comprehensive income for the six month period ended June 30, 2021.

(d) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the six ended June 30, 2022 was $30,334 (2021 - $36,798). The balance owing at June 30, 2022 was $nil (December 31, 2021 - $1,554,044).

(e) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the six months ended June 30, 2022 was $5,816 (2021 - $14,670). The balance owing at June 30, 2022 was $nil (December 31, 2021 - $381,674).

(f) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the six months ended June 30, 2022 was $4,635 (2021 - $9,512). The balance owing at June 30, 2022 is $420,733 (December 31, 2021 - $430,880).

(g) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with a variable interest rate of 2.25% over index to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the six months ended June 30, 2022 was $nil (2021 - $nil). The balance owing at June 30, 2022 is $1,935,000 (December 31, 2021 - $nil).

(h) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. The balance owing at June 30, 2022 was $2,849,500 (December 31, 2021 - $nil).

(i) In June 2022, ENP Peru Investments obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the six months ended June 30, 2022 was $nil (2021 - $nil). The balance owing at June 30, 2022 was $259,000 (December 31, 2021 - $nil).

As of June 30, 2022, Company was in compliance with all loan covenants.

Continuity	June 30, 2022	December 31, 2021
Balance, January 1	$2,366,598	$3,847,638
Plus: Proceeds from loans	2,194,000	-
Plus: Loan acquired with acquisition of ENP Peru	2,849,500	-
Less: Forgiveness on PPP loans	-	(537,960)
Less: Payments on loan	(1,945,865)	(943,080)
Balance, end of period	$5,464,233	$2,366,598

Outstanding balance at December 31,	June 30, 2022	December 31, 2021
a) Long term debt – Midland States Bank	$-	$-
b) Long term debt – PPP	-	-
c) Long term debt – PPP	-	-
d) Long term debt – Midland States Bank	-	1,554,044
e) Long term debt – Midland States Bank	-	381,674
f) Long term debt – Stock Yards Bank & Trust	420,733	430,880
g) Long term debt – Stock Yards Bank & Trust	1,935,000	-
h) Long term debt – Stock Yards Bank & Trust	2,849,500	-
i) Long term debt – Stock Yards Bank & Trust	259,000	-
Long-term debt	5,464,233	2,366,598
Less: current portion	(700,278)	(793,574)
	$4,763,955	$1,573,024

13. STOCK OPTIONS

The Company has a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant. The maximum term of options granted is 5 years and the exercise price for all options issued is not less than fair market value at the date of the grant.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2021 and the six month period ended June 30, 2022:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Granted	170,000	$3.61	$3.61
Cancelled or expired	(34,799)	$1.42 – 3.46	$2.30
Exercised	(94,701)	$0.75 – 3.46	$1.58
Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Granted	5,000	$3.61	$3.61
Cancelled or expired	(3,000)	$3.61	$3.61
Exercised	(29,500)	$2.44 – 3.46	$2.51
Balance, June 30, 2022	762,000	$1.42 – 4.13	$2.82
Exercisable, June 30, 2022	535,000	$1.42 – 4.13	$2.68

The weighted average remaining contractual life of options outstanding is 3.2 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2022	2021
Expected life – years	3.0	3.0
Interest rate	1.76%	1.23%
Volatility	69.66%	63.28%
Weighted average fair value of options granted	$1.46	$1.54

During the six months ended June 30, 2022 and 2021, the Company did not grant any new options to consultants. Options granted in previous quarters resulted in expenses in the amount of $31,587 for consultants (2021 - $26,131). During the six months ended June 30, 2022, employees were granted 5,000 (2021 – nil) stock options, which resulted in expenses of $3,650 (2021 – $nil). Options granted in previous quarters resulted in additional expenses in the amount of $74,228 for employees during the six months ended June 30, 2022 (2021 - $52,599). There were 29,500 employee and nil consultant stock options exercised during the six months ended June 30, 2022 (2021 – 32,000 employee; 23,201 consultant).

As of June 30, 2022, there was approximately $112,243 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 6 months.

The aggregate intrinsic value of vested options outstanding at June 30, 2022 is $nil (2021 – $nil).

15. CAPITAL STOCK.

During the six months ended June 30, 2022, 29,500 shares were issued upon the exercise of employee stock options (2021 – 32,000) and nil shares were issued upon the exercise of consultant stock options (2021 – 23,201).

On March 19, 2020, the Company suspended its annual dividend until further notice due to the uncertainty surrounding the COVID-19 virus.

16. NON-CONTROLLING INTERESTS

ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The unrelated third party’s ownership interest in the LLC is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents the non-controlling unitholder’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $2,199,941.

Balance, December 31, 2020	$2,561,751
Distribution	(804,003)
Non-controlling interest share of income	845,095
Balance, December 31, 2021	2,602,843
Distribution	(382,856)
Non-controlling interest share of income	310,592
Balance, June 30, 2022	$2,530,579

During the six months ended June 30, 2022, the Company had sales of $2,760,661 (2021 - $1,292,419) to the party that holds 35% interest in ENP Investments, of which $249,779 is included within Accounts Receivable as of June 30, 2022 (December 31, 2021 – $2,215,119).

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

(b) Biodegradable polymers, also known as TPA’s, used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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

Three months ended June 30, 2022:

	EWCP	TPA	Total
Revenue	$189,569	$10,975,574	$11,165,143
Interest expense	-	52,139	52,139
Depreciation and amortization	9,202	230,588	239,790
Income tax expense	11,306	531,496	542,802
Segment profit (loss)	(84,564)	1,747,019	1,662,455
Segment assets	2,386,338	45,168,719	47,555,057
Expenditures for segment assets	-	(245,383)	(245,383)

Three months ended June 30, 2021:

	EWCP	TPA	Total
Revenue	$134,502	$8,400,949	$8,535,451
Interest expense	-	51,055	51,055
Depreciation and amortization	10,209	236,676	246,885
Income tax expense	84,266	394,461	478,727
Segment profit (loss)	(135,392)	1,312,153	1,176,761
Segment assets	1,843,384	35,188,391	37,031,775
Expenditures for segment assets	-	(355,592)	(355,592)

Six months ended June 30, 2022:

	EWCP	TPA	Total
Revenue	$236,822	$21,711,601	$21,948,423
Interest expense	-	109,757	109,757
Depreciation and amortization	18,446	453,832	472,278
Income tax expense	11,306	1,243,942	1,255,248
Segment profit (loss)	(208,738)	3,404,251	3,195,513
Segment assets	2,386,338	45,168,719	47,555,057
Expenditures for segment assets	-	(422,067)	(422,067)

Six months ended June 30, 2021:

	EWCP	TPA	Total
Revenue	$205,853	$15,954,295	$16,160,148
Interest expense	-	113,329	113,329
Depreciation and amortization	20,186	459,664	479,850
Income tax expense	86,090	878,093	964,183
Segment profit (loss)	(199,877)	2,827,209	2,627,332
Segment assets	1,843,384	35,188,391	37,031,775
Expenditures for segment assets	-	(451,728)	(451,728)

The sales generated in the United States and Canada are as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Canada	$279,517	$294,718
United States and abroad	21,668,906	15,865,430
Total	$21,948,423	$16,160,148

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	June 30, 2022	December 31, 2021
Canada	$170,554	$191,752
United States	13,950,606	10,105,202
Total	$14,121,160	$10,296,954

Three primary customers accounted for $11,597,726 (53%) of sales during the six month period ended June 30, 2022 (2021 - $6,871,156 or 43%).

18. COMPARATIVE FIGURES.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

19. SUBSEQUENT EVENTS.

On July 25, 2022 the Company filed a registration statement on Form S-4 with the SEC in relation to the proposed merger with Lygos, Inc. (“Lygos”) previously announced on April 17, 2022. The definitive merger agreement has been approved by the boards of directors of the Company and Lygos and is subject to, among other things, the approval of the shareholders and the satisfaction or waiver of other customary closing conditions.

If the merger is completed, the shareholders of Lygos will own approximately 67% of the outstanding shares of the Company and the management of Lygos will become the new management of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries. The Company also develops, manufactures and markets specialty chemicals that slow the evaporation of water.

For financial information concerning the Company and Lygos as a combined entity after the merger, refer to the section of the recently filed S-4 registration statement of FSI captioned “Unaudited Pro Forma Condensed Combined Consolidated Financial Information.

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2022 compared to the same period in the prior year are discussed below:

Six Months ended June 30, 2022

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Wages	I	Increased wages for employee retention.
Professional fees	I	Increased due to costs associated with the planned merger with Lygos.
Insurance	I	Increase in assets and in sales resulted in higher insurance costs.

Travel	I	Travel has resumed as COVID-19 has become an endemic.

Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended June 30, 2022

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Wages	I	Increased wages for employee retention.
Professional fees	I	Increased due to costs associated with the planned merger with Lygos.

Insurance	I	Increase in assets and in sales resulted in higher insurance costs.

Office and miscellaneous	I	Increasd due to one-time charges associated with moving loans from Midland States Bank to Stock Yards Bank & Trust.
Travel	I	Travel has resumed as COVID-19 has become an endemic.

Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounted for 53% of our sales during the three months ended June 30, 2022 (2021 –44%) and 53% of our sales during the six months ended June 30, 2022 (2021 – 43%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three months ended June 30,				Six months ended June 30,
Customer	2022		2021		2022		2021

Company A	$1,154,925		$1,292,419		$2,760,661		$2,290,755
Company B	$3,788,498		$1,661,570		$5,450,698		$3,096,253
Company C	$428,639	*	$796,348		$3,386,367		$1,484,148
Company D	$955,843		$538,158	*	$1,145,467	*	$1,060,653	*
*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of June 30, 2022 and 2021 are shown below:

	June 30,
	2022	2021

Company B	$2,091,753	$1,178,405
Company D	$973,712	$207,597	*
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2022 and 2021 are shown below:

	2022	2021

Cash provided by (used in) operations	792,536	4,065,194
Additional investment in Lygos	-	(500,000)
Acquisition of ENP Peru	(499,329)	-
Proceeds of equity investment distributions	108,750	119,999
Purchase of equipment	(422,067)	(451,728)
Repayments of short term line of credit	(1,151,165)	(626,919)
Repayments of loans	(1,945,865)	(530,311)
Proceeds of loans	2,194,000	-
Lease financing costs	(30,261)	(166,140)
Distributions to non-controlling interest	(382,856)	(309,666)
Proceeds from issuance of common stock	74,020	76,360
Changes in exchange rates	40,636	119,945

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2022, working capital was $16,805,406 (December 31, 2021 - $13,986,013) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

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

See Note 2 to the unaudited interim condensed consolidated financial statements included as part of this report for a description of our significant accounting policies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2022. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits.

Number	Description
3.1	Articles of Continuance (Articles of Incorporation) (1)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this report.

(1)	Incorporated by reference the same exhibit filed with the Company's March 31, 2022 10-Q report.

(2)	Incorporated by reference to Exhibit 3(ii) filed the Company’s 8-K report dated April 10, 2022.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2022

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

