Form 10-Q
period 2022-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2022-11-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,384,746	November 14, 2022

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures;

●	Operational inefficiencies in distribution or other systems.

●	New tariffs relating to raw materials imported from China; and

●	Impact of the COVID-19 virus.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current
Cash and cash equivalents	$4,339,483	$5,710,227
Term deposits	-	1,025,347
Accounts receivable (Note 4)	9,773,609	7,129,329
Inventory (Note 5)	14,704,726	9,502,005
Prepaid expenses	492,910	442,161
Total current assets	29,310,728	23,809,069
Property, equipment and leaseholds, net (Note 6)	8,799,397	4,931,713
Patents (Note 7)	1,370	13,699
Right of use assets (Note 3)	179,519	217,267
Intangible assets (Note 8)	2,480,000	2,600,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	5,481,337	5,424,010
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	12,697	12,697
Total Assets	$48,807,863	$39,551,270

Liabilities
Current
Accounts payable	$1,434,766	$1,283,486
Accrued liabilities	705,638	457,062
Deferred revenue	278,709	349,004
Income taxes payable	6,165,825	4,561,396
Short term line of credit (Note 11)	2,024,740	2,300,819
Current portion of lease liability (Note 3)	57,735	77,715
Current portion of long term debt (Note 12)	701,069	793,574
Total current liabilities	11,368,482	9,823,056
Lease liability (Note 3)	121,784	139,552
Deferred income tax liability	484,744	310,162
Long term debt (Note 12)	4,591,101	1,573,024
Total Liabilities	16,566,111	11,845,794

Stockholders’ Equity
Capital stock (Note 14)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding: 12,384,746 (December 31, 2021: 12,355,246) common shares	12,385	12,355
Capital in excess of par value	17,222,297	16,983,648
Other comprehensive loss	(805,261)	(775,730)
Accumulated earnings	13,186,005	8,882,360
Total stockholders’ equity – controlling interest	29,615,426	25,102,633
Non-controlling interests (Note 15)	2,626,326	2,602,843
Total Stockholders’ Equity	32,241,752	27,705,476
Total Liabilities and Stockholders’ Equity	$48,807,863	$39,551,270

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2022	2021
Sales	$11,685,107	$9,214,467
Cost of sales	8,502,551	5,718,082
Gross profit	3,182,556	3,496,385

Operating Expenses
Wages	587,935	482,561
Administrative salaries and benefits	220,406	217,968
Insurance	185,371	204,340
Professional fees	131,602	83,033
Office and miscellaneous	111,832	46,649
Consulting	85,477	76,611
Interest expense	80,609	41,749
Investor relations and transfer agent fee	34,440	20,761
Advertising and promotion	32,705	33,456
Lease expense	30,284	28,336
Travel	27,659	39,970
Research	19,088	16,417
Telecommunications	10,879	12,277
Shipping	6,042	3,634
Utilities	5,451	5,301
Commissions	529	(48,070)
Bad debt expense	-	2,000
Currency exchange	(20,983)	(13,050)
Total operating expenses	1,549,326	1,253,943

Operating income	1,633,230	2,242,442

Gain on investment	(451)	92,445
Interest income	37,213	35,475
Income before income tax	1,669,992	2,370,362

Income taxes
Income tax expense	(349,181)	(864,510)
Net income for the period including non-controlling interests	1,320,811	1,505,852
Less: Net income attributable to non-controlling interests	(212,680)	(343,228)
Net income attributable to controlling interest	$1,108,131	$1,162,624
Income per share (basic and diluted)	$0.09	$0.09
Weighted average number of common shares (basic)	12,384,746	12,324,539
Weighted average number of common shares (diluted)	12,417,026	12,545,102
Other comprehensive income:
Net income	1,320,811	1,505,852
Unrealized loss on foreign currency translations	(70,167)	(31,661)
Total comprehensive income	$1,250,644	$1,474,191
Comprehensive income – non-controlling interest	(212,680)	(343,228)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,037,964	$1,130,963

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2022	2021
Sales	$33,633,530	$25,374,615
Cost of sales	22,777,467	16,210,071
Gross profit	10,856,063	9,164,544

Operating Expenses
Wages	1,890,727	1,482,036
Administrative salaries and benefits	681,017	663,978
Professional fees	597,505	177,008
Insurance	508,056	402,158
Office and miscellaneous	271,144	184,352
Consulting	248,168	225,151
Interest expense	190,366	155,078
Advertising and promotion	124,910	113,980
Lease expense	124,123	158,579
Travel	120,185	72,274
Investor relations and transfer agent fee	100,317	68,867
Research	63,345	50,639
Commissions	61,459	9,180
Telecommunications	31,438	32,476
Utilities	20,635	15,866
Shipping	18,943	10,897
Bad debt expense	-	2,000
Currency exchange	(9,351)	20,776
Total operating expenses	5,042,987	3,845,295

Operating income	5,813,076	5,319,249
PPP loan forgiveness	-	537,960
Gain on acquisition of ENP Peru	335,051	-
Gain on investment	213,865	491,681
Interest income	69,354	67,920
Income before income tax	6,431,346	6,416,810

Income taxes
Income tax expense	(1,604,429)	(1,828,693)
Net income for the period including non-controlling interests	4,826,917	4,588,117
Less: Net income attributable to non-controlling interests	(523,272)	(798,161)
Net income attributable to controlling interest	$4,303,645	$3,789,956
Income per share (basic)	$0.35	$0.31
Income per share (diluted)	$0.34	$0.30
Weighted average number of common shares (basic)	12,376,818	12,312,503
Weighted average number of common shares (diluted)	12,479,769	12,520,074
Other comprehensive income:
Net income	4,826,917	4,588,117
Unrealized gain (loss) on foreign currency translations	(29,531)	88,284
Total comprehensive income	$4,797,386	$4,676,401
Comprehensive income – non-controlling interest	(523,272)	(798,161)
Comprehensive income attributable to Flexible Solutions International Inc.	$4,274,114	$3,878,240

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2022	2021

Operating activities
Net income for the period including non-controlling interests	$4,826,917	$4,588,117
Adjustments to reconcile net income to net cash:
Stock based compensation	164,659	118,767
Depreciation and amortization	811,877	710,583
Lease right of use depreciation	37,748	230,046
Lease right of use financing	6,687	19,164
Gain on investment	(213,865)	(491,681)
Gain on ENP Peru	(335,051)	-
PPP loan forgiveness	-	(537,960)
Bad debt expense	-	(2,000)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(2,638,030)	22,643
(Increase) decrease in inventory	(5,202,721)	(2,366,782)
Increase in prepaid expenses	(50,749)	(45,701)
Increase (decrease) in accounts payable and accrued liabilities	399,856	247,952
Increase in income taxes payable	1,604,429	1,856,387
Increase (decrease) in deferred revenue	(70,295)	(55,194)

Cash provided by (used in) operating activities	(658,538)	4,294,341

Investing activities
Acquisition of ENP Peru	(499,329)	-
Investment	-	(500,000)
Proceeds of equity investment	108,750	252,500
Net purchase of property, equipment and leaseholds	(647,232)	(610,957)

Cash used in investing activities	(1,037,811)	(858,457)

Financing activities
Repayment of short term line of credit	(276,079)	(626,919)
Loan repayments	(2,117,928)	(735,722)
Loan proceeds received	2,194,000	-
Lease financing costs	(44,435)	(249,210)
Partnership distributions	(499,789)	(526,577)
Proceeds of issuance of common stock	74,020	97,520

Cash used in financing activities	(670,211)	(2,040,908)

Effect of exchange rate changes on cash	(29,531)	88,284

Inflow (outflow) of cash	(2,396,091)	1,483,260
Cash and cash equivalents, beginning	6,735,574	4,472,776

Cash and cash equivalents, ending	$4,339,483	$5,956,036

Cash and cash equivalents consists of:
Cash	$4,339,483	4,930,689
Term Deposits	-	1,025,347
	$4,339,483	$5,956,036

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$190,366	$155,078
Proceeds of equity investment included in accounts receivable	$6,250	$-

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2021	12,355,246	$12,355	$16,983,648	$8,882,360	$(775,730)	$25,102,633	$2,602,843	$27,705,476
Translation adjustment	—	—	—	—	42,543	42,543	—	42,543
Net income	—	—	—	1,533,059	—	1,533,059	144,477	1,677,536
Common stock issued	22,500	23	56,917	—	—	56,940	—	56,940
Distributions to non-controlling interests	—	—	—	—	—	—	(265,922)	(265,922)
Stock-based compensation	—	—	54,271	—	—	54,271	—	54,271

Balance March 31, 2022	12,377,746	$12,378	$17,094,836	$10,415,419	$(733,187)	$26,789,446	$2,481,398	$29,270,844
Translation adjustment	—	—	—	—	(1,907)	(1,907)	—	(1,907)
Net income	—	—	—	1,662,455	—	1,662,455	166,115	1,828,570
Common stock issued	7,000	7	17,073	—	—	17,080	—	17,080
Distributions to noncontrolling interests	—	—	—	—	—	—	(116,934)	(116,934)
Stock-based compensation	—	—	55,194	—	—	55,194	—	55,194
Balance June 30, 2022	12,384,746	$12,385	$17,167,103	$12,077,874	$(735,094)	$28,522,268	$2,530,579	$31,052,847
Translation adjustment	—	—	—	—	(70,167)	(70,167)	—	(70,167)
Net income	—	—	—	1,108,131	—	1,108,131	212,680	1,320,811
Distributions to non-controlling interests	—	—	—	—	—	—	(116,933)	(116,933)
Stock-based compensation	—	—	55,194	—	—	55,194	—	55,194
Balance September 30, 2022	12,384,746	$12,385	$17,222,297	$13,186,005	$(805,261)	$29,615,426	$2,626,326	$32,241,752

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements—

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2020	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279
Translation adjustment	—	—	—	—	82,352	82,352	—	82,352
Net income	—	—	—	1,450,571	—	1,450,571	186,484	1,637,055
Common stock issued	55,201	55	76,305	—	—	76,360	—	76,360
Distributions to non-controlling interests	—	—	—	—	—	—	(157,952)	(157,952)
Stock-based compensation	—	—	39,589	—	—	39,589	—	39,589

Balance March 31, 2021	12,315,746	$12,316	$16,749,084	$6,833,769	$(789,769)	$22,855,400	$2,590,283	$25,445,683
Translation adjustment	—	—	—	—	37,593	37,593	—	37,593
Net income	—	—	—	1,176,761	—	1,176,761	268,449	1,445,210
Distributions to non-controlling interests	—	—	—	—	—	—	(151,714)	(151,714)
Stock-based compensation	—	—	39,141	—	—	39,141	—	39,141
Balance June 30, 2021	12,315,746	$12,316	$16,788,225	$8,060,530	$(752,176)	$24,108,895	$2,707,018	$26,815,913
Translation adjustment	—	—	—	—	(31,661)	(31,661)	—	(31,661)
Net income	—	—	—	1,162,624	—	1,162,624	343,228	1,505,852
Common stock issued	11,500	11	21,149	—	—	21,160	—	21,160
Distributions to non-controlling interests	—	—	—	—	—	—	(216,910)	(216,910)
Stock-based compensation	—	—	40,037	—	—	40,037	—	40,037
Balance September 30, 2021	12,327,246	$12,327	$16,849,411	$9,223,154	$(783,837)	$25,301,055	$2,833,336	$28,134,391

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2022

(U.S. Dollars — Unaudited)

1. basis of presentation.

These condensed interim consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., and InnFlex Holdings Inc., its 97% controlling interest in ENP Peru Investments LLC (“ENP Peru”) and its 65% interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

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

In 2022, NanoChem purchased an additional 50% in ENP Peru, increasing its share to 91.67%. ENP Investments owns the remaining 8.33%, of which the Company has a 65% interest. ENP Peru was previously accounted for under the equity method however, is now consolidated into the financial statements from the date control was obtained. The 35% non-controlling interest portion of the 8.33% is included in non-controlling interests in these unaudited condensed interim consolidated financial statements.

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

(c) Inventories and Cost of Sales

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue for the three and nine months ended September 30 (Nine months ended 2022 - $341,918; 2021 - $362,035). Shipping and handling costs incurred are included in cost of sales for the three and nine months ended September 30 (Nine months ended 2022 - $783,917; 2021 - $855,717).

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

(e) Property, Equipment, Leaseholds and Intangible Assets.

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

(f) Impairment of Long-Lived Assets.

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

(g) Foreign Currency.

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

(i) Stock Issued in Exchange for Services.

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

(k) Other Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised only of unrealized foreign exchange gains and losses.

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2022 and 2021.

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

In accordance with FASB Codification Topic 740, “Income taxes” (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2022, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

(q) Risk Management

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $19,050,848 (57%) for the nine months ended September 30, 2022 (2021 - $11,236,707 or 44%). Accounts receivable for the Company’s three primary customers for the nine months ended September 30, 2022 totaled $6,412,716 (66%) at September 30, 2022 (December 31, 2021 - $4,940,995 or 69%).

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

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2021 and 2020. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or nine months ended September 30, 2022.

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

The table below summarizes the right-of-use asset and lease liability for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Right of Use Assets
Balance, January 1	$217,267	$483,113
Depreciation	(37,748)	(265,846)
Balance, end of period	$179,519	$217,267
Lease Liability
Balance, January 1	$217,267	$483,113
Lease interest expense	6,687	22,057
Payments	(44,435)	(287,903)
Balance, end of period	$179,519	$217,267

Short-term portion	$57,735	$77,715
Long-term portion	121,784	139,552
Total	$179,519	$217,267

Undiscounted rent payments for the next four years are as follows:

2022	14,175
2023	58,080
2024	59,520
2025	61,020
Total	$192,795
Impact of discounting	(13,276)
Lease liability, September 30, 2022	$179,519

4. Accounts Receivable.

	September 30, 2022	December 31, 2021

Accounts receivable	$10,044,593	$7,403,308
Allowances for doubtful accounts	(270,984)	(273,979)
	$9,773,609	$7,129,329

5. Inventory.

	September 30, 2022	December 31, 2021

Completed goods	$4,313,658	$3,417,829
Raw materials and supplies	10,391,068	6,084,176
	$14,704,726	$9,502,005

6. Property, Plant & equipment.

	September 30,	Accumulated	September 30,
	2022 Cost	Depreciation	2022 Net
Buildings and improvements	$8,635,052	$3,174,443	$5,460,609
Automobiles	196,255	98,106	98,149
Computer hardware	43,402	42,557	845
Furniture and fixtures	129,825	109,106	20,719
Manufacturing equipment	7,440,747	4,614,546	2,826,201
Boat	34,400	27,502	6,898
Office equipment	1,732	1,168	564
Trailer	8,753	7,368	1,385
Leasehold Improvements	88,872	88,872	—
Land	384,027	—	384,027
Technology	99,671	99,671	—
	$17,062,736	$8,263,339	$8,799,397

	December 31,	Accumulated	December 31,
	2021 Cost	Depreciation	2021 Net
Buildings and improvements	$4,823,708	$2,983,589	$1,840,119
Automobiles	196,255	71,258	124,997
Computer hardware	43,605	42,456	1,149
Furniture and fixtures	130,658	106,101	24,557
Manufacturing equipment	6,867,799	4,171,699	2,696,100
Boat	34,400	26,284	8,116
Office equipment	1,872	1,155	717
Trailer	9,463	7,532	1,931
Leasehold Improvements	88,872	88,872	—
Land	234,027	—	234,027
Technology	107,759	107,759	—
	$12,538,418	$7,606,705	$4,931,713

Amount of depreciation expense for nine months ended September 30, 2022: $679,548 (2021: $566,254) and is included in cost of sales in the condensed interim consolidated statements of operations and comprehensive income.

7. Patents.

In fiscal 2005, the Company started the patent process for additional WATER$AVR® products. Patents associated with these costs were granted in 2006 and they have been amortized over their legal life of 17 years.

	September 30, 2022 Cost	Accumulated Amortization	September 30, 2022 Net
Patents	$193,418	$192,048	$1,370

	December 31, 2021 Cost	Accumulated Amortization	December 31, 2021 Net
Patents	$208,079	$194,380	$13,699

Decrease in 2022 cost was due to currency conversion. 2022 cost in Canadian dollars - $265,102 (2021 - $265,102 in Canadian dollars).

Amount of amortization for the nine months ended September 30, 2022 was $12,329 (2021 - $12,329) and is included in cost of sales in the condensed interim consolidated statements of operations and comprehensive income.

Estimated amortization expense over the year is as follows:

2022	13,699

8. Goodwill and Intangible Assets

Goodwill
Balance as of December 31, 2020	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2021 and September 30, 2022	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2020	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2021 and September 30, 2022	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2020	$2,006,000
Amortization	(176,000)
Balance as of December 31, 2021	1,830,000
Amortization	(120,000)
Balance as of September 30, 2022	$1,710,000

Definite life intangible assets consist of customer relationships and software related to the acquisition of ENP Investments. Customer relationships and software are amortized over their estimated useful life of 15 years and 3 years, respectively.

Estimated amortization expense over the next five years is as follows:

2022	$160,000
2023	160,000
2024	160,000
2025	160,000
2026	160,000

9. Long Term Deposits

Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2022	December 31, 2021

Long term deposits	$8,540	$8,540

10. Investments

(a) The Company previously held a 50% ownership interest in ENP Peru, split between NanoChem (41.67%) and ENP Investments (8.33%), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. In June 2022, NanoChem acquired an additional 50% ownership interest at a cost of $506,659 paid through a new $259,000 mortgage and cash on hand. The 35% non-controlling interest of the 8.33% owned by ENP Investments is included in non-controlling interest in these unaudited condensed interim consolidated financial statements. The Company’s investment in ENP Peru was previously equity accounted, however, is now consolidated into the condensed interim consolidated financial statements from the date control was obtained.

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,822
Return of equity	(3,822)
Gain in equity method investment	22,642
Balance, December 31, 2021	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, June 30 and September 30, 2022	$-

Summarized profit and loss information related to the equity accounted investment is as follows:

	Six months ended June 30, 2022	Full year ended December 31, 2021

Net sales	$162,000	$322,079
Net income	55,292	$45,285

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

(d)  In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,572,345
Gain in equity method investment	454,023
Return of equity	(325,000)
Balance, December 31, 2021	3,701,368
Gain in equity method investment	179,969
Return of equity	(100,000)
Balance, September 30, 2022	$3,781,337

Summarized profit and loss information related to the equity accounted investment is as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Net sales	$11,101,350	$7,103,337
Gross profit	2,519,331	2,630,168
Net income	359,938	$936,005

During the nine months ended September 30, 2022, the Company had sales of $7,931,549 (2021 - $4,428,663) to the Florida Based LLC, of which $2,422,104 is included within Accounts Receivable as at September 30, 2022 (December 31, 2021 - $2,202,345).

f) In December 2020, the Company invested $500,000 in Lygos Inc. (“Lygos”), a privately held entity, under a Simple Agreement for Future Equity agreement. Both companies intend to work together in pursuit of sustainable aspartic acid through synthetic biology. In 2021, a second investment of $500,000 was in order to continue development of the aspartic acid microbe strain. The Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, December 31, 2020	$500,000
Additional payment	500,000
Balance, December 31, 2021 and September 30, 2022	$1,000,000

11. Short-Term Line of Credit.

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

Short-term borrowings outstanding under the revolving line as of September 30, 2022 were $nil (December 31, 2021 - $811,665).

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

Short-term borrowings outstanding under the revolving line as of September 30, 2022 were $nil (December 31, 2021 - $1,489,154).

(c) In June 2022, ENP Investments signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”) to replace the credit line at Midland. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at September 30, 2022 is 6.25%.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,600,000. As of September 30, 2022, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2022 were $875,086.

(d)  In June 2022, the Company signed a new agreement with Stock Yards to replace the credit line at Midland. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at September 30, 2022 is 6.25%.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2022, the Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2022 were $1,149,654.

12. Long Term Debt.

(a) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment and interest for the nine months ended September 30, 2021 was $2,788. In May 2021, ENP Investments paid the loan in full with cash on hand.

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

(d) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the nine ended September 30, 2022 was $30,334 (2021 - $36,798). The balance owing at September 30, 2022 was $nil (December 31, 2021 - $1,554,044).

(e) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the nine months ended September 30, 2022 was $5,816 (2021 - $14,670). The balance owing at September 30, 2022 was $nil (December 31, 2021 - $381,674).

(f) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the nine months ended September 30, 2022 was $13,959 (2021 - $14,339). The balance owing at September 30, 2022 is $418,122 (December 31, 2021 - $430,880).

(g) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with a variable interest rate of 2.25% over index to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the nine months ended September 30, 2022 was $23,632 (2021 - $nil). The balance owing at September 30, 2022 is $1,784,911 (December 31, 2021 - $nil).

(h) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the nine months ended September 30, 2022 was $23,632 (2021 - $nil). The balance owing at September 30, 2022 was $2,831,527 (December 31, 2021 - $nil).

(i) In June 2022, ENP Peru Investments obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the nine months ended September 30, 2022 was $3,568 (2021 - $nil). The balance owing at September 30, 2022 was $257,610 (December 31, 2021 - $nil).

As of September 30, 2022, Company was in compliance with all loan covenants.

Continuity	September 30, 2022	December 31, 2021
Balance, January 1	$2,366,598	$3,847,638
Plus: Proceeds from loans	2,194,000	-
Plus: Loan acquired with acquisition of ENP Peru	2,849,500	-
Less: Forgiveness on PPP loans	-	(537,960)
Less: Payments on loan	(2,117,928)	(943,080)
Balance, end of period	$5,292,170	$2,366,598

Outstanding balance at December 31,	September 30, 2022	December 31, 2021
a) Long term debt – Midland States Bank	$-	$-
b) Long term debt – PPP	-	-
c) Long term debt – PPP	-	-
d) Long term debt – Midland States Bank	-	1,554,044
e) Long term debt – Midland States Bank	-	381,674
f) Long term debt – Stock Yards Bank & Trust	418,122	430,880
g) Long term debt – Stock Yards Bank & Trust	1,784,911	-
h) Long term debt – Stock Yards Bank & Trust	2,831,527	-
i) Long term debt – Stock Yards Bank & Trust	257,610	-
Total	5,292,170	2,366,598
Less: current portion	(701,069)	(793,574)
Long term debt	$4,591,101	$1,573,024

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2021 and the nine month period ended September 30, 2022:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Granted	170,000	$3.61	$3.61
Cancelled or expired	(34,799)	$1.42 – 3.46	$2.30
Exercised	(94,701)	$0.75 – 3.46	$1.58
Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Granted	5,000	$3.61	$3.61
Cancelled or expired	(3,000)	$3.61	$3.61
Exercised	(29,500)	$2.44 – 3.46	$2.51
Balance, September 30, 2022	762,000	$1.42 – 4.13	$2.82
Exercisable, September 30, 2022	535,000	$1.42 – 4.13	$2.68

The weighted average remaining contractual life of options outstanding is 2.5 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2022	2021
Expected life – years	3.0	3.0
Interest rate	1.76%	1.23%
Volatility	69.66%	63.28%
Weighted average fair value of options granted	$1.46	$1.54

During the nine months ended September 30, 2022 and 2021, the Company did not grant any new options to consultants. Options granted in previous quarters resulted in expenses in the amount of $47,380 for consultants (2021 - $39,196). During the nine months ended September 30, 2022, employees were granted 5,000 (2021 – nil) stock options, which resulted in expenses of $5,475 (2021 – $nil). Options granted in previous quarters resulted in additional expenses in the amount of $111,804 for employees during the nine months ended September 30, 2022 (2021 - $79,571). There were 29,500 employee and nil consultant stock options exercised during nine months ended September 30, 2022 (2021 – 33,500 employee; 33,201 consultant).

As of September 30, 2022, there was approximately $57,049 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 4 months.

The aggregate intrinsic value of vested options outstanding at September 30, 2022 is $nil (2021 – $388,460).

14. Capital Stock.

During the nine months ended September 30, 2022, 29,500 shares were issued upon the exercise of employee stock options (2021 – 33,500) and nil shares were issued upon the exercise of consultant stock options (2021 – 33,201).

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $2,316,874.

Balance, December 31, 2020	$2,561,751
Distribution	(804,003)
Non-controlling interest share of income	845,095
Balance, December 31, 2021	2,602,843
Distribution	(499,789)
Non-controlling interest share of income	523,272
Balance, September 30, 2022	$2,626,326

During the nine months ended September 30, 2022, the Company had sales of $4,913,342 (2021 - $4,014,063) to the party that holds 35% interest in ENP Investments, of which $1,904,110 is included within Accounts Receivable as of September 30, 2022 (December 31, 2021 – $2,215,119).

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

Three months ended September 30, 2022:

	EWCP	TPA	Total
Revenue	$179,007	$11,506,100	$11,685,107
Interest expense	-	80,609	80,609
Depreciation and amortization	9,091	330,508	339,599
Income tax expense	24,035	325,146	349,181
Segment profit (loss)	69,376	1,038,755	1,108,131
Segment assets	2,345,580	46,462,283	48,807,863
Expenditures for segment assets	-	(233,862)	(233,862)

Three months ended September 30, 2021:

	EWCP	TPA	Total
Revenue	$97,307	$9,117,160	$9,214,467
Interest expense	-	41,749	41,749
Depreciation and amortization	10,052	220,681	230,733
Income tax expense	-	864,510	864,510
Segment profit (loss)	(273,239)	1,435,863	1,162,624
Segment assets	1,880,310	37,670,960	39,551,270
Expenditures for segment assets	-	(158,231)	(158,231)

Nine months ended September 30, 2022:

	EWCP	TPA	Total
Revenue	$415,830	$33,217,700	$33,633,530
Interest expense	-	190,366	190,366
Depreciation and amortization	27,537	784,340	811,877
Income tax expense	35,341	1,569,088	1,604,429
Segment profit (loss)	(139,362)	4,443,007	4,303,645
Segment assets	2,345,580	46,462,283	48,807,863
Expenditures for segment assets	-	(647,232)	(647,232)

Nine months ended September 30, 2021:

	EWCP	TPA	Total
Revenue	$336,152	$25,038,463	$25,374,615
Interest expense	-	155,078	155,078
Depreciation and amortization	30,238	680,345	710,583
Income tax expense	-	1,828,693	1,828,693
Segment profit (loss)	(443,375)	4,233,331	3,789,956
Segment assets	1,880,310	37,670,960	39,551,270
Expenditures for segment assets	-	(610,957)	(610,957)

The sales generated in the United States and Canada are as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Canada	$449,106	$350,004
United States and abroad	33,184,424	25,024,611
Total	$33,633,530	$25,374,615

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	September 30, 2022	December 31, 2021
Canada	$151,831	$191,752
United States	13,842,730	10,105,202
Total	$13,944,561	$10,296,954

Three primary customers accounted for $19,050,848 (57%) of sales during nine months ended September 30, 2022 (2021 - $11,236,707 or 44%).

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

Material changes in the Company’s Statement of Operations for the nine and three months ended September 30, 2022 are discussed below:

Nine Months ended September 30, 2022

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Cost of goods sold	I	Increased raw material costs and increased wages to retain manufacturing employees.

Wages	I	Increased wages for employee retention.

Professional fees	I	Increased due to costs associated with now cancelled merger with Lygos.
Insurance	I	Increase in assets and in sales resulted in higher insurance costs.
Office and miscellaneous	I	Increase related to fees associated with moving loans from Midland States Bank to Stock Yards Bank.
Interest	I	Increase due to loans assumed upon purchase of ENP Peru.
Investor relations	I	Increase due to costs associated with the now cancelled merger with Lygos.
Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended September 30, 2022

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Cost of goods sold	I	Increased raw material costs and increased wages to retain manufacturing employees.

Wages	I	Increased wages for employee retention.

Professional fees	I	Increased due to costs associated with now cancelled merger with Lygos.
Office and miscellaneous	I	Increase related to fees associated with moving loans from Midland States Bank to Stock Yards Bank.
Interest	I	Increase due to loans assumed upon purchase of ENP Peru.
Investor relations	I	Increase due to costs associated with the now cancelled merger with Lygos.
Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounting for 64% of our sales during the three months ended September 30, 2022 (2021 – 47%) and 57% of our sales during the nine months ended September 30, 2022 (2021 - 44%). The amount of revenue attributable to each customer is shown below.

	Three months		Nine months
	ended September 30,		ended September 30,
Customer	2022	2021	2022	2021

Company A	$2,152,681	$1,723,308	$4,913,342	$4,014,063
Company B	$2,480,590	$1,332,410	$7,931,549	$4,428,663
Company C	$2,819,590	$1,309,832	$6,205,957	$2,793,980

Customers with balances greater than 10% of our receivables as of September 30, 2022 and 2021 are shown below:

	September 30,
	2021	2020

Company A	1,904,110	1,439,413
Company B	2,422,104	443,169	*
Company C	2,086,502	216,981	*
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2022 and 2021 are shown below:

	2022	2021

Cash provided (used) by operations	(658,538)	4,294,341
Acquisition of ENP Peru	(499,329)	-
Investment	-	(500,000)
Proceeds of equity investment	108,750	252,500
Purchase of equipment	(647,232)	(610,957)
Repayments of short term line of credit	(276,079)	(626,919)
Repayments of loans	(2,117,928)	(735,722)
Loan proceeds received	2,194,000	-
Lease financing costs	(44,435)	(249,210)
Distributions to non-controlling interest	(499,789)	(526,577)
Proceeds from issuance of common stock	74,020	97,520
Changes in exchange rates	(29,531)	88,284

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2022, working capital was $17,942,246 (December 31, 2021 - $13,986,013) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $297,720 over the term of two leases, the last expiring on December 31, 2025.

Commitments for rent in the next four years are as follows:

2022	$78,240
2023	$77,100
2024	$70,440
2025	$71,940

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2022.

Other than as disclosed above, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, its liquidity increasing or decreasing in any material way.

See Note 2 to the condensed interim consolidated financial statements included as part of this report for a description of the Company’s significant accounting policies.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2022

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2022. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2022

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

