Form 10-K
period 2022-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2023-03-31
CIK 1069394

united states

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

As of June 30, 2022 the aggregate market value of the Company’s common stock held by non-affiliates was $19,343,103 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 30, 2023, the Company had 12,435,532 issued and outstanding shares of common stock.

Documents incorporated by reference: None

The terms “Flexible”, “Company”, “we”, “us”, and “our” are used to refer to Flexible Solutions International Inc. and its subsidiaries, unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In June 2004 we purchased 52 U.S. and 139 International Patents (“IP”), as well as a 56,780 sq. ft. manufacturing plant near Chicago, Illinois from the bankruptcy estate of Donlar Corporation (“Donlar”) for $6.15 million. The IP we acquired from Donlar relates to water-soluble chemicals (“TPAs”) which prevent corrosion and scaling in water pipes used in the petroleum, chemical, utility and mining industries. TPAs are also used to enhance fertilizers and improve crop yields and as additives for household laundry detergents, consumer care products and pesticides. These assets are held in our wholly owned NanoChem Solutions Inc. subsidiary which has become our largest revenue generator.

In October 2018, we purchased 65% of ENP Investments, LLC, a manufacturing and distribution company active in the areas of golf, turf and ornamental agriculture products.

In January 2019, we purchased 50% of a Florida based limited liability company engaged in international sales of fertilizer additives. This purchase is accounted for as an equity accounted investment.

In 2019, we changed our corporate domicile from Nevada to Alberta, Canada.

In January 2020, ENP Realty, LLC became a wholly owned subsidiary of ENP Investments, LLC and was renamed to ENP Mendota, LLC.

In June 2022, ENP Peru Investments, LLC became a wholly owned subsidiary with NanoChem Solutions Inc. owning 91.67% and ENP Investments, LLC owning 8.33%. of ENP Peru.

We operate through a number of wholly-owned subsidiaries which are further discussed in Note 1 to the consolidated financial statements included as part of this report. Unless otherwise indicated, all references to our business include the operations of these subsidiaries.

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

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2022	2021

Company A	$6,677,815	$4,877,690
Company B	$12,938,735	$7,982,281
Company C	$8,159,066	$4,057,976

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2022	2021

Company A	$3,634,083	$2,215,119
Company B	$2,423,285	2,202,345

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

In January 2020, ENP Investments, LLC acquired a 100% interest in ENP Realty, LLC and the 14,000 sq. ft. manufacturing facility in Mendota, Illinois owned by this entity.

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

Research and Development

We spent $99,275 during the year ended December 31, 2022 and $116,411 during year ended December 31, 2021 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2022, we had 42 employees, including one officer, 14 sales and customer support personnel, and 27 manufacturing personnel. None of our employees are represented by a labor union and we have not experienced any work stoppages to date.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States. Nevertheless, we may require county or state approval on a case by case basis. We expect to spend $50,000 on the marketing and production of our WATERSAVR® product in fiscal 2023.

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

Among our current customers, we have identified three that are sizable enough that the loss of any one would be significant. Any loss of one or more of these customers could result in a substantial reduction in our revenues. See “Principal Customers” in Item 1 of this report for further details.

Economic, political and other risks associated with international sales and operations could adversely affect our sales.

Revenues from shipments made outside of the United States accounted for approximately 21% of our revenues in the year ended December 31, 2022, 20% in the year ended December 31, 2021 and 32% in the year ended December 31, 2020. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

We lease a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,670 per month with a lease effective to December 2025. We also lease a 1,300 sq. ft. facility in Mendota, Illinois used for offices at a cost of $880 per month with a lease effective to September 2023. We own a 61,200 sq. ft. facility and a 56,780 sq. ft. facility in Peru, Illinois along with a 14,000 sq. ft facility in Mendota, Illinois which is used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, Alberta.

In the year ended December 31, 2021, the 3.3 acres of cleared and undeveloped land in Taber, AB Canada was disposed of for the proceeds of $263,380 ($333,899CAD). With a cost of $219,318 ($278,040CAD) the Company recognized a gain of $44,330 ($55,859CAD) on the disposal.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

	High	Low

Year Ended December 31, 2022
First Quarter	$4.44	$3.01
Second Quarter	3.96	2.23
Third Quarter	2.68	1.56
Fourth Quarter	3.24	2.38

	High	Low

Year Ended December 31, 2021
First Quarter	$4.45	$2.48
Second Quarter	4.08	2.97
Third Quarter	4.33	3.31
Fourth Quarter	4.00	3.29

As of March 30, 2023, we had approximately 2,300 shareholders.

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

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2022 and 2021.

As of March 30, 2023, we had 12,435,532 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2023:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,673,000	A

A. Options are exercisable at prices ranging from $1.70 to $4.13 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Material changes in the line items in our Statement of Income and Comprehensive Income for the year ended December 31, 2022 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales EWCP products	I	Increase in customer orders.

TPA products	I	Growth in most product lines.

Cost of goods sold	I	Increased raw material costs and increased wages to retain manufacturing employees.

Wages	I	Increased wages for employee retention.

Administrative salaries	I	Increased wages for employee retention.

Professional fees	I	Increased due to costs associated with now cancelled merger with Lygos Inc.

Office and miscellaneous	I	Increase related to fees associated with moving loans from Midland States Bank to Stock Yards Bank.

Insurance	I	Increase in assets and in sales resulted in higher insurance costs.

Interest	I	Increase due to loans assumed upon purchase of ENP Peru, LLC.

Travel	I	Travel has resumed as COVID-19 has become an endemic.

Lease Expense	D	Purchases of ENP Mendota and ENP Peru, the businesses we were renting from, reduced our lease expense.

The factors that will most significantly affect future operating results will be:

●	The sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;

●	Activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;

●	Drought conditions, since we also sell our TPA product to farmers; and

●	The impact of COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2022 and 2021 are shown below:

	2022	2021
Cash provided by operations	$1,476,903	$4,535,746
Purchase of investments	-	(500,000)
Distributions from equity investments	265,001	359,300
Acquisition of ENP Peru, LLC	(499,329)	-
Sale of property and equipment	-	263,380
Purchases of property, equipment and leaseholds	(1,981,307)	(782,219)
Advances of short term line of credit	517,772	184,746
Repayment of long term debt	(2,292,819)	(943,080)
Proceeds of long term debt	3,230,798	-
Lease payments	(58,611)	(287,903)
Distributions to non-controlling interests	(689,434)	(804,003)
Sale of common stock	140,620	140,440
Impact of foreign exchange rates	(30,069)	96,391

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2022, our working capital was $20,692,526 (2021 - $13,986,013) and we have no substantial commitments or capital requirements that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $219,480 over the term of two leases, the last expiring on December 31, 2025.

Commitments for rent in the next three years are as follows:

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

Valuation of Goodwill and Intangible Assets. We review goodwill and intangible assets to determine if there are qualitative factors which exist which may indicate that the carrying value exceeds the fair value. Our estimates are based upon an assessment of market conditions and expected future cash flows to be generated by the reporting units and related assets. If factors exist which indicate that the carrying value exceeds the fair value, an impairment charge against the goodwill and intangible assets could be required.

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

Stock Based Compensation The fair value of share-based payments are subject to the limitations of the Black-Scholes option pricing model that incorporates market data and involves uncertainty in estimates used by management in the assumptions. Because the Black-Scholes option pricing model requires the inputs of highly subjective assumptions, including the volatility of share prices, changes in subjective input assumptions can materially affect the estimate.

Income Taxes Tax interpretations, regulations and legislation in the various jurisdictions in which the Company operates are subject to change and interpretation. As such, income taxes are subject to measurement uncertainty. Assessing the recoverability of deferred tax assets requires the Company to make estimates related to the expectations of future taxable income and the application of existing tax laws. To the extent that future taxable income differs significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted.

Privately Held Equity Investments The recoverability of privately held equity investments requires management to make certain assumptions and estimates. Changes in these assumptions and estimates could result in materially different results.

See Note 2 to the consolidated financial statements included as part of this report for a description of our significant accounting policies.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2022 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Flexible Solutions International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Flexible Solutions International, Inc. and its subsidiaries (the “Company”) which comprise the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of inventory

At December 31, 2022, the Company’s inventory balance was $14,419,430. As discussed in Note 2 to the consolidated financial statements, the Company records inventory at the lower of cost on a first-in, first-out or weighted average basis and net realizable value. To determine inventory valuation, management conducts regular reviews of overhead costs and the calculation to allocate these expenditures to inventory cost.

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

Smythe LLP

Chartered Professional Accountants

Vancouver, Canada

March 31, 2023

We have served as the Company’s auditor since 2019.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	2022	2021

Assets
Current
Cash	$6,115,099	$5,710,227
Term deposits	700,000	1,025,347
Accounts receivable (Note 4)	9,449,857	7,129,329
Inventories (Note 5)	14,419,430	9,502,005
Prepaid expenses	310,297	442,161
Total current assets	30,994,683	23,809,069
Property, equipment and leaseholds, net (Note 6)	9,709,288	4,931,713
Patents (Note 7)	-	13,699
Right of use assets (Note 3)	167,222	217,267
Intangible assets (Note 8)	2,440,000	2,600,000
Long term deposits (Note 9)	8,540	8,540
Investments (Note 10)	5,458,895	5,424,010
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset (Note 13)	274,289	12,697
Total Assets	$51,587,192	$39,551,270

Liabilities
Current
Accounts payable	$873,904	$1,283,486
Accrued liabilities	959,856	457,062
Deferred revenue	387,763	349,004
Income taxes payable	4,486,350	4,561,396
Short term line of credit (Note 11)	2,818,591	2,300,819
Current portion of lease liability (Note 3)	58,080	77,715
Current portion of long term debt (Note 12)	717,612	793,574
Total current liabilities	10,302,156	9,823,056
Lease liability (Note 3)	109,142	139,552
Deferred income tax liability (Note 13)	500,459	310,162
Long term debt (Note 12)	5,436,465	1,573,024
Total Liabilities	16,348,222	11,845,794

Stockholders’ Equity
Capital stock (Note 16)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding: 12,426,260 (2021: 12,355,246) common shares	12,426	12,355
Capital in excess of par value	17,523,345	16,983,648
Other comprehensive loss	(805,799)	(775,730)
Accumulated earnings	15,903,964	8,882,360
Total stockholders’ equity – controlling interest	32,633,936	25,102,633
Non-controlling interests (Note 17)	2,605,034	2,602,843
Total Stockholders’ Equity	35,238,970	27,705,476
Total Liabilities and Stockholders’ Equity	$51,587,192	$39,551,270

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2022	2021
Sales	$45,840,469	$34,416,335
Cost of sales (Note 6, 7 & 8)	31,971,596	23,019,824

Gross profit	13,868,873	11,396,511

Operating expenses
Wages	2,537,783	2,321,285
Administrative salaries and benefits	1,032,394	883,460
Insurance	683,272	581,187
Professional fees	660,821	285,424
Office and miscellaneous	350,126	269,459
Consulting	312,171	320,759
Interest expense	292,949	199,930
Advertising and promotion	182,609	172,185
Investor relations and transfer agent fee	179,505	94,256
Travel	171,369	107,894
Lease expense	149,446	382,663
Research	99,275	116,411
Telecommunications	42,098	45,482
Commissions	30,732	62,632
Utilities	29,517	21,523
Shipping	23,469	16,567
Currency exchange	23,091	25,091
Bad debt expense	17,869	6,979
Total operating expenses	6,818,496	5,913,187
Operating income	7,050,377	5,483,324
Gain on sale of land (Note 6)	-	44,330
PPP loan forgiveness (Note 12)	-	537,960
Gain on investments (Note 10)	341,424	507,143
Gain on previously held equity interest (Note 10)	335,051	-
Interest income	132,233	77,999
Income before income tax	7,859,085	6,650,756
Income taxes (Note 13)
Deferred income tax recovery (expense)	71,295	(363,317)
Current income tax expense	(217,151)	(1,993,182)
Net income for the year	7,713,229	4,294,257
Net income attributable to non-controlling interests	(691,625)	(845,095)
Net income attributable to controlling interest	$7,021,604	$3,449,162

Income per share (basic) (Note 14)	$0.57	$0.28
Income per share (diluted) (Note 14)	$0.56	$0.28
Weighted average number of common shares (basic)	12,379,316	12,316,254
Weighted average number of common shares (diluted)	12,466,415	12,505,522

Other comprehensive income:
Net income	$7,713,229	$4,294,257
Unrealized gain (loss) on foreign currency transactions	(30,069)	96,391
Total comprehensive income	7,683,160	4,390,648
Comprehensive income – non-controlling interest	(691,625)	(845,095)
Comprehensive income attributable to controlling interests	$6,991,535	$3,545,553

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2022	2021
Operating activities
Net income for the year	$7,713,229	$4,294,257
Adjustments to reconcile net income to net cash:
Stock based compensation	399,148	210,112
Depreciation and amortization	1,277,431	965,935
Lease right of use financing	8,566	22,057
Lease right of use amortization	50,045	265,846
Gain on investments	(341,424)	(507,143)
Bad debt expense	17,869	6,979
Deferred income tax expense (recovery)	(71,295)	363,317
Gain on sale of land	-	(44,330)
Gain on acquisition of ENP Peru, LLC	(335,051)	-
PPP loan forgiveness	-	(537,960)
Changes in non-cash working capital items:
Increase in accounts receivable	(2,338,397)	(1,246,495)
Increase in inventories	(4,124,022)	(1,275,746)
Decrease (increase) in prepaid expenses	131,864	(139,714)
Increase in accounts payable and accrued liabilities	(700,191)	102,856
Increase in taxes payable	(249,628)	2,021,048
Increase in deferred revenue	38,759	34,727
Cash provided by operating activities	1,476,903	4,535,746

Investing activities
Purchase of investments	-	(500,000)
Proceeds of equity investment distributions	265,001	359,300
Acquisition of ENP Peru, LLC	(499,329)	-
Sale of property and equipment	-	263,380
Purchase of property and equipment	(1,981,307)	(782,219)
Cash used in investing activities	(2,215,635)	(659,539)

Financing activities
Advance of short term line of credit	517,772	184,746
Repayment of long term debt	(2,292,819)	(943,080)
Proceeds of long term debt	3,230,798	-
Lease payments	(58,611)	(287,903)
Distribution to non-controlling interest	(689,434)	(804,003)
Sale of common stock	140,620	140,440
Cash provided by (used in) financing activities	848,326	(1,709,800)

Effect of exchange rate changes on cash	(30,069)	96,391

Inflow of cash	79,525	2,262,798
Cash resources, beginning	6,735,574	4,472,776

Cash resources, ending	$6,815,099	$6,735,574
Cash resources are comprised of:
Cash	$6,115,099	$5,710,227
Term deposits	700,000	1,025,347
	$6,815,099	$6,735,574
Supplemental disclosure of cash flow information:
Income taxes paid	$158,966	$-
Interest paid	292,949	179,029
Inventory additions in accounts payable and accrued liabilities	793,403	250,923

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

(U.S. Dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2020	12,260,545	$12,261	$16,633,190	$5,433,198	$(872,121)	$21,206,528	$2,561,751	$23,768,279
Translation adjustment	—	—	—	—	96,391	96,391	—	96,391
Net income	—	—	—	3,449,162	—	3,449,162	845,095	4,294,257
Common stock issued	94,701	94	140,346	—	—	140,440	—	140,440
Distributions to noncontrolling interests	—	—	—	—	—	—	(804,003)	(804,003)
Stock-based compensation	—	—	210,112	—	—	210,112	—	210,112
Balance December 31, 2021	12,355,246	$12,355	$16,983,648	$8,882,360	$(775,730)	$25,102,633	$2,602,843	$27,705,476
Translation adjustment	—	—	—	—	(30,069)	(30,069)	—	(30,069)
Net income	—	—	—	7,021,604	—	7,021,604	691,625	7,713,229
Common stock issued	71,014	71	140,549	—	—	140,620	—	140,620
Distributions to noncontrolling interests	—	—	—	—	—	—	(689,434)	(689,434)
Stock-based compensation	—	—	399,148	—	—	399,148	—	399,148
Balance December 31, 2022	12,426,260	$12,426	$17,523,345	$15,903,964	$(805,799)	$32,633,936	$2,605,034	$35,238,970

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

(U.S. Dollars)

1. Basis of Presentation.

These consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., and InnFlex Holdings Inc., its 97% controlling interest in ENP Peru Investments LLC (“ENP Peru”) and its 65% interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

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

In 2022, NanoChem purchased an additional 50% in ENP Peru, increasing its share to 91.67%. ENP Investments owns the remaining 8.33%, of which the Company has a 65% interest. ENP Peru was previously accounted for under the equity method however, is now consolidated into the financial statements from the date control was obtained. The 35% non-controlling interest portion of the 8.33% held by ENP Investments is included in non-controlling interests in these consolidated financial statements.

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

(b) Term Deposits.

The deposits maintained by the Company with banks comprises term deposits. The Company has two term deposits, the first for $700,000 that matures in 2023 and pays interest at a rate of 3.0%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The other term deposit for $300,000 pays 1.3% interest, matures in 2023 and can be withdrawn by the Company at any point without prior notice or penalty on the principal.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2022 - $433,015; 2021 - $465,493). Shipping and handling costs incurred are included in cost of goods sold (2022 - $913,890; 2021 - $1,058,674).

(d) Allowance for Doubtful Accounts.

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

(e) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Computer hardware	30% Declining balance
Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Boat	20% Declining balance
Building and improvements	10% Declining balance
Trailer	30% Declining balance
Automobiles	Straight-line over 5 years
Patents	Straight-line over 17 years
Technology	Straight-line over 10 years
Leasehold improvements	Straight-line over lease term
Customer relationships	Straight-line over 15 years
Software	Straight-line over 3 years

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

(h) Revenue Recognition.

The Company generates revenue primarily from energy and water conservation products and biodegradable polymers, as further discussed in Note 18.

The Company follows a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation, and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company has fulfilled its performance obligations when control transfers to the customer, which is generally at the time the product is shipped since risk of loss is transferred to the purchaser upon delivery to the carrier. For shipments which are free-on-board shipping point, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service and performance obligation.

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

(k) Other Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised only of unrealized foreign exchange gains and losses related to the translation of subsidiaries’ functional currency into the reporting currency.

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding the years ended December 31, 2022 and 2021.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, share-based payments, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds and intangible assets, recoverability of accounts receivable, recoverability of investments and the valuation of inventory.

(n) Fair Value of Financial Instruments.

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

The fair values of cash, term deposits, accounts receivable, accounts payable, accrued liabilities and the short term line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.

The fair value of the long term debt for all periods presented approximate their respective carrying amounts due to these financial instruments being at market rates.

(o) Contingencies.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Legal fees associated with loss contingencies are expensed as incurred. The Company is not aware of any contingencies at the date of these consolidated financials statements.

(p) Income Taxes.

Income taxes are computed by multiplying the Company’s taxable net income by the Company’s effective tax rates. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry-forwards, if any. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

In accordance with FASB Codification Topic 740, Income taxes (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2022, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of operations and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $27,775,617 (61%) for the year ended December 31, 2022 (2021 - $16,917,947 or 49%). Accounts receivable for the Company’s three primary customers totaled $6,124,424 (65%) at December 31, 2022 (2021 - $4,940,995 or 69%).

The credit risk on cash is limited because the Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

The Company is exposed to foreign exchange and interest rate risk to the extent that market value rate fluctuations materially differ from financial assets and liabilities, subject to fixed long-term rates.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash, accounts receivable, and accounts payable and accrued liabilities. The Company has not hedged its exposure to currency fluctuations.

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

(r) Equity Method Investment.

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

(s) Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. The Company performs an annual goodwill impairment review in the fourth quarter of each year at the reporting unit level. The evaluation begins with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, then no further analysis is necessary. However, if the results of the qualitative test are unclear, the Company performs a quantitative test, which involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and no further analysis is necessary. If the fair value of the reporting unit is less than its carrying amount, goodwill impairment would be recognized equal to the amount of the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit.

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other, (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2022 and 2021. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the year ended December 31, 2022.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Impairment of Long Lived Assets” significant accounting policy.

(t) Recent Accounting Pronouncements.

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

The table below summarizes the right-of-use asset and lease liability for the years ended December 31, 2022 and 2021:

Right of Use Assets
Balance at December 31, 2020	$483,113
Depreciation	(265,846)
Balance at December 31, 2021	$217,267
Depreciation	(50,045)
Balance at December 31, 2022	$167,222

Lease Liability
Balance at December 31, 2020	$483,113
Lease interest expense	22,057
Payments	(287,903)
Balance at December 31, 2021	$217,267
Lease interest expense	8,566
Payments	(58,611)
Balance at December 31, 2022	$167,222

Short-term portion	$58,080
Long-term portion	109,142
Total	$167,222

Undiscounted rent payments are as follows:

2023	58,080
2024	59,520
2025	61,020
Total	$178,620
Impact of discounting	(11,398)
Lease liability, December 31, 2022	$167,222

4. Accounts Receivable

	2022	2021

Accounts receivable	$9,739,150	$7,403,308
Allowances for doubtful accounts	(289,293)	(273,979)
	$9,449,857	$7,129,329

5. Inventories

	2022	2021

Completed goods	$3,806,646	$3,417,829
Raw materials and supplies	10,612,784	6,084,176
	$14,419,430	$9,502,005

6. Property, Equipment and Leaseholds

	2022	Accumulated	2022
	Cost	Depreciation	Net
Buildings and improvements	$8,775,629	$3,310,920	$5,464,709
Automobiles	196,255	107,055	89,200
Computer hardware	43,432	42,663	769
Office equipment	133,280	112,782	20,498
Manufacturing equipment	8,634,063	4,891,736	3,742,327
Trailers	8,857	7,592	1,265
Boat	34,400	27,907	6,493
Leasehold improvements	88,872	88,872	—
Technology	100,860	100,860	—
Land	384,027	—	384,027
	$18,399,675	$8,690,387	$9,709,288

	2021	Accumulated	2021
	Cost	Depreciation	Net
Buildings and improvements	$4,823,708	$2,983,589	$1,840,119
Automobiles	196,255	71,258	124,997
Computer hardware	43,605	42,456	1,149
Office equipment	132,530	107,256	25,274
Manufacturing equipment	6,867,799	4,171,699	2,696,100
Trailers	9,463	7,532	1,931
Boat	34,400	26,284	8,116
Leasehold improvements	88,872	88,872	—
Technology	107,759	107,759	—
Land	234,027	—	234,027
	$12,538,418	$7,606,705	$4,931,713

Amount of depreciation expense for 2022: $1,103,732 (2021 - $773,497) and is included in cost of sales in the consolidated statements of income and comprehensive income.

During the year ended December 31, 2021, 3.3 acres of cleared and undeveloped land in Taber, AB Canada was disposed of for proceeds of $263,380 ($333,899CAD). With a cost of $219,318 ($278,040CAD) the Company recognized a gain of $44,330 ($55,859CAD) on the disposal.

7. Patents

	2022 Cost	Accumulated Amortization	2022 Net
Patents	$195,725	$195,725	$-

	2021 Cost	Accumulated Amortization	2021 Net
Patents	$208,079	$194,380	$13,699

Decrease in 2022 cost was due to currency conversion. The cost as of December 31, 2022 in Canadian dollars is $265,102 (2021 - $265,102 CAD).

Amount of amortization for 2022 was $13,699 (2021 - $16,438) and is included in cost of sales in the consolidated statements of income and comprehensive income.

8. Goodwill and Intangible Assets

Goodwill
Balance as of December 31, 2021 and 2022	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2021 and 2022	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2020	$2,006,000
Amortization	(176,000)
Balance as of December 31, 2021	1,830,000
Amortization	(160,000)
Balances as of December 31, 2022	$1,670,000

Definite lived intangible assets consist of customer relationships and software related to the acquisition of ENP Investments.

Estimated amortization expense over the next five years is as follows:

2023	$160,000
2024	160,000
2025	160,000
2026	160,000
2027	160,000

9. Long Term Deposits

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and security deposits held by various vendors.

	2022	2021

Long term deposits	$8,540	$8,540

10. Investments

(a) The Company previously held a 50% ownership interest in ENP Peru, split between NanoChem (41.67%) and ENP Investments (8.33%), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. In June 2022, NanoChem acquired an additional 50% ownership interest at a cost of $506,659 paid through a new $259,000 mortgage and cash on hand. The 35% non-controlling interest of the 8.33% owned by ENP Investments is included in non-controlling interest in these consolidated financial statements. The Company’s investment in ENP Peru was previously accounted for using the equity method, however, is now consolidated into the consolidated financial statements from the date control was obtained.

It was determined that ENP Peru did not meet the definition of a business in accordance with FASB Codification Topic 805, Business Combinations (ASC 805), and the acquisition was accounted for as an asset acquisition. The following table summarizes the final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in ENP Peru as of the acquisition date. The gain on acquisition of ENP Peru represents a gain on remeasurement of the Company’s equity method investment immediately prior to the acquisition date.

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,822
Return of equity	(3,822)
Gain in equity method investment	22,642
Balance, December 31, 2021	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, June 30 and December 31, 2022	$-

Summarized profit and loss information related to the equity accounted investment is as follows:

	Six months ended June 30, 2022	Year ended December 31, 2021

Net sales	$162,000	$322,079

Net income	55,292	$45,285

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

d) In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2020	$3,572,345
Gain in equity method investment	454,023
Return of equity	(325,000)
Balance, December 31, 2021	3,701,368
Gain in equity method investment	307,527
Return of equity	(250,000)
Balance, December 31, 2022	$3,758,895

Summarized profit and loss information related to the equity accounted investment is as follows:

	2022	2021

Net sales	$18,103,070	$11,543,277
Gross profit	4,204,311	3,517,387
Net income	$615,055	$908,045

During the year ended December 31, 2022, the Company had sales of $12,938,735 (2021 - $7,982,281) to the Florida Based LLC, of which $2,423,285 is included within Accounts Receivable as at December 31, 2022 (2021 - $2,202,345).

f) In December 2020, the Company invested $500,000 in Lygos Inc. (“Lygos”), a privately held entity, under a Simple Agreement for Future Equity (“SAFE”) agreement. Lygos is a company developing a sustainable aspartic acid microbe strain. In 2021, the Company made a second SAFE investment of $500,000. The Company has elected to account for this investment at cost. A summary of the Company’s investment follows:

Balance, December 31, 2020	$500,000
Additional investment	500,000
Balance, December 31, 2021 and December 31, 2022	$1,000,000

11. Short-Term Line of Credit

(a) In March 2022, ENP Investments signed a new agreement with Midland States Bank (“Midland”) to renew the credit line. In June 2022, ENP Investments closed the account. The revolving line of credit was for an aggregate amount up to $4,000,000. The interest rate of this loan was subject to change from time to time based on changes in an independent index which is the 1 month LIBOR as published in the Wall Street Journal (the “Index”). Interest on the unpaid principal balance of this loan was calculated using a rate of 1.000 percentage points over the Index. Under no circumstances was the interest rate of this loan less than 4.25% per annum or more than the maximum rate allowed by applicable law. The interest rate at December 31, 2021 was 4.25%.

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

Short-term borrowings outstanding under the revolving line as of December 31, 2022 were $nil (2021 - $811,665).

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

Short-term borrowings outstanding under the revolving line as of December 31, 2022 were $nil (December 31, 2021 - $1,489,154).

(c) In June 2022, ENP Investments signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”) to replace the credit line at Midland. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at December 31, 2022 is 7.5%.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,600,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,400,000. As of December 31, 2022, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2022 were $2,477,794 (2021- $nil).

(d) In June 2022, the Company signed a new agreement with Stock Yards to replace the credit line at Midland. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at December 31, 2022 is 7.5%.

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2022, the Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2022 were $340,797 (2021 - $nil).

12. Long Term Debt

(a) In January 2018, ENP Investments signed a $200,000 promissory note with Midland with a rate of 5.250% to be repaid over 7 years with equal monthly installments plus interest. This money was used to purchase production equipment and interest for the year ended December 31, 2021 was $2,788. In May 2021, ENP Investments paid the loan in full with cash on hand.

(b) In April 2020, NanoChem received a two year loan of $322,000 through the Paycheck Protection Program with a rate of 1%. In March 2021, the loan was forgiven by the SBA and has been recorded as Other Income in the consolidated statements of operations and comprehensive income for the year ended December 31, 2021.

(c) In April 2020, ENP Investments received a two year loan of $215,960 through the Paycheck Protection Program with a rate of 1%. In March 2021, the loan was forgiven by the SBA and has been recorded as Other Income in the consolidated statements of operations and comprehensive income for the year ended December 31, 2021.

(d) In October 2020, NanoChem signed a $1,980,947 term loan with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the year December 31, 2022 was $30,334 (2021 - $69,831). The balance owing at December 31, 2022 was $nil (2021 - $1,554,044).

(e) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the year ended December 31, 2022 was $5,816 (2021 - $24,827). The balance owing at December 31, 2022 was $nil (2021 - $381,674).

(f) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the year ended December 31, 2022 was $18,590 (2021 - $17,107). The balance owing at December 31, 2022 is $415,430 (2021 - $430,880).

(g) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the year ended December 31, 2022 was $45,113 (2021 - $nil). The balance owing at December 31, 2022 is $1,632,672 (2021 - $nil).

(h) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the year ended December 31, 2022 was $62,679 (2021 - $nil). The balance owing at December 31, 2022 was $2,813,015 (2021 - $nil).

(i) In June 2022, ENP Peru Investments obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the year ended December 31, 2022 was $7,077 (2021 - $nil). The balance owing at December 31, 2022 was $256,162 (2021 - $nil).

(j) In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the year ended December 31, 2022 was $23,632 (2021 - $nil). The balance owing at December 31, 2022 is $1,036,798 (2021 - $nil).

As of December 31, 2022, Company was in compliance with all loan covenants.

Continuity	December 31, 2022	December 31, 2021
Balance, January 1	$2,366,598	$3,847,638

Plus: Proceeds from loans	3,230,798	-
Plus: Loan acquired with acquisition of ENP Peru	2,849,500	-
Less: Forgiveness on PPP loans	-	(537,960)
Less: Payments on loan	(2,292,819)	(943,080)
Balance, end of period	$6,154,077	$2,366,598

Outstanding balance at December 31,	December 31, 2022	December 31, 2021
a) Long term debt – Midland States Bank	$-	$-
b) Long term debt – PPP	-	-
c) Long term debt – PPP	-	-
d) Long term debt – Midland States Bank	-	1,554,044
e) Long term debt – Midland States Bank	-	381,674
f) Long term debt – Stock Yards Bank & Trust	415,430	430,880
g) Long term debt – Stock Yards Bank & Trust	1,632,672	-
h) Long term debt – Stock Yards Bank & Trust	2,813,015	-
i) Long term debt – Stock Yards Bank & Trust	256,162	-
j) Long term debt – Stock Yards Bank & Trust	1,036,798	-
Total	6,154,077	2,366,598
Less: current portion	(717,612)	(793,574)
Long term debt	$5,436,465	$1,573,024

13. Income Taxes

The provision for income tax expense (benefit) is comprised of the following:

	2022	2021
Current tax, federal	$1,017,059	$1,309,503
Current tax, state	460,098	592,394
Current tax, foreign	216,082	91,285
Current tax	1,693,239	1,993,182
Income tax recovery	(1,476,088)	-
Current tax, total	217,151	1,993,182

Deferred income tax, federal	(49,088)	250,153
Deferred income tax, state	(22,207)	113,164
Deferred income tax, foreign	-	-
Deferred income tax, total	(71,295)	363,317
Total	$145,856	$2,356,499

The following table reconciles the income tax expense at the U.S. Federal statutory rate to income tax expense at the Company’s effective tax rates.

	2022	2021
Income before tax	$7,859,085	$6,650,756
US statutory tax rates	30.50%	30.50%
Expected income tax	2,397,021	2,028,481
Non-deductible items	(243,167)	(29,508)
Change in estimates and other	(2,004,041)	(65,027)
Change in enacted tax rate	-	337,961
Foreign tax rate difference	(226,611)	(86,696)
Change in valuation allowance	222,654	(171,288)
Total income taxes	145,856	2,356,499

Current income tax expense	217,151	1,993,182
Deferred tax expense (recovery)	(71,295)	363,317
Total income tax expense	$145,856	$2,356,499

Included in current income tax expense for the year ended December 31, 2022 is a recovery of $1,476,088 (2022 - $nil) for a revision of estimated current taxes payable for previous years.

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2022 and 2021 are comprised of the following:

	2022	2021
Canada
Non capital loss carryforwards	$891,954	$1,443,371
Intangible assets	-	19,849
Property, equipment and leaseholds	47,279	587,408
	939,230	2,050,628
Valuation allowance	(939,230)	(2,050,628)
Net deferred tax asset	$-	$-

US
	2022	2021
Net operating loss carryforwards	$-	$-
Intangible assets	(6,070)	-
Investments	(7,676)	(241,880)
Property, equipment and leaseholds	(486,713)	(68,282)
Property, equipment and leaseholds	274,289	12,697
Financial instruments	-	-
Deferred tax asset not recognized	-	-
Net deferred tax asset (liability)	$(226,170)	$(297,465)

The Company has non-capital loss carryforwards of approximately $3,878,060 (2021 - $6,275,526) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Loss
2030	645,781
2031	919,683
2032	601,379
2037	1,652,709
2039	46,917
2040	11,591
Total	3,878,060

As at December 31, 2022, the Company has no net operating loss carryforwards available for US tax purposes.

Accounting for Uncertainty for Income Tax

As at December 31, 2022 and 2021, the Company’s consolidated balance sheets did not reflect an asset for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company has no income tax examinations in progress.

14. Income Per Share

The Company presents both basic and diluted income per share on the face of its consolidated statements of income. Basic and diluted income per share are calculated as follows:

	2022	2021

Net income attributable to controlling interest	$7,021,604	$3,449,162
Weighted average common shares outstanding:
Basic	12,379,316	12,316,254
Diluted	12,466,415	12,505,522
Net income per common share attributable to controlling interest:
Basic	$0.57	$0.28
Diluted	$0.56	$0.28

Certain stock options whose terms and conditions are described in Note 15, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2022	2021

Anti-dilutive options	1,304,000	21,000

There were no preferred shares issued and outstanding during the years ended December 31, 2022 or 2021.

15. Stock Options.

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

The following table summarizes the Company’s stock option activities for the years ended December 31, 2022 and 2021:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2020	749,000	$0.75 – 4.13	$2.42
Granted	170,000	$3.61	$3.61
Cancelled or expired	(34,799)	$1.42 – 3.46	$2.30
Exercised	(94,701)	$0.75 – 3.46	$1.58
Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Granted	981,000	$3.55 – 3.61	$3.55
Cancelled or expired	(13,486)	$1.70 – 3.61	$2.32
Exercised	(71,014)	$1.42 – 2.44	$1.98
Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.26
Exercisable, December 31, 2022	680,000	$1.70 – 4.13	$2.92

The weighted-average remaining contractual life of outstanding options is 3.90 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

	2022	2021
Expected life – years	3.0	3.0
Interest rate	1.76 – 3.64%	1.23%
Volatility	66.01 - 69.66%	63.28%
Weighted average fair value of options granted	$1.46 – 1.65	$1.23

During the year ended December 31, 2022, the Company granted 46,000 (2021 – 45,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $14,850 (2021 - $13,860). Options granted in other years resulted in additional expenses of $62,187 (2021 – $51,210). During the year ended December 31, 2022, employees were granted 935,000 (2021 – 125,000) stock options, which resulted in expenses of $172,731 (2021 – $38,500). Options granted in other years resulted in additional expenses in the amount of $149,380 for employees during the year ended December 31, 2022 (2021 - $106,542). There were 54,500 employee and 16,514 consultant stock options exercised during the year ended December 31, 2022 (2021 – 61,500 employee; 33,201 consultant).

As of December 31, 2022, there was approximately $1,432,960 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 3.9 years.

The aggregate intrinsic value of vested options outstanding at December 31, 2022 is $69,190 (2021 – $712,945). The intrinsic value of options exercised during the year ended December 31, 2022 was $96,989 (2021 - $203,701).

16. Capital Stock.

During the year ended December 31, 2022, 54,500 shares were issued upon the exercise of employee stock options (2021 – 61,500) and 16,514 shares were issued upon the exercise of consultant stock options (2021 – 33,201).

17. Non-Controlling Interests

ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $2,506,518.

Balance, December 31, 2020	$2,561,751
Distribution	(804,003)
Non-controlling interest share of income	845,095
Balance, December 31, 2021	2,602,843
Distribution	(689,434)
Non-controlling interest share of income	691,625
Balance, December 31, 2022	$2,605,034

During the year ended December 31, 2022, the Company had sales of $6,667,815 (2021 - $4,877,690) to the NCI, of which $3,634,083 is included within Accounts Receivable as of December 31, 2022 (2021 – $2,215,119).

18. Segmented, Significant Customer Information and Economic Dependency.

The Company operates in two segments:

(a) Energy and water conservation products (as shown under the column heading “EWCP” below), which consists of a (i) liquid swimming pool blankets which save energy and water by inhibiting evaporation from the pool surface, and (ii) food-safe powdered form of the active ingredient within the liquid blankets and which are designed to be used in still or slow moving drinking water sources.

(b) Biodegradable polymers, also known as TPA’s (as shown under the column heading “BCPA” below), used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. This product can also be used in detergents to increase biodegradability and in agriculture to increase crop yields by enhancing fertilizer uptake.

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

Year ended December 31, 2022:

	EWCP	BCPA	Consolidated

Sales	$528,462	$45,312,007	$45,840,469
Interest expense	-	292,949	292,949
Depreciation	33,876	1,243,555	1,277,431
Current and deferred income tax expense	18,898	126,958	145,856
Segment profit	(334,525)	8,047,754	7,713,229
Segment assets	2,810,091	48,777,101	51,587,192
Expenditures for segment assets	-	1,981,307	1,981,307

Year ended December 31, 2021:

	EWCP	BCPA	Consolidated

Sales	$420,811	$33,995,524	$34,416,335
Interest expense	-	199,930	199,930
Depreciation	40,247	925,688	965,935
Current and deferred income tax expense	24,384	2,332,115	2,356,499
Segment profit	(368,994)	4,663,251	4,294,257
Segment assets	1,929,537	37,621,733	39,551,270
Expenditures for segment assets	-	782,219	782,219

Sales by territory are shown below:

	2022	2021

Canada	$552,123	$525,900
United States and abroad	45,288,346	33,890,435
Total	$45,840,469	$34,416,335

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	2022	2021

Canada	$150,890	$191,752
United States	14,699,896	10,105,202
Total	$14,850,786	$10,296,954

Three customers accounted for $27,775,617 (61%) of sales made in 2022 (2021 - $16,917,947 or 49%).

19. Subsequent Events.

The Company issued 8,000 shares to employees and 1,272 shares to consultants upon the exercise of stock options in the three months ended March 30, 2023.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2022 we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	66	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	70	Director
Robert Helina	57	Director
Tom Fyles	71	Director
Ben Seaman	42	Director
David Fynn	65	Director

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Plan. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2022 none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

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

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2022.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2022	$769,293	—	—	$660,000	—	$769,293
President, Chief Executive Financial and Accounting Officer	2021	$747,920	—	—	—	—	$747,920

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

During the year ended December 31, 2012, the Company determined that Daniel B. O’Brien, the Company’s President and Chief Executive Officer, was underpaid. Accordingly, the Company increased Mr. O’Brien’s annual salary to twice that which was paid to the highest paid employee of the Company. Mr. O’Brien requested his salary be dropped by $100,000/year during 2019 and the Compensation committee agreed. The Company expects that Mr. O’Brien’s salary for the year ending December 31, 2023 will again be twice the annual salary, less $100,000, paid to the Company’s highest paid employee, excluding Mr. O’Brien.

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

During the fiscal year ended December 31, 2022 we issued 5,000 options pursuant to the Non-Qualified Plan (2021 – 170,000).

As of December 31, 2022, options to purchase 710,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $1.70 and $4.13 per share and the options expire at various dates between on December 31, 2022 and December 31, 2026.

Stock Option Plans

In 2022 we adopted a Stock Incentive Plan which authorizes the issuance of up to 1,500,000 shares of our common stock to persons that exercise options granted pursuant to the Plan. Our employees, directors and officers, and consultants or advisors are eligible to be granted options pursuant to the Stock Incentive Plan.

The Plan is administered by our Compensation Committee. The Committee is vested with the authority to determine the number of shares issuable upon the exercise of the options, the exercise price and expiration date of the options, and when, and upon what conditions options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation.

During the fiscal year ended December 31, 2022 we issued 976,000 options pursuant to the Stock Incentive Plan (2021 – nil).

As of December 31, 2022, options to purchase 976,000 shares of our common stock were outstanding under our Stock Incentive Plan. The exercise price of these options are $3.55 per share and the options expire on December 31, 2027.

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to both our Non-Qualified Stock Option Plan and Stock Incentive Plan as of December 31, 2022, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	710,000	$2.87	57,000
Stock Incentive Plan	976,000	$3.55	524,000

Our Non-Qualified Stock Option Plan has been approved by our shareholders and we expect our Stock Incentive Plan to be approved by our shareholders at our next Annual General Meeting.

No options were exercised by our executive officers during the fiscal year ended December 31, 2022.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $6,000 annually for each year that they serve with an additional $4,000 paid to the head of the Audit Committee -

Our directors received the following compensation in 2022:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$10,000	—	—
Robert Helina	$6,000
Tom Fyles	$6,000	—	—
Ben Seaman	$6,000	—	—
David Fynn	$6,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

Daniel B. O’Brien was not compensated for serving as a director during 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of March 30, 2023 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,441,615	35.7%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	0	0%
46081 Greenwood Dr.
Chilliwack, BC
Canada V2R 4C9

Robert Helina	35,000	0.3%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	15,000	0.1%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors
as a group (6 persons)	4,491,615	36.1%

Other Principal Shareholders
Comprehensive Financial Planning, Inc.	1,289,556	10.4%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 30, 2023, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Robert Helina	5,000	$3.46	December 31, 2023
	5,000	$2.44	December 31, 2024
	5,000	$2.44	December 31, 2025
	5,000	$3.61	December 31, 2026

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Smythe LLP examined our consolidated financial statements for the years ended December 31, 2022 and 2021.

Audit Fees

Smythe LLP was paid $128,456 in the fiscal year ended December 31, 2022 for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during that fiscal year. Smythe LLP was paid $114,800 for professional services rendered in the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2021.

Tax Fees

Smythe LLP has been retained to file our taxes for the fiscal years ended December 31, 2018 and onwards. No fees have been charged to date.

All Other Fees

Smythe LLP was not paid any other fees for professional services during the fiscal years ended December 31, 2022 and 2021.

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

During the year ended December 31, 2022 our Audit Committee approved all of the fees paid to Smythe LLP. Our Audit Committee has determined that the rendering of all non-audit services by Smythe LLP is compatible with maintaining its independence.

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

March 31, 2023	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 31, 2023
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 31, 2023
John H. Bientjes

/s/ Robert T. Helina	Director	March 31, 2023
Robert T. Helina

/s/ Thomas Fyles	Director	March 31, 2023
Thomas Fyles

/s/ Ben Seaman	Director	March 31, 2023
Ben Seaman

/s/ David Fynn	Director	March 31, 2023
David Fynn

