Form 10-Q
period 2023-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2023-05-15
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,435,532	May 15, 2023

FORM 10-Q

REFERENCE INFORMATION

In these condensed interim consolidated financial statements, a reference to the “Company”, “we”, “us”, “our” and similar words refer to Flexible Solutions International, Inc. and its subsidiaries,

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements may include the words “may”, “could”, “will”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	International tariff treatment of products, both inputs and outputs;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures;

●	Operational inefficiencies in distribution or other systems;

●	New tariffs relating to raw materials imported from China; and

●	Impact of COVID-19 virus.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current
Cash and cash equivalents	$5,530,178	$6,115,099
Term deposits	1,000,000	700,000
Accounts receivable, net (Note 4)	10,833,527	9,449,857
Inventories (Note 5)	14,379,823	14,419,430
Prepaid expenses	331,794	310,297
Total current assets	32,075,322	30,994,683
Property, equipment and leaseholds, net (Note 6)	9,619,538	9,709,288
Right of use assets (Note 3)	154,447	167,222
Intangible assets (Note 8)	2,400,000	2,440,000
Long term deposits (Note 9)	351,287	8,540
Investments (Note 10)	5,528,890	5,458,895
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	274,289	274,289
Total Assets	$52,938,048	$51,587,192

Liabilities
Current
Accounts payable	$1,473,180	$873,904
Accrued liabilities	181,430	959,856
Deferred revenue	114,540	387,763
Income taxes payable	4,638,927	4,486,350
Short term line of credit (Note 11)	3,663,504	2,818,591
Current portion of lease liability (Note 3)	58,440	58,080
Current portion of long term debt (Note 12)	719,607	717,612
Total current liabilities	10,849,628	10,302,156
Lease liability (Note 3)	96,007	109,142
Deferred income tax liability	500,459	500,459
Long term debt (Note 12)	5,256,831	5,436,465
Total Liabilities	$16,702,925	16,348,222

Stockholders’ Equity
Capital stock (Note 14)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,435,532 (December 31, 2022: 12,426,260) common shares	12,436	12,426

Capital in excess of par value	17,722,233	17,523,345
Other comprehensive loss	(973,038)	(805,799)
Accumulated earnings	16,788,333	15,903,964
Total stockholders’ equity – controlling interest	33,549,964	32,633,936
Non-controlling interests (Note 15)	2,685,159	2,605,034
Total Stockholders’ Equity	36,235,123	35,238,970
Total Liabilities and Stockholders’ Equity	$52,938,048	$51,587,192

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2023	2022

Sales	$9,847,517	$10,783,280
Cost of sales	6,762,525	6,971,379

Gross profit	3,084,992	3,811,901

Operating Expenses
Wages	671,692	623,503
Administrative salaries and benefits	393,014	233,585
Insurance	201,530	185,360
Interest expense	134,870	57,618
Office and miscellaneous	98,846	35,970
Investor relations and transfer agent fee	89,892	37,097
Consulting	62,977	76,274
Professional fees	62,767	50,581
Travel	61,652	44,808
Advertising and promotion	48,398	40,029
Lease expense	25,295	42,225
Research	21,502	17,696
Telecommunications	12,578	9,456
Utilities	7,487	7,618
Shipping	4,666	3,994
Commissions	2,985	3,424
Currency exchange	2,576	11,533

Total operating expenses	1,902,727	1,480,771

Operating income	1,182,265	2,331,130
Gain on investments	69,995	36,764
Interest income	12,011	22,088
Income before income tax	1,264,271	2,389,982

Income taxes
Income tax expense - current	(299,777)	(712,446)

Net income for the period including non-controlling interests	964,494	1,677,536
Less: Net income attributable to non-controlling interests	(80,125)	(144,477)
Net income attributable to controlling interest	$884,369	$1,533,059

Income per share (basic and diluted)	$0.07	$0.12
Weighted average number of common shares (basic)	12,432,914	12,361,313
Weighted average number of common shares (diluted)	12,532,404	12,543,674
Other comprehensive income:
Net income	964,494	1,677,536
Unrealized gain on foreign currency translations	(167,239)	42,543
Total comprehensive income	797,255	1,720,079
Comprehensive income – non-controlling interest	(80,125)	(144,477)
Comprehensive income attributable to Flexible Solutions International Inc.	$717,130	$1,575,602

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating activities
Net income for the period including non-controlling interests	$964,494	$1,677,536
Adjustments to reconcile net income to net cash:
Stock based compensation	185,298	54,271
Depreciation and amortization	342,810	232,488
Lease right of use financing	1,745	2,539
Lease right of use amortization	12,775	13,546
Gain on investments	(69,995)	(36,764)

Changes in non-cash working capital items:
Increase in accounts receivable	(1,383,671)	(2,813,819)
(Increase) decrease in inventories	39,607	(2,712,646)
(Increase) decrease in prepaid expenses	(21,497)	(417,761)
Increase (decrease) in accounts payable and accrued liabilities	(179,149)	940,734
Increase in taxes payable	152,577	712,446
Decrease in deferred revenue	(273,223)	(77,578)

Cash used in operating activities	(228,229)	(2,425,008)

Investing activities
Proceeds of equity investment distributions	-	7,500
Long term deposits	(342,747)
Net purchase of property, equipment and leaseholds	(213,060)	(176,684)

Cash used in investing activities	(555,807)	(169,184)

Financing activities
Draw from short term line of credit	844,913	2,647,726
Repayment of long term debt	(177,639)	(209,629)
Lease financing costs	(14,520)	(16,085)
Distributions to non-controlling interests	-	(265,922)
Proceeds from issuance of common stock	13,600	56,940

Cash provided by financing activities	666,354	2,213,030

Effect of exchange rate changes on cash	(167,239)	42,543

Outflow of cash	(284,921)	(338,619)
Cash and cash equivalents, beginning	6,815,099	6,735,574

Cash and cash equivalents, ending	$6,530,178	$6,396,955

Cash and cash equivalents are comprised of:
Cash and cash equivalents	$5,530,178	$5,371,608
Term deposits	1,000,000	1,025,347
	$6,530,178	$6,396,955

Supplemental disclosure of cash flow information:
Income taxes paid	$147,200	$-
Interest paid	$134,870	$57,618
Inventory additions in accounts payable	$731,020	$4,242,081

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF Stockholders’ Equity

(U.S. Dollars — Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2022	12,426,260	$12,426	$17,523,345	$15,903,964	$(805,799)	$32,633,936	$2,605,034	$35,238,970
Translation adjustment	—	—	—	—	(167,239)	(167,239)	—	(167,239)
Net income	—	—	—	884,369	—	884,369	80,125	964,494
Common stock issued	9,272	10	13,590	—	—	13,600	—	13,600
Stock-based compensation	—	—	185,298	—	—	185,298	—	185,298
Balance March 31, 2023	12,435,532	$12,436	$17,722,233	$16,788,333	$(973,038)	$33,549,964	$2,685,159	$36,235,123

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2021	12,355,246	$12,355	$16,983,648	$8,882,360	$(775,730)	$25,102,633	$2,602,843	$27,705,476
Translation adjustment	—	—	—	—	42,543	42,543	—	42,543
Net income	—	—	—	1,533,059	—	1,533,059	144,477	1,677,536
Common stock issued	22,500	23	56,917	—	—	56,940	—	56,940
Distributions to non-controlling interests	—	—	—	—	—	—	(265,922)	(265,922
Stock-based compensation	—	—	54,271	—	—	54,271	—	54,271)

Balance March 31, 2022	12,377,746	$12,378	$17,094,836	$10,415,419	$(733,187)	$26,789,446	$2,481,398	$29,270,844

— See Notes to Unaudited Interim Condensed Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023

(U.S. Dollars - Unaudited)

1. Basis of Presentation.

These interim condensed consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., and InnFlex Holdings Inc., its 97% controlling interest in ENP Peru Investments LLC (“ENP Peru”) and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

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

2. Significant Accounting Policies.

The consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2023 - $143,173; 2022 - $123,894). Shipping and handling costs incurred are included in cost of goods sold (2023 - $255,489; 2022 - $268,032).

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2023 and 2022.

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

In accordance with FASB Codification Topic 740, Income taxes (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2023, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $4,366,106 (44%) for the three months ended March 31, 2023 (2022 - $6,235,661 or 58%). Accounts receivable for the Company’s three primary customers totaled $6,452,710 (59%) at March 31, 2023 (December 31, 2022 - $6,124,424 or 65%).

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other, (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed at December 31, 2022. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three months ended March 31, 2023.

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

The table below summarizes the right-of-use asset and lease liability for the periods ended March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Right of Use Assets
Balance, January 1	$167,222	$217,267
Depreciation	(12,775)	(50,045)
Balance, end of period	$154,447	$167,222

Lease Liability
Balance, January 1	$167,222	$217,267
Lease interest expense	1,745	8,566
Payments	(14,520)	(58,611)
Balance, end of period	$154,447	$167,222

Short-term portion	$58,440	$58,080
Long-term portion	96,007	109,142
Total	$154,447	$167,222

Undiscounted rent payments for the next three years are as follows:

2023	43,560
2024	59,520
2025	61,020
Total	$164,100
Impact of discounting	(9,653)
Lease liability, March 31, 2023	$154,447

4. Accounts Receivable

	March 31, 2023	December 31, 2022

Accounts receivable	$11,122,850	$9,739,150
Allowances for doubtful accounts	(289,323)	(289,293)
	$10,833,527	$9,449,857

5. Inventories

	March 31, 2023	December 31, 2022

Completed goods	$3,764,498	$3,806,646
Raw materials and supplies	10,615,325	10,612,784
	$14,379,823	$14,419,430

6. Property, equipment & leaseholds

	March 31, 2023	Accumulated	March 31, 2023
	Cost	Depreciation	Net
Buildings and improvements	$8,908,989	$3,437,726	$5,471,263
Automobiles	196,255	115,979	80,276
Computer hardware	43,434	42,722	712
Office equipment	134,114	115,254	18,860
Manufacturing equipment	8,735,408	5,077,897	3,657,511
Trailer	8,864	7,693	1,171
Boat	34,400	28,682	5,718
Leasehold improvements	88,872	88,872	—
Technology	100,942	100,942	—
Land	384,027	—	384,027
	$18,635,305	$9,015,767	$9,619,538

	December 31, 2022	Accumulated	December 31, 2022
	Cost	Depreciation	Net
Buildings and improvements	$8,775,629	$3,310,920	$5,464,709
Automobiles	196,255	107,055	89,200
Computer hardware	43,432	42,663	769
Office equipment	133,280	112,782	20,498
Manufacturing equipment	8,634,063	4,891,736	3,742,327
Trailers	8,857	7,592	1,265
Boat	34,400	27,907	6,493
Leasehold improvements	88,872	88,872	—
Technology	100,860	100,860	—
Land	384,027	—	384,027
	$18,399,675	$8,690,387	$9,709,288

Amount of depreciation expense for the three months ended March 31, 2023: $302,810 (2022: $188,378) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

7. Patents

	March 31, 2023 Cost	Accumulated Amortization	March 31, 2023 Net
Patents	$195,888	$195,888	$-

	December 31, 2022 Cost	Accumulated Amortization	December 31, 2022 Net
Patents	$195,725	$195,725	$-

Amount of amortization for the period ended March 31, 2023 was $nil (2022 - $4,110) and was included in cost of sales in the consolidated statements of income and comprehensive income.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2021, 2022 and March 31, 2023	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2021, 2022 and March 31, 2023	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2021	$1,830,000
Amortization	(160,000)
Balance as of December 31, 2022	1,670,000
Amortization	(40,000)
Balance as of March 31, 2023	$1,630,000

Definite life intangible assets consist of customer relationships and software related to the acquisition of ENP Investments.

Estimated amortization expense over the next five years is as follows:

2023	$160,000
2024	160,000
2025	160,000
2026	160,000
2027	160,000

9. Long Term Deposits

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	March 31, 2023	December 31, 2022

Long term deposits	$351,287	$8,540

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2021	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, December 31, 2022 and March 31, 2023	$-

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

(c) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity. Trio is a real estate investment vehicle and the Company received 50,000 non-voting Class B shares at $10.00/share. In accordance with FASB Codification Topic 321, Investments – Equity Securities (ASC 321), the Company has elected to account for this investment at cost. See Note 18.

(d) In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2021	3,701,368
Gain in equity method investment	307,527
Return of equity	(250,000)
Balance, December 31, 2022	$3,758,895
Gain in equity method investment	69,995
Balance, March 31, 2023	$3,828,890

Summarized profit and loss information related to the equity accounted investment is as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022

Net sales	$3,447,125	$2,201,518
Gross profit	965,052	512,884
Net income	139,990	73,528

During the three months ended March 31, 2023, the Company had sales of $1,778,897 (2022 - $1,672,200) to the Florida based LLC, of which $1,470,846 is included within Accounts Receivable as at March 31, 2023 (December 31, 2022 - $2,423,285).

(e) In December 2020, the Company invested $500,000 in Lygos Inc. (“Lygos”), a privately held entity, under a Simple Agreement for Future Equity (“SAFE”) agreement. Lygos is a company developing a sustainable aspartic acid microbe strain. In 2021, the Company made a second SAFE investment of $500,000 for a total of $1,000,000. In accordance with ASC 321, the Company has elected to account for this investment at cost.

11. Short-Term Line of Credit

(a) In June 2022, ENP Investments signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at March 31, 2023 is 8.0% (December 31, 2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,600,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,400,000. As of March 31, 2023, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2023 were $3,663,504 (December 31, 2022 - $2,477,794). See Note 18.

(b) In June 2022, the Company signed a new agreement with Stock Yards to replace the credit line at Midland. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at March 31, 2023 was 8.0% (December 31, 2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2023, the Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2023 were $nil (December 31, 2022 - $340,797).

12. Long Term Debt

(a) In October 2020, NanoChem signed a loan for $1,980,947 with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the three months ended March 31, 2022 was $15,130. The balance owing at March 31, 2023 was $nil (December 31, 2022 - $nil).

(b) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the three months ended March 31, 2022 was $3,417. The balance owing at March 31, 2023 was $nil (December 31, 2022 - $nil).

(c) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the three months ended March 31, 2023 was $4,501 (2022 - $4,677). The balance owing at March 31, 2023 was $412,660 (December 31, 2022 - $415,430).

(d) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the three months ended March 31, 2023 was $19,409 (2022 - $nil). The balance owing at March 31, 2023 was $1,478,361 (December 31, 2022 - $1,632,672).

(e) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the three months ended March 31, 2023 was $30,530 (2022 - $nil). The balance owing at March 31, 2023 was $2,793,963 (December 31, 2022 - $2,813,015).

(f) In June 2022, ENP Peru Investments obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the three months ended March 31, 2023 was $3,452 (2022 - $nil). The balance owing at March 31, 2023 was $254,656 (December 31, 2022 - $256,162).

(g) In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the three months ended March 31, 2023 was $15,917 (2022 - $nil). The balance owing at March 31, 2023 was $1,036,798 (December 31, 2022 - $1,036,798).

As of March 31, 2023, Company was in compliance with all loan covenants.

Continuity	March 31, 2023	December 31, 2022
Balance, January 1	$6,154,077	$2,366,598
Plus: Proceeds from loans	-	3,230,798
Plus: Loan acquired with acquisition of ENP Peru	-	2,849,500
Less: Payments on loan	(177,639)	(2,292,819)
Balance, end of period	$5,976,438	$6,154,077

Outstanding balance	March 31, 2023	December 31, 2022
a) Long term debt – Midland States Bank	$-	$-
b) Long term debt – Midland States Bank	-	-
c) Long term debt – Stock Yards Bank & Trust	412,660	415,430
d) Long term debt – Stock Yards Bank & Trust	1,478,361	1,632,672
e) Long term debt – Stock Yards Bank & Trust	2,793,963	2,813,015
f) Long term debt – Stock Yards Bank & Trust	254,656	256,162
g) Long term debt – Stock Yards Bank & Trust	1,036,798	1,036,798
Long-term Debt	$5,976,438	$6,154,077
Less: current portion	(719,607)	(717,612)
	$5,256,831	$5,436,465

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2022 and the three-month period ended March 31, 2023:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2021	789,500	$ 1.42 – 4.13	$2.78
Granted	981,000	$ 3.55 – 3.61	$3.55
Cancelled or expired	(13,486)	$ 1.70 – 3.61	$2.32
Exercised	(71,014)	$ 1.42 – 2.44	$1.98
Balance, December 31, 2022	1,686,000	$ 1.70 – 4.13	$3.26
Exercised	(8,000)	$1.70	$1.70
Balance, March 31, 2023	1,678,000	$ 1.75 – 4.13	$3.27
Exercisable, March 31, 2023	672,000	$ 1.75 – 4.13	$2.94

The weighted average remaining contractual life of options outstanding is 3.9 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2022
Expected life – years	3.0
Interest rate	1.76 – 3.64%
Volatility	66.01 - 69.66%
Weighted average fair value of options granted	$ 1.46 – 1.65

During the three months ended March 31, 2023 and 2022, the Company did not grant any new options to consultants. Options granted in previous quarters resulted in expenses in the amount of $15,797 for consultants (2022 - $15,794). During the three months ended March 31, 2023, the Company did not grant any new options to employees (2022 – 5,000) stock options, which resulted in expenses of $nil (2022 – $1,825). Options granted in previous quarters resulted in additional expenses in the amount of $165,431 for employees during the three months ended March 31, 2023 (2022 - $36,652). There were 8,000 employee stock options exercised during the three months ended March 31, 2023 (2022 – 22,500 employee).

As of March 31, 2023, there was approximately $1,251,732 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.4 years.

The aggregate intrinsic value of vested options outstanding at March 31, 2023 is $161,430 (2022 – $578,660). The intrinsic value of options exercised during the three months ended March 31, 2023 was $11,520 (2022 - $29,360).

14. Capital Stock.

During the three months ended March 31, 2023, 8,000 shares were issued upon the exercise of employee stock options (2022 – 22,500).

During the three months ended March 31, 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the unaudited interim condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2023

15. Non-Controlling Interests

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

Balance, December 31, 2021	$2,602,843
Distribution	(689,434)
Non-controlling interest share of income	691,625
Balance, December 31, 2022	2,605,034
Non-controlling interest share of income	80,125
Balance, March 31, 2023	$2,685,159

During the three months ended March 31, 2023, the Company had sales of $1,098,948 (2022 - $1,605,736) to the party that holds 35% interest in ENP Investments, of which $4,654,000 is included within Accounts Receivable as of March 31, 2023 (December 31, 2022 – $3,634,083).

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

Three months ended March 31, 2023:

	EWCP	BCPA	Total
Revenue	$80,660	$9,776,857	$9,847,517
Interest expense	-	134,870	134,870
Depreciation and amortization	4,279	360,905	365,184
Income tax expense	915	289,822	299,777
Segment profit (loss)	(151,728)	1,116,222	964,494
Segment assets	2,858,968	50,079,080	52,938,048
Expenditures for segment assets	-	(213,060)	(213,060)

Three months ended March 31, 2022:

	EWCP	BCPA	Total
Revenue	$47,253	$10,736,027	$10,783,280
Interest expense	-	57,618	57,618
Depreciation and amortization	9,244	223,244	232,488
Income tax expense	-	712,446	712,446
Segment profit (loss)	(124,175)	1,791,711	1,667,536
Segment assets	1,879,593	43,237,198	45,116,791
Expenditures for segment assets	-	(176,684)	(176,684)

The sales generated in the United States and Canada are as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Canada	$116,680	$177,899
United States and abroad	9,730,837	10,605,381
Total	$9,847,517	$10,783,280

The Company’s long-lived assets (property, equipment, intangibles, goodwill, leaseholds, patents and right of use assets) are located in Canada and the United States as follows:

	March 31, 2023	December 31, 2022
Canada	$147,205	$150,890
United States	14,561,055	14,699,896
Total	$14,708,260	$14,850,786

Three primary customers accounted for $4,366,106 (44%) of sales during the three-month period ended March 31, 2023 (2022 - $6,235,661 or 58%).

17. Comparative Figures.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

18. Subsequent Events

In April 2023, the Company purchased a further 47,000 non-voting Class B shares at $10.00/share in Trio. The Company will continue to account for this investment at cost (see Note 10).

In April 2023, EnP Investments temporarily increased the limit on their line of credit held with Stock Yards. The increase of $500,000 is available to be used until July 2023 and carries the same interest rate as the rest of the line along with the same covenants.

In April 2023, the Company announced a special dividend of $0.05 per share to be paid on May 16, 2023 to shareholders on record on April 28, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries. The Company also develops, manufactures and markets specialty chemicals that slow the evaporation of water.

Results of Operations

The Company has three product lines.

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

Material changes in the Company’s Statement of Operations for the three months ended March 31, 2023 compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales

EWCP products	I	Increased customer orders.

TPA products	D	Decreased customer orders along with decrease in pricing.
Wages	I	Increased wages for employee retention.
Administrative salaries	I	Increased wages for employee retention.

Interest expense	I	Increased debt resulted in increased interest expense.
Office and miscellaneous	I	Increase related to maintenance costs associated with owned buildings.
Travel	I	Travel has resumed as COVID-19 has become an endemic.

Lease expense	D	Purchases of ENP Mendota and ENP Peru, the businesses we were renting from, reduced our lease expense.

Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three primary customers accounted for 44% of the Company’s sales during the three months ended March 31, 2023 (2022 - 58%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2023	2022

Company A	$1,098,948	$1,605,736
Company B	$1,778,897	$1,672,200
Company C	$1,488,260	$2,957,725

Customers with balances greater than 10% of our receivables as of March 31, 2023 and 2022 are shown below:

	March 31,
	2023		2022

Company A	$4,654,000		$3,560,534
Company B	$1,470,846		$1,419,306
Company C	$327,864	*	$1,387,463

*less than 10%

The factors that will most significantly affect future operating results will be:

●	The sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product. If tariffs are maintained or expanded and if relief is not available, some customers may experience price increases;
●	Activity in the oil and gas industry, as we sell our TPA product to oil and gas companies;
●	Drought conditions, since we also sell our TPA product to farmers; and
●	The impact of COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2023 and 2022 are shown below:

	2023	2022

Cash used by operations	$(228,229)	$(2,425,008)
Proceeds of equity investment distributions	-	7,500
Long term deposits	(342,747)	-
Acquisition of equipment	(213,060)	(176,684)
Borrowings from line of credit	844,913	2,647,726
Repayment of loans	(177,639)	(209,629)
Lease financing costs	(14,520)	(16,085)
Partnership distributions	-	(265,922)
Proceeds from sale of common stock	13,600	56,940
Changes in exchange rates	(167,239)	42,543

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2023, working capital was $21,225,694 (December 31, 2022 - $20,692,527).

We are committed to minimum rental payments for property and premises aggregating approximately $211,380 over the term of two leases, the last expiring on December 31, 2025.

Commitments for rent in the next three years are as follows:

2023	$69,000
2024	$70,440
2025	$71,940

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2023. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits.

Number	Description
3.1	Articles of Continuance (Articles of Incorporation) (1)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report.

(1)	Incorporated by reference the same exhibit filed with the Company’s March 31, 2022 10-Q report.

(2)	Incorporated by reference to Exhibit 3(ii) filed the Company’s 8-K report dated April 10, 2022.

SIGNATURES

In accordance with the requirements the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

May 15, 2023

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

