Form 10-Q
period 2023-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2023-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,435,532	August 14, 2023

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current
Cash and cash equivalents	$7,413,753	$6,115,099
Term deposits	1,010,241	700,000
Accounts receivable, net (Note 4)	7,435,050	9,449,857
Inventories (Note 5)	11,316,229	14,419,430
Prepaid expenses	868,880	310,297
Total current assets	28,044,153	30,994,683
Property, equipment and leaseholds, net (Note 6)	12,821,907	9,709,288
Right of use assets (Note 3)	141,535	167,222
Intangible assets (Note 8)	2,360,000	2,440,000
Long term deposits (Note 9)	370,156	8,540
Investments (Note 10)	6,255,598	5,458,895
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	274,289	274,289
Total Assets	$52,801,913	$51,587,192

Liabilities
Current
Accounts payable	$1,633,623	$873,904
Accrued liabilities	734,609	959,856
Deferred revenue	35,406	387,763
Income taxes payable	4,891,927	4,486,350
Short term line of credit (Note 11)	-	2,818,591
Current portion of lease liability (Note 3)	58,800	58,080
Current portion of long term debt (Note 12)	738,916	717,612
Total current liabilities	8,093,281	10,302,156
Lease liability (Note 3)	82,735	109,142
Deferred income tax liability	500,459	500,459
Long term debt (Note 12)	7,302,188	5,436,465
Total Liabilities	$15,978,663	16,348,222

Stockholders’ Equity
Capital stock (Note 14)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,435,532 (December 31, 2022: 12,426,260) common shares	12,436	12,426

Capital in excess of par value	17,903,461	17,523,345
Other comprehensive loss	(746,393)	(805,799)
Accumulated earnings	16,971,421	15,903,964
Total stockholders’ equity – controlling interest	34,140,925	32,633,936
Non-controlling interests (Note 15)	2,682,325	2,605,034
Total Stockholders’ Equity	36,823,250	35,238,970
Total Liabilities and Stockholders’ Equity	$52,801,913	$51,587,192

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2023	2022
Sales	$10,331,291	$11,165,143
Cost of sales	7,292,438	7,303,537
Gross profit	3,038,853	3,861,606

Operating Expenses
Wages	787,621	679,289
Administrative salaries and benefits	394,305	227,026
Insurance	228,445	137,325
Interest expense	115,498	52,139
Professional fees	79,532	415,322
Office and miscellaneous	74,944	123,342
Consulting	69,253	86,417
Travel	64,612	47,718
Advertising and promotion	62,011	52,176
Investor relations and transfer agent fee	32,993	28,780
Lease expense	27,645	51,614
Research	15,833	26,561
Currency exchange	13,925	99
Telecommunications	10,432	11,103
Utilities	5,487	7,566
Shipping	5,100	8,907
Commissions	-	57,506
Total operating expenses	1,987,636	2,012,890

Operating income	1,051,217	1,848,716

Gain on acquisition of ENP Peru	-	335,051
Gain on investment	256,708	177,552
Interest income	41,174	10,053
Income before income tax	1,349,099	2,371,372

Income taxes

Income tax expense	(354,372)	(542,802)
Net income for the period including non-controlling interests	994,727	1,828,570
Less: Net income attributable to non-controlling interests	(184,862)	(166,115)
Net income attributable to controlling interest	$809,865	$1,662,455
Income per share (basic)	$0.07	$0.13
Income per share (diluted)	0.06	0.13

Weighted average number of common shares (basic)	12,435,532	12,384,131
Weighted average number of common shares (diluted)	12,519,930	12,478,751
Other comprehensive income (loss):
Net income	994,727	1,828,570
Unrealized gain (loss) on foreign currency translations	226,645	(1,907)
Total comprehensive income	$1,221,372	$1,826,663
Comprehensive income – non-controlling interest	(184,862)	(166,115)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,036,510	$1,660,548

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2023	2022
Sales	$20,178,808	$21,948,423
Cost of sales	14,054,963	14,274,916
Gross profit	6,123,845	7,673,507

Operating Expenses
Wages	1,459,313	1,302,792
Administrative salaries and benefits	787,319	460,611
Insurance	429,975	322,685
Interest expense	250,368	109,757
Office and miscellaneous	173,790	159,312
Professional fees	142,299	465,903
Consulting	132,230	162,691
Travel	126,264	92,526
Investor relations and transfer agent fee	122,885	65,877
Advertising and promotion	110,409	92,205
Lease expense	52,940	93,839
Research	37,335	44,257
Telecommunications	23,010	20,559
Currency exchange	16,501	11,632
Utilities	12,974	15,184
Shipping	9,766	12,901
Commissions	2,985	60,930
Total operating expenses	3,890,363	3,493,661

Operating income	2,233,482	4,179,846
Gain on acquisition of ENP Peru	-	335,051
Gain on investment	326,703	214,316
Interest income	53,185	32,141
Income before income tax	2,613,370	4,761,354

Income taxes
Income tax expense	(654,149)	(1,255,248)
Net income for the period including non-controlling interests	1,959,221	3,506,106
Less: Net income attributable to non-controlling interests	(264,987)	(310,592)
Net income attributable to controlling interest	$1,694,234	$3,195,514
Income per share (basic and diluted)	$0.14	$0.26
Weighted average number of common shares (basic)	12,434,230	12,372,785
Weighted average number of common shares (diluted)	12,498,945	12,511,400
Other comprehensive income:
Net income	$1,959,221	$3,506,106
Unrealized gain (loss) on foreign currency translations	59,406	40,636
Total comprehensive income	$2,018,627	$3,546,742
Comprehensive income – non-controlling interest	(264,987)	(310,592)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,753,640	$3,236,150

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2023	2022

Operating activities
Net income for the period including non-controlling interest	$1,959,221	$3,506,106
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	366,526	109,465
Depreciation and amortization	751,574	472,278
Lease right of use amortization	25,687	25,583
Lease right of use financing	3,353	4,678
Gain on investment	(326,703)	(214,316)
Gain on acquisition of ENP Peru	-	(335,051)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	2,014,807	466,252
(Increase) Decrease in inventories	3,646,494	(5,683,515)
(Increase) Decrease in prepaid expenses	(558,583)	(119,892)
Increase (Decrease) in accounts payable and accrued liabilities	(8,821)	1,416,460
Increase (Decrease) in taxes payable	405,577	1,255,248
Increase (Decrease) deferred revenue	(352,357)	(110,760)

Cash provided by operating activities	7,926,775	792,536

Investing activities
Non-controlling interest of 317 Mendota	200,000	-
Acquisition of ENP Peru	-	(499,329)
Additional investment in Trio	(470,000)	-
Proceeds of equity method investment distributions	-	108,750
Deposits on purchases of equipment	(361,616)	-
Net purchase of property, equipment and leaseholds	(3,784,193)	(422,067)

Cash (used in) investing activities	(4,415,809)	(812,646)

Financing activities
Repayment of short term line of credit	(2,818,591)	(1,151,165)
Repayment of long term debt	(361,265)	(1,945,865)
Proceeds from loans	2,248,292	2,194,000
Dividends paid	(626,777)	-
Lease financing costs	(29,040)	(30,261)
Distributions to non-controlling interest	(387,696)	(382,856)
Proceeds of issuance of common stock	13,600	74,020

Cash (used in) financing activities	(1,961,477)	(1,242,127)

Effect of exchange rate changes on cash	59,406	40,636

Inflow (outflow) of cash	1,608,895	(1,221,601)
Cash and cash equivalents, beginning	6,815,099	6,735,574

Cash and cash equivalents, ending	$8,423,994	$5,513,973

Cash and cash equivalents are comprised of:
Cash and cash equivalents	$7,413,753	$4,488,626
Term deposits	1,010,241	1,025,347
	8,423,994	5,513,973

Supplemental disclosure of cash flow information:
Income taxes paid	$248,572	$-
Interest paid	$250,368	$109,457
Inventory additions in accounts payable	$250,110	580,034

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2022	12,426,260	$12,426	$17,523,345	$15,903,964	$(805,799)	$32,633,936	$2,605,034	$35,238,970
Translation adjustment	—	—	—	—	(167,239)	(167,239)	—	(167,239)
Net income	—	—	—	884,369	—	884,369	80,125	964,494
Common stock issued	9,272	10	13,590	—	—	13,600	—	13,600
Stock-based compensation	—	—	185,298	—	—	185,298	—	185,298

Balance March 31, 2023	12,435,532	$12,436	$17,722,233	$16,788,333	$(973,038)	$33,549,964	$2,685,159	$36,235,123
Translation adjustment	—	—	—	—	226,645	226,645	—	226,645
Net income	—	—	—	809,865	—	809,865	184,862	994,727
Dividends paid	—	—	—	(626,777)	—	(626,777)	—	(626,777)
Non-controlling interest of 317 Mendota LLC	—	—	—	—	—	—	200,000	200,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(387,696)	(387,696)
Stock-based compensation	—	—	181,228	—	—	181,228	—	181,228
Balance June 30, 2023	12,435,532	$12,436	$17,903,461	$16,971,421	$(746,393)	$34,140,925	$2,682,325	$36,823,250

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

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2023

(U.S. Dollars)

1. BASIS OF PRESENTATION.

These interim condensed consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 100% controlling interest in 317 Mendota LLC, and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

In 2022, NanoChem purchased an additional 50% in ENP Peru, increasing its share to 50%. ENP Investments owns the remaining 8.33%, of which the Company has a 100% interest. In 2023, NanoChem purchased the remaining nil% of shares to become sole owner. ENP Peru was previously accounted for under the equity method however, it is now consolidated into the financial statements from the date control was obtained.

In June 2023, the Company purchased an 80% interest in 317 Mendota LLC, a newly incorporated company established to purchase a large manufacturing building. ENP Investments will occupy part of this building, freeing up more space in the building owned by ENP Peru for NanoChem. The Company intends to rent the remainder of space to suitable tenants. The remaining 20% interest is held by unrelated parties.

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

(b) Term Deposits.

The deposits maintained by the Company with banks comprises term deposits. The Company has two term deposits, the first for $700,000 that matures in 2023 and pays interest at a rate of 8.25%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The second term deposit for $300,000 pays 1.3% interest, matures in 2023 and can be withdrawn by the Company at any point without prior notice or penalty on the principal.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2023 - $286,290; 2022 - $231,106). Shipping and handling costs incurred are included in cost of goods sold (2023 - $542,321; 2022 - $580,697).

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2023 and 2022.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Legal fees associated with loss contingencies are expensed as incurred. The Company is not aware of any contingencies at the date of these consolidated financial statements.

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

In accordance with FASB Codification Topic 740, Income taxes (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2023, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $10,681,892 (53%) for the six months ended June 30, 2023 (2022 - $11,597,726 or 53%) and $5,172,025 (50%) for the three months ended June 30, 2023 (2022 - $5,889,266 or 53%). Accounts receivable for the Company’s three primary customers for the six months ended June 30, 2023 totaled $3,277,945 or 44% (2022 - $2,409,089 or 36%). Accounts receivable for the Company’s three primary customers for the three months ended June 30, 2023 totaled $4,172,657 or 56% (2022 - $2,409,089 or 36%; December 31, 2022 - $6,124,424 or 65%).

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other, (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed at December 31, 2022. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or six months ended June 30, 2023.

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

3. LEASES.

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

The table below summarizes the right-of-use asset and lease liability for the six months ended June 30, 2023 and the year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Right of Use Assets
Balance, January 1	$167,222	$217,267
Depreciation	(25,687)	(50,045)
Balance, end of period	$141,535	$167,222

Lease Liability
Balance, January 1	$167,222	$217,267
Lease interest expense	3,353	8,566
Payments	(29,040)	(58,611)
Balance, end of period	$141,535	$167,222

Short-term portion	$58,800	$58,080
Long-term portion	82,735	109,142
Total	$141,535	$167,222

Undiscounted rent payments for the next three years are as follows:

2023	29,040
2024	59,520
2025	61,020
Total	$149,580
Impact of discounting	(8,045)
Lease liability, June 30, 2023	$141,535

4. ACCOUNTS RECEIVABLE.

	June 30, 2023	December 31, 2022

Accounts receivable	$7,725,203	$9,739,150
Allowances for doubtful accounts	(290,153)	(289,293)
	$7,435,050	$9,449,857

5. INVENTORIES.

	June 30, 2023	December 31, 2022

Completed goods	$3,280,008	$3,806,646
Raw materials and supplies	8,036,221	10,612,784
	$11,316,229	$14,419,430

6. PROPERTY, EQUIPMENT & LEASEHOLDS.

	June 30, 2023	Accumulated	June 30, 2023
	Cost	Depreciation	Net
Buildings and improvements	$12,065,617	$3,572,013	$8,493,604
Automobiles	196,255	124,924	71,331
Computer hardware	43,490	42,826	664
Office equipment	134,233	117,826	16,407
Manufacturing equipment	9,074,006	5,281,191	3,792,815
Trailer	9,061	7,961	1,100
Boat	34,400	29,006	5,394
Leasehold improvements	88,872	88,872	—
Technology	103,182	103,182	—
Land	440,592	—	440,592
	$22,189,708	$9,367,801	$12,821,907

	December 31, 2022	Accumulated	December 31, 2022
	Cost	Depreciation	Net
Buildings and improvements	$8,775,629	$3,310,920	$5,464,709
Automobiles	196,255	107,055	89,200
Computer hardware	43,432	42,663	769
Office equipment	133,280	112,782	20,498
Manufacturing equipment	8,634,063	4,891,736	3,742,327
Trailers	8,857	7,592	1,265
Boat	34,400	27,907	6,493
Leasehold improvements	88,872	88,872	—
Technology	100,860	100,860	—
Land	384,027	—	384,027
	$18,399,675	$8,690,387	$9,709,288

Amount of depreciation expense for the six months ended June 30, 2023 was $671,574 (2022: $384,058) and is included in cost of sales in the unaudited condensed interim consolidated statements of operations and comprehensive income.

7. PATENTS.

	June 30, 2023 Cost	Accumulated Amortization	June 30, 2023 Net
Patents	$200,232	$200,232	$-

	December 31,2022 Cost	Accumulated Amortization	December 31,2022 Net
Patents	$195,725	$195,725	$-

Amount of amortization for the period ended June 30, 2023 was $nil (2022 - $4,110) and was included in cost of sales in the unaudited condensed interim consolidated statements of income and comprehensive income.

8. GOODWILL AND INDEFINITE LIVED INTANGIBLE ASSETS.

Goodwill
Balance as of December 31, 2021, 2022 and June 30, 2023	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2021, 2022 and June 30, 2023	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2021	$1,830,000
Amortization	(160,000)
Balance as of December 31, 2022	1,670,000
Amortization	(80,000)
Balance as of June 30, 2023	$1,590,000

Definite life intangible assets consist of customer relationships and software related to the acquisition of ENP Investments.

Estimated amortization expense over the next five years is as follows:

2023	$160,000
2024	160,000
2025	160,000
2026	160,000
2027	160,000

9. LONG TERM DEPOSITS.

The Company has reclassified certain security deposits to better reflect their long term nature. Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	June 30, 2023	December 31, 2022

Long term deposits	$370,156	$8,540

10. INVESTMENTS.

(a) The Company previously held a 50% ownership interest in ENP Peru, split between NanoChem (41.67%) and ENP Investments (8.33%), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. In June 2022, NanoChem acquired an additional 50% ownership interest at a cost of $506,659 paid through a new $259,000 mortgage and cash on hand. The 35% non-controlling interest of the 8.33% owned by ENP Investments is included in non-controlling interest in these consolidated financial statements. The Company’s investment in ENP Peru was previously accounted for using the equity method, however, it is now consolidated into the consolidated financial statements from the date control was obtained. In June 2023, NanoChem purchased the remaining 8.33% of ENP Peru from ENP Investments to become full owner.

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2021	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, December 31, 2022 and June 30, 2023	$-

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

(c) In December 2018 the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity and a further $470,000 was invested in April 2023. Trio is a real estate investment vehicle and the Company received 97,000 non-voting Class B shares at $10.00/share. In accordance with FASB Codification Topic 321, Investments – Equity Securities (ASC 321), the Company has elected to account for this investment at cost.

(d) In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2021	3,701,368
Gain in equity method investment	307,527
Return of equity	(250,000)
Balance, December 31, 2022	$3,758,895
Gain in equity method investment	326,703
Balance, June 30, 2023	$4,085,598

Summarized profit and loss information related to the equity accounted investment is as follows:

	Six months ended June 30, 2023	Six months ended June 30, 2022

Net sales	$8,231,298	$4,987,836
Gross profit	2,435,858	1,850,172
Net income	653,407	766,167

During the six months ended June 30, 2023, the Company had sales of $5,091,764 (2022 - $5,450,698) to the Florida Based LLC, of which $2,851,981 is included within accounts receivable as at June 30, 2023 (December 31, 2022 - $2,423,285).

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

11. SHORT-TERM LINE OF CREDIT.

(a) In June 2023, ENP Investments signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”). Increasing the limit by $500,000, the revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at June 30, 2023 is 8.25% (December 31, 2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,925,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,575,000. As of June 30, 2023, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2023 were $nil (December 31, 2022 - $2,477,794).

(b) In June 2023, the Company signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at June 30, 2023 was 8.25% (December 31, 2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2023, the Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2023 were $nil (December 31, 2022 - $340,797).

12. LONG TERM DEBT.

(a) In October 2020, NanoChem signed a loan for $1,980,947 with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the three months ended March 31, 2022 was $15,130. The balance owing at June 30, 2023 was $nil (December 31, 2022 - $nil).

(b) In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the three months ended March 31, 2022 was $3,417. The balance owing at June 30, 2023 was $nil (December 31, 2022 - $nil).

(c) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the six months ended June 30, 2023 was $8,975 (2022 - $4,635). The balance owing at June 30, 2023 was $404,925 (December 31, 2022 - $415,430).

(d) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the six months ended June 30, 2023 was $37,280 (2022 - $nil). The balance owing at June 30, 2023 was $1,322,511 (December 31, 2022 - $1,632,672).

(e) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the six months ended June 30, 2023 was $61,251 (2022 - $nil). The balance owing at June 30, 2023 was $2,775,372 (December 31, 2022 - $2,813,015).

(f) In June 2022, ENP Peru obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the six months ended June 30, 2023 was $6,960 (2022 - $nil). The balance owing at June 30, 2023 was $253,206 (December 31, 2022 - $256,162).

(g) In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the six months ended June 30, 2023 was $33,139 (2022 - $nil). The balance owing at June 30, 2023 was $1,036,798 (December 31, 2022 - $1,036,798).

(h) In June 2023, 317 Mendota signed a five year loan for up to $3,240,000 with Stock Yards Bank to purchase the building and any necessary renovations. Interest only payments are required for the first 12 months with interest and principal being paid the remaining four years and a lump sum due in June 2028. Interest expense for the six months ended June 30, 2023 was $nil (2022 - $nil). The balance owing at June 30, 2023 was $2,248,292 (December 31, 2022 - $nil).

As of June 30, 2023, Company was in compliance with all loan covenants.

Continuity	June 30, 2023	December 31, 2022
Balance, January 1	$6,154,077	$2,366,598

Plus: Proceeds from loans	2,248,292	3,230,798
Plus: Loan acquired with acquisition of ENP Peru	-	2,849,500
Less: Payments on loan	(361,265)	(2,292,819)
Balance, end of period	$8,041,104	$6,154,077

Outstanding balance	June 30, 2023	December 31, 2022
a) Long term debt – Midland States Bank	$-	$-
b) Long term debt – Midland States Bank	-	-
c) Long term debt – Stock Yards Bank & Trust	404,925	415,430
d) Long term debt – Stock Yards Bank & Trust	1,322,511	1,632,672
e) Long term debt – Stock Yards Bank & Trust	2,775,372	2,813,015
f) Long term debt – Stock Yards Bank & Trust	253,206	256,162
g) Long term debt – Stock Yards Bank & Trust	1,036,798	1,036,798
h) Long term debt – Stock Yards Bank & Trust	2,248,292
Long-term Debt	$8,041,104	$6,154,077
Less: current portion	(738,916)	(717,612)
	$7,302,188	$5,436,465

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2022 and the six month period ended June 30, 2023:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Granted	981,000	$3.55 – 3.61	$3.55
Cancelled or expired	(13,486)	$1.70 – 3.61	$2.32
Exercised	(71,014)	$1.42 – 2.44	$1.98
Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.27
Exercised	(8,000)	$1.70	$1.70
Balance, June 30, 2023	1,678,000	$1.75 – 4.13	$3.27
Exercisable, June 30, 2023	672,000	$1.75 – 4.13	$2.94

The weighted average remaining contractual life of options outstanding is 3.4 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2022
Expected life – years	3.0
Interest rate	1.76 – 3.64%
Volatility	66.01 - 69.66%
Weighted average fair value of options granted	$1.46 – 1.65

During the six months ended June 30, 2023 and 2022, the Company did not grant any new options to consultants or employees. Options granted in previous quarters resulted in expenses in the amount of $330,862 for consultants (2022 - $31,587) and in the amount of $31,594 for employees during the six months ended June 30, 2023 (2022 - $74,228). There were 8,000 employee and nil consultant stock options exercised during the six months ended June 30, 2023 (2022 – 29,500 employee; nil consultant).

As of June 30, 2023, there was approximately $1,070,505 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.2 years.

The aggregate intrinsic value of vested options outstanding at June 30, 2023 is $nil (2022 – $nil).

14. CAPITAL STOCK.

During the six months ended June 30, 2023, 8,000 shares were issued upon the exercise of employee stock options (2022 – 29,500).

During the six months ended June 30 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the unaudited interim condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2023

In six months ended June 30, 2023, the Company announced a special dividend of $0.05 per share that was paid on May 16, 2023 to shareholders.

15. NON-CONTROLLING INTERESTS

(a) ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $2,894,214.

Balance, December 31, 2021	$2,602,843
Distribution	(689,434)
Non-controlling interest share of income	691,625
Balance, December 31, 2022	2,605,034
Distribution	(387,696)
Non-controlling interest share of income	264,987
Balance, June 30, 2023	$2,482,325

During the six months ended June 30, 2023, the Company had sales of $2,203,761 (2022 - $2,760,661) to the party that holds 35% interest in ENP Investments, of which $359,435 is included within Accounts Receivable as of June 30, 2023 (December 31, 2022 – $3,634,083).

(b) 317 Mendota is a limited liability corporation (“LLC”) that owns real estate that the Company intends to occupy part of while renting out the excess. The Company owns a 80% interest in 317 Mendota and an unrelated party (“NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building.

Balance, December 31, 2022	$-
Acquisition	200,000
Balance, June 30, 2023	$200,000

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

Three months ended June 30, 2023:

	EWCP	TPA	Total
Revenue	$220,602	$10,100,689	$10,331,291
Interest expense	-	115,498	115,498
Depreciation and amortization	4,440	381,951	386,390
Income tax expense	11,657	342,715	354,372
Segment profit (loss)	(41,262)	851,127	809,865
Segment assets	3,257,019	49,544,894	52,801,913
Expenditures for segment assets	-	(3,571,133)	(3,571,133)

Three months ended June 30, 2022:

	EWCP	TPA	Total
Revenue	$189,569	$10,975,574	$11,165,143
Interest expense	-	52,139	52,139
Depreciation and amortization	9,202	230,588	239,790
Income tax expense	11,306	531,496	542,802
Segment profit (loss)	(84,564)	1,747,019	1,662,455
Segment assets	2,386,338	45,168,719	47,555,057
Expenditures for segment assets	-	(245,383)	(245,383)

Six months ended June 30, 2023:

	EWCP	TPA	Total
Revenue	$301,262	$19,877,546	$20,178,808
Interest expense	-	250,368	250,368
Depreciation and amortization	8,719	742,855	751,574
Income tax expense	12,571	641,578	654,149
Segment profit (loss)	(192,990)	1,887,224	1,694,234
Segment assets	3,257,019	49,544,894	52,801,913
Expenditures for segment assets	-	(3,784,193)	(3,784,193)

Six months ended June 30, 2022:

	EWCP	TPA	Total
Revenue	$236,822	$21,711,601	$21,948,423
Interest expense	-	109,757	109,757
Depreciation and amortization	18,446	453,832	472,278
Income tax expense	11,306	1,243,942	1,255,248
Segment profit (loss)	(208,737)	3,404,251	3,195,514
Segment assets	2,386,338	45,168,719	47,555,057
Expenditures for segment assets	-	(422,067)	(422,067)

The sales generated in the United States and Canada are as follows:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Canada	$313,058	$279,517
United States and abroad	19,865,750	21,668,906
Total	$20,178,808	$21,948,423

The Company’s long-lived assets (property, equipment, leaseholds, intangibles, goodwill and right of use assets) are located in Canada and the United States as follows:

	June 30, 2023	December 31, 2022
Canada	$151,300	$150,890
United States	17,706,417	14,699,896
Total	$17,857,717	$14,850,786

Three primary customers accounted for $10,681,892 (53%) of sales during the six month period ended June 30, 2023 (2022 - $11,597,726 or 53%).

17. COMPARATIVE FIGURES.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

18. SUBSEQUENT EVENTS.

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

Material changes in the Company’s Statement of Operations for the six and three months ended June 30, 2023 compared to the same period in the prior year are discussed below:

Six Months ended June 30, 2023

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	D	Decreased customer orders along with decrease in pricing.

Wages	I	Increased wages for employee retention.

Administrative salaries	I	Increased wages for employee retention.

Insurance	I	Increase in assets and in sales resulted in higher insurance costs.

Interest expense	I	Increased debt resulted in increased interest expense.

Professional fees	D	Decreased due to one time costs associated with the planned merger with Lygos in 2022.

Travel	I	Travel has resumed as COVID-19 has become an endemic.

Investor relations and transfer agent fees	I	Increased due to higher stock transactions and costs associated with the dividend payment.

Lease expense	D	Purchases of ENP Mendota and ENP Peru, the businesses we were renting from, reduced our lease expense.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended June 30, 2023

Item	Increase (I) or Decrease (D)	Reason

Sales

EWCP products	I	Increased customer orders.

TPA products	D	Decreased customer orders along with decrease in pricing.

Wages	I	Increased wages for employee retention.

Administrative salaries	I	Increased wages for employee retention.

Insurance	I	Increase in assets and in sales resulted in higher insurance costs.

Interest expense	I	Increased debt resulted in increased interest expense.

Professional fees	D	Decreased due to one time costs associated with the planned merger with Lygos in 2022.

Office and miscellaneous	D	Decreased due to one-time charges associated with moving loans from Midland States Bank to Stock Yards Bank & Trust from 2022.

Travel	I	Travel has resumed as COVID-19 has become an endemic.

Lease expense	D	Purchases of ENP Mendota and ENP Peru, the businesses we were renting from, reduced our lease expense.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounted for 50% of our sales during the three months ended June 30, 2023 (2022 –53%) and 53% of our sales during the six months ended June 30, 2023 (2022 – 53%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three months ended June 30,				Six months ended June 30,
Customer	2023		2022		2023		2022

Company A	$1,104,813		$1,154,925		$2,203,761		$2,760,661
Company B	$3,312,866		$3,788,498		$5,091,764		$5,450,698
Company C	$754,346		$788,346	*	$1,980,533		$1,382,219	*
Company D	$203,630	*	$428,639	*	$1,691,890	*	$3,386,367
Company E	$725,347	*	$955,843		$1,450,643	*	$1,145,467	*
*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of June 30, 2023 and 2022 are shown below:

	June 30,
	2023		2022

Company B	$2,851,981		$2,091,753
Company C	$961,241		$476,098	*
Company E	$259,651	*	$973,712
Company F	$811,861		$294,393	*
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	the impact of the COVID-19 virus.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2023 and 2022 are shown below:

	2023	2022

Cash provided by operations	7,926,775	792,536
Non-controlling interest of 317 Mendota	200,000	-
Additional investment in Trio	(470,000)	-
Acquisition of ENP Peru	-	(499,329)
Proceeds of equity investment distributions	-	108,750
Deposits on purchase of equipment	(361,616)	-
Purchase of equipment	(3,784,193)	(422,067)
Repayments of short term line of credit	(2,818,591)	(1,151,165)
Repayments of long term debt	(361,265)	(1,945,865)
Proceeds of long term debt	2,248,292	2,194,000
Dividends paid	(626,777)	-
Lease financing costs	(29,040)	(30,261)
Distributions to non-controlling interest	(387,696)	(382,856)
Proceeds from issuance of common stock	13,600	74,020
Changes in exchange rates	59,406	40,636

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2023, working capital was $19,950,872 (December 31, 2022 - $20,692,527).

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2023. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2023

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

