Form 10-Q
period 2023-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2023-11-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,435,532	November 14, 2023

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION		3

Item 1.	Financial Statements.		3

	(a)	Unaudited Condensed Interim Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.	3

	(b)	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2023 and 2022.	4

	(c)	Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended September 30, 2023 and 2022.	5

	(d)	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022.	6

	(e)	Unaudited Condensed Interim Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022.	7

	(e)	Notes to Unaudited Condensed Interim Consolidated Financial Statements for the Period Ended September 30, 2023.	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.		26

Item 4.	Controls and Procedures.		29

PART II.	OTHER INFORMATION		30

Item 6.	Exhibits.		30

SIGNATURES			31

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Increases in interest rates or our cost of borrowing or a default under any material debt agreement;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	Loss of customers or sales weakness;

●	Inability to achieve future sales levels or other operating results;

●	The unavailability of funds for capital expenditures;

●	Operational inefficiencies in distribution or other systems; and

●	New tariffs relating to raw materials imported from China.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current
Cash and cash equivalents	$8,943,972	$6,115,099
Term deposits	1,010,241	700,000
Accounts receivable, net (Note 4)	6,914,321	9,449,857
Inventories (Note 5)	9,440,152	14,419,430
Prepaid expenses	1,940,601	310,297
Total current assets	28,249,287	30,994,683
Property, equipment and leaseholds, net (Note 6)	12,940,325	9,709,288
Right of use assets (Note 3)	128,484	167,222
Intangible assets (Note 8)	2,320,000	2,440,000
Long term deposits (Note 9)	396,154	8,540
Investments (Note 10)	6,251,818	5,458,895
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset	274,289	274,289
Total Assets	$53,094,632	$51,587,192

Liabilities
Current
Accounts payable	$2,048,419	$873,904
Accrued liabilities	811,180	959,856
Deferred revenue	18,220	387,763
Income taxes payable	5,240,892	4,486,350
Short term line of credit (Note 11)	-	2,818,591
Current portion of lease liability (Note 3)	59,160	58,080
Current portion of long term debt (Note 12)	830,760	717,612
Total current liabilities	9,008,631	10,302,156
Lease liability (Note 3)	69,324	109,142
Deferred income tax liability	500,459	500,459
Long term debt (Note 12)	7,029,461	5,436,465
Total Liabilities	16,607,875	16,348,222

Stockholders’ Equity
Capital stock (Note 14)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,435,532 (December 31, 2022: 12,426,260) common shares	12,436	12,426

Capital in excess of par value	18,079,409	17,523,345
Other comprehensive loss	(605,465)	(805,799)
Accumulated earnings	16,253,260	15,903,964
Total stockholders’ equity – controlling interest	33,739,640	32,633,936
Non-controlling interests (Note 15)	2,747,117	2,605,034
Total Stockholders’ Equity	36,486,757	35,238,970
Total Liabilities and Stockholders’ Equity	$53,094,632	$51,587,192

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2023	2022
Sales	$8,720,621	$11,685,107
Cost of sales	7,248,266	8,502,551
Gross profit	1,472,355	3,182,556

Operating Expenses
Wages	545,255	587,935
Administrative salaries and benefits	392,051	220,406
Insurance	218,723	185,371
Office and miscellaneous	181,349	111,832
Interest expense	119,599	80,609
Professional fees	97,057	131,602
Travel	60,796	27,659
Consulting	57,941	85,477
Research	52,834	19,088
Advertising and promotion	50,909	32,705
Lease expense	28,775	30,284
Investor relations and transfer agent fee	26,626	34,440
Telecommunications	15,640	10,879
Utilities	12,249	5,451
Shipping	6,032	6,042
Currency exchange	(6,808)	(20,983)
Commissions	-	529
Total operating expenses	1,859,028	1,549,326

Operating income (loss)	(386,673)	1,633,230

Gain (loss) on investment	97,254	(451)
Interest income	5,380	37,213
Income (loss) before income tax	(284,039)	1,669,992

Income taxes
Income tax expense	(219,712)	(349,181)
Net income (loss) for the period including non-controlling interests	(503,751)	1,320,811
Less: Net income attributable to non-controlling interests	(214,410)	(212,680)
Net income (loss) attributable to controlling interest	$(718,161)	$1,108,131
Income (loss) per share (basic and diluted)	$(0.06)	$0.09

Weighted average number of common shares (basic)	12,435,532	12,384,746
Weighted average number of common shares (diluted)	12,496,748	12,417,026
Other comprehensive income (loss):
Net income (loss)	(503,751)	1,320,811
Unrealized income (loss) on foreign currency translations	140,928	(70,167)
Total comprehensive income (loss)	$(362,823)	$1,250,644
Comprehensive income – non-controlling interest	(214,410)	(212,680)
Comprehensive income (loss) attributable to Flexible Solutions International Inc.	$(577,233)	$1,037,964

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2023	2022
Sales	$28,899,429	$33,633,530
Cost of sales	21,303,229	22,777,467
Gross profit	7,596,200	10,856,063

Operating Expenses
Wages	2,004,568	1,890,727
Administrative salaries and benefits	1,179,370	681,017
Insurance	648,698	508,056
Interest expense	369,967	190,366
Office and miscellaneous	355,139	271,144
Professional fees	239,356	597,505
Consulting	190,171	248,168
Travel	187,060	120,185
Advertising and promotion	161,318	124,910
Investor relations and transfer agent fee	149,511	100,317
Research	90,169	63,345
Lease expense	81,715	124,123
Telecommunications	38,650	31,438
Utilities	25,223	20,635
Shipping	15,798	18,943
Currency exchange	9,693	(9,351)
Commissions	2,985	61,459
Total operating expenses	5,749,391	5,042,987

Operating income	1,846,809	5,813,076
Gain on acquisition of ENP Peru	-	335,051
Gain on investment	423,957	213,865
Interest income	58,565	69,354
Income before income tax	2,329,331	6,431,346

Income taxes
Income tax expense	(873,861)	(1,604,429)
Net income for the period including non-controlling interests	1,455,470	4,826,917
Less: Net income attributable to non-controlling interests	(479,397)	(523,272)
Net income attributable to controlling interest	$976,073	$4,303,645
Income per share (basic)	$0.08	$0.35
Income per share (diluted)	$0.08	$0.34
Weighted average number of common shares (basic)	12,434,669	12,376,818
Weighted average number of common shares (diluted)	12,517,064	12,479,769
Other comprehensive income:
Net income	1,455,470	4,826,917
Unrealized gain (loss) on foreign currency translations	200,334	(29,531)
Total comprehensive income	$1,655,804	$4,797,386
Comprehensive income – non-controlling interest	(479,397)	(523,272)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,176,407	$4,274,114

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2023	2022

Operating activities
Net income for the period including non-controlling interests	$1,455,470	$4,826,917
Adjustments to reconcile net income to net cash:
Stock based compensation	542,474	164,659
Depreciation and amortization	1,215,171	811,877
Lease right of use depreciation	38,738	37,748
Lease right of use financing	4,822	6,687
Gain on investment	(423,957)	(213,865)
Gain on ENP Peru	-	(335,051)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	2,535,536	(2,638,030)
(Increase) decrease in inventory	4,520,141	(4,780,381)
Increase in prepaid expenses	(1,630,304)	(50,749)
Increase (decrease) in accounts payable and accrued liabilities	1,484,976	(22,484)
Increase in income taxes payable	754,542	1,604,429
Increase (decrease) in deferred revenue	(369,543)	(70,295)

Cash provided by (used in) operating activities	10,128,066	(658,538)

Investing activities
Non-controlling interest of 317 Mendota	200,000	-
Long term deposits	(387,614)	-
Additional investment in Trio	(470,000)	-
Proceeds of equity investment	101,034	108,750
Net purchase of property, equipment and leaseholds	(4,326,208)	(647,232)
Acquisition of ENP Peru	-	(499,329)

Cash used in investing activities	(4,882,788)	(1,037,811)

Financing activities
Repayment of short term line of credit	(2,818,591)	(276,079)
Repayment of long term debt	(542,148)	(2,117,928)
Loan proceeds received	2,248,292	2,194,000
Dividends paid	(626,777)	-
Lease payments	(43,560)	(44,435)
Distributions to non-controlling interests	(537,314)	(499,789)
Proceeds from issuance of common stock	13,600	74,020

Cash used in financing activities	(2,306,498)	(670,211)

Effect of exchange rate changes on cash	200,334	(29,531)

Inflow (outflow) of cash	3,139,114	(2,396,091)
Cash and cash equivalents, beginning	6,815,099	6,735,574

Cash and cash equivalents, ending	$9,954,213	$4,339,483

Cash and cash equivalents consists of:
Cash	$8,943,972	$4,339,483
Term Deposits	1,010,241	-
	$9,954,213	$4,339,483

Supplemental disclosure of cash flow information:
Income taxes paid	$119,319	$-
Interest paid	$369,967	$190,366
Inventory additions in accounts payable	$1,252,540	$422,340

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements –

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2022	12,426,260	$12,426	$17,523,345	$15,903,964	$(805,799)	$32,633,936	$2,605,034	$35,238,970
Translation adjustment	—	—	—	—	(167,239)	(167,239)	—	(167,239)
Net income	—	—	—	884,369	—	884,369	80,125	964,494
Common stock issued	9,272	10	13,590	—	—	13,600	—	13,600
Stock-based compensation	—	—	185,298	—	—	185,298	—	185,298

Balance March 31, 2023	12,435,532	$12,436	$17,722,233	$16,788,333	$(973,038)	$33,549,964	$2,685,159	$36,235,123
Translation adjustment	—	—	—	—	226,645	226,645	—	226,645
Net income	—	—	—	809,865	—	809,865	184,862	994,727
Dividends paid	—	—	—	(626,777)	—	(626,777)	—	(626,777)
Non-controlling interest of 317 Mendota LLC	—	—	—	—	—	—	200,000	200,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(387,696)	(387,696)
Stock-based compensation	—	—	181,228	—	—	181,228	—	181,228
Balance June 30, 2023	12,435,532	$12,436	$17,903,461	$16,971,421	$(746,393)	$34,140,925	$2,682,325	$36,823,250
Translation adjustment	—	—	—	—	140,928	140,928	—	140,928
Net income	—	—	—	(718,161)	—	(718,161)	214,410	(503,751)
Distributions to noncontrolling interests	—	—	—	—	—	—	(149,618)	(149,618)
Stock-based compensation	—	—	175,948	—	—	175,948	—	175,948
Balance September 30, 2023	12,435,532	$12,436	$18,079,409	$16,253,260	$(605,465)	$33,739,640	$2,747,117	$36,486,757

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

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2023

(U.S. Dollars — Unaudited)

1. BASIS OF PRESENTATION.

These interim condensed consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 100% controlling interest in 317 Mendota LLC (“317 Mendota”), and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and had no operations until June 30, 1998. In 2019, the Company redomiciled into Alberta, Canada.

In 2022, NanoChem purchased an additional 50% in ENP Peru, increasing its share to 91.67%. ENP Investments owns the remaining 8.33%, of which the Company has a 65% interest. In 2023, NanoChem purchased the remaining 8.33% of shares to become sole owner. ENP Peru was previously accounted for under the equity method however, it is now consolidated into the financial statements from the date control was obtained.

In June 2023, the Company purchased an 80% interest in 317 Mendota, a newly incorporated company established to purchase a large manufacturing building. ENP Investments will occupy part of this building, freeing up more space in the building owned by ENP Peru for NanoChem. The Company intends to rent the remainder of the space to suitable tenants. The remaining 20% interest is held by unrelated parties.

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

2. SIGNIFICANT ACCOUNTING POLICIES.

The condensed interim consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. These consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions.

(b) Term Deposits.

The deposits maintained by the Company with banks comprises term deposits. The Company has two term deposits, the first for $700,000 that matures in December 2023 and pays interest at a rate of 8.25%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The second term deposit is for $300,000 and matures in February 2024. Paying 1.3% interest, it can be withdrawn by the Company at any point without prior notice or penalty.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2023 - $381,740; 2022 - $341,918). Shipping and handling costs incurred are included in cost of goods sold (2023 - $771,772; 2022 - $783,917).

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

(j) Stock-based Compensation.

The Company recognizes compensation expense for all share-based payments in accordance with FASB Codification Topic 718, Compensation — Stock Compensation (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income (loss) per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2023 and 2022.

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

The fair value of the long term debt and lease liabilities for all periods presented approximate their respective carrying amounts due to these financial instruments being at market rates.

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

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $14,020,837 (49%) for the nine months ended September 30, 2023 (2022 - $19,050,848 or 57%) and $5,811,847 (67%) for the three months ended September 30, 2023 (2022 - $7,452,860 or 64%). Accounts receivable for the Company’s three primary customers totaled $4,688,642 (68%) at September 30, 2023 (December 31, 2022 - $6,124,424 or 65%).

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

(r) Equity Method Investment.

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is initially recorded at cost in the consolidated balance sheets under other assets and adjusted for dividends received and the Company’s share of the investee’s earnings or losses together with other-than-temporary impairments which are recorded through other income (loss), net in the consolidated statements of operations and comprehensive income (loss).

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed at December 31, 2022. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or nine months ended September 30, 2023.

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

The table below summarizes the right-of-use asset and lease liability for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Right of Use Assets
Balance, January 1	$167,222	$217,267
Depreciation	(38,738)	(50,045)
Balance, end of period	$128,484	$167,222

Lease Liability
Balance, January 1	$167,222	$217,267
Lease interest expense	4,812	8,566
Payments	(43,550)	(58,611)
Balance, end of period	$128,484	$167,222

Short-term portion	$59,160	$58,080
Long-term portion	69,324	109,142
Total	$128,484	$167,222

Undiscounted rent payments for the next four years are as follows:

2023	$14,520
2024	59,520
2025	61,020
Total	$135,060
Impact of discounting	(6,576)
Lease liability, September 30, 2023	$128,484

4. ACCOUNTS RECEIVABLE.

	September 30, 2023	December 31, 2022

Accounts receivable	$7,203,680	$9,739,150
Allowances for doubtful accounts	(289,359)	(289,293)
	$6,914,321	$9,449,857

5. INVENTORIES.

	September 30, 2023	December 31, 2022

Completed goods	$2,539,460	$3,806,646
Raw materials and supplies	6,900,692	10,612,784
	$9,440,152	$14,419,430

6. PROPERTY, EQUIPMENT & LEASEHOLDS.

	September 30,	Accumulated	September 30,
	2023 Cost	Depreciation	2023 Net
Buildings and improvements	$12,180,004	$3,729,894	$8,450,110
Automobiles	196,255	132,847	63,408
Computer hardware	43,436	42,840	596
Manufacturing equipment	9,498,662	5,533,484	3,965,178
Boat	34,400	29,331	5,069
Office equipment	134,119	119,730	14,389
Trailer	8,873	7,890	983
Leasehold Improvements	88,872	88,872	—
Land	440,592	—	440,592
Technology	101,038	101,038	—
	$22,726,251	$9,785,926	$12,940,325

	December 31,	Accumulated	December 31,
	2022 Cost	Depreciation	2022 Net
Buildings and improvements	$8,775,629	$3,310,920	$5,464,709
Automobiles	196,255	107,055	89,200
Computer hardware	43,432	42,663	769
Office equipment	133,280	112,782	20,498
Manufacturing equipment	8,634,063	4,891,736	3,742,327
Trailers	8,857	7,592	1,265
Boat	34,400	27,907	6,493
Leasehold improvements	88,872	88,872	—
Technology	100,860	100,860	—
Land	384,027	—	384,027
	$18,399,675	$8,690,387	$9,709,288

The amount of depreciation expense for nine months ended September 30, 2023 was $1,095,171 (2022: $679,548) and is included in cost of sales in the unaudited condensed interim consolidated statements of operations and comprehensive income.

7. PATENTS.

	September 30, 2023 Cost	Accumulated Amortization	September 30, 2023 Net
Patents	$196,069	$196,069	$-

	December 31, 2022 Cost	Accumulated Amortization	December 31, 2022 Net
Patents	$195,725	$195,725	$-

The amount of amortization for the nine months ended September 30, 2023 was $nil (2022 - $12,329) and is included in cost of sales in the unaudited condensed interim consolidated statements of operations and comprehensive income. The movement in cost relates solely to foreign exchange differences.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2021	$2,534,275
Additions	-
Impairment	-
Balance as of December 31, 2022 and September 30, 2023	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2021	$770,000
Additions	-
Impairment	-
Balance as of December 31, 2022 and September 30, 2023	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2021	$1,830,000
Amortization	(160,000)
Balance as of December 31, 2022	1,670,000
Amortization	(120,000)
Balance as of September 30, 2023	$1,550,000

Definite life intangible assets consist of customer relationships and software related to the acquisition of ENP Investments. Customer relationships and software are amortized over their estimated useful life of 15 years and 3 years, respectively.

Estimated amortization expense over the next five years is as follows:

2023	$160,000
2024	160,000
2025	160,000
2026	160,000
2027	160,000

9. LONG TERM DEPOSITS

Long term deposits consist of damage deposits held by landlords and security deposits held by various vendors.

	September 30, 2023	December 31, 2022

Long term deposits	$396,154	$8,540

10. INVESTMENTS

(a)         The Company previously held a 50% ownership interest in ENP Peru, split between NanoChem (41.67%) and ENP Investments (8.33%), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space. In June 2022, NanoChem acquired an additional 50% ownership interest at a cost of $506,659 paid through a new $259,000 mortgage and cash on hand. The 35% non-controlling interest of the 8.33% owned by ENP Investments is included in non-controlling interest in these unaudited condensed interim consolidated financial statements. The Company’s investment in ENP Peru was previously accounted for using the equity method, however, it is now consolidated into the unaudited condensed interim consolidated financial statements from the date control was obtained. In June 2023, NanoChem purchased the remaining 8.33% of ENP Peru from ENP Investments to become full owner.

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2021	$22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, December 31, 2022 and September 30, 2023	$-

(b)        In December 2018 the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a non-convertible promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. During the year ended December 31, 2021, the Company entered an agreement with Applied to extend the maturity date of this promissory note to December 6, 2023. In accordance with FASB Codification Topic 323, Investments – Equity Method and Joint Ventures (ASC 323), the Company has elected to account for this investment at cost. See subsequent events.

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

(d)        In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2021	$3,701,368
Gain in equity method investment	307,527
Return of equity	(250,000)
Balance, December 31, 2022	$3,758,895
Gain in equity method investment	422,923
Return of equity	(100,000)
Balance, September 30, 2023	$4,081,818

Summarized profit and loss information related to the equity accounted investment is as follows:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022

Net sales	$11,915,398	$11,101,350
Gross profit	3,514,142	2,519,331
Net income	845,846	$359,938

During the nine months ended September 30, 2023, the Company had sales of $7,116,232 (2022 - $7,931,549) to the Florida based LLC, of which $2,274,958 is included within Accounts Receivable as at September 30, 2023 (December 31, 2022 - $2,423,285).

e)        In December 2020, the Company invested $500,000 in Lygos Inc. (“Lygos”), a privately held entity, under a Simple Agreement for Future Equity (“SAFE”) agreement. Lygos is a company developing a sustainable aspartic acid microbe strain. In 2021, the Company made a second SAFE investment of $500,000 for a total of $1,000,000. In accordance with ASC 321, the Company has elected to account for this investment at cost.

11. SHORT-TERM LINE OF CREDIT.

(a)        In June 2023, ENP Investments signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”). Increasing the limit by $500,000, the revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at September 30, 2023 is 8.5% (December 31, 2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,925,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,575,000. As of September 30, 2023, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2023 were $nil (December 31, 2022 - $2,477,794).

(b)        In June 2023, the Company signed a new agreement with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at September 30, 2023 was 8.5% (December 31, 2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2023, the Company was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2023 were $nil (December 31, 2022 - $340,797).

12. LONG TERM DEBT.

(a)        In October 2020, NanoChem signed a loan for $1,980,947 with Midland with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at Harris related to the loan to purchase a 65% interest in ENP Investments. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the nine months ended September 30, 2023 was $nil (2022 - $30,334). The balance owing at September 30, 2023 was $nil (December 31, 2022 - $nil).

(b)        In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the nine months ended September 30, 2023 was $nil (2022 - $5,816). The balance owing at September 30, 2023 was $nil (December 31, 2022 - $nil)

(c)        In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 2.5%. Interest expense for the nine months ended September 30, 2023 was $13,459 (2022 - $13,959). The balance owing at September 30, 2023 was $402,137 (December 31, 2022 - $415,430).

(d)         In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the nine months ended September 30, 2023 was $53,176 (2022 - $23,632). The balance owing at September 30, 2023 was $1,164,686 (December 31, 2022 - $1,632,672).

(e)        In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the nine months ended September 30, 2023 was $92,304 (2022 - $23,632). The balance owing at September 30, 2023 was $2,756,573 (December 31, 2022 - $2,813,015).

(f)        In June 2022, ENP Peru obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the nine months ended September 30, 2023 was $10,447 (2022 - $3,568). The balance owing at September 30, 2023 was $251,735 (December 31, 2022 - $256,162).

(g)        In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the nine months ended September 30, 2023 was $50,361 (2022 - $nil). The balance owing at September 30, 2023 was $1,036,798 (December 31, 2022 - $1,036,798).

(h)        In June 2023, 317 Mendota signed a five year loan for up to $3,240,000 with Stock Yards Bank to purchase the building and any necessary renovations. Interest only payments are required for the first 12 months with interest and principal being paid the remaining four years and a lump sum due in June 2028. Interest expense for the nine months ended September 30, 2023 was $47,450 (2022 - $nil). The balance owing at September 30, 2023 was $2,248,292 (December 31, 2022 - $nil).

As of September 30, 2023, Company was in compliance with all loan covenants.

Continuity	September 30, 2023	December 31, 2022
Balance, January 1	$6,154,077	$2,366,598
Plus: Proceeds from loans	2,248,292	3,230,798
Plus: Loan acquired with acquisition of ENP Peru	-	2,849,500
Less: Payments on loan	(542,148)	(2,292,819)
Balance, end of period	$7,860,221	$6,154,077

Outstanding balance at December 31,	September 30, 2023	December 31, 2022
a) Long term debt – Midland States Bank	$-	$-
b) Long term debt – Midland States Bank	-	-
c) Long term debt – Stock Yards Bank & Trust	402,137	415,430
d) Long term debt – Stock Yards Bank & Trust	1,164,686	1,632,672
e) Long term debt – Stock Yards Bank & Trust	2,756,573	2,813,015
f) Long term debt – Stock Yards Bank & Trust	251,735	256,162
g) Long term debt – Stock Yards Bank & Trust	1,036,798	1,036,798
h) Long term debt – Stock Yards Bank & Trust	2,248,292	—
Long-term Debt	7,860,221	6,154,077
Less: current portion	(830,760)	(717,612)
	$7,029,461	$5,436,465

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2022 and the nine month period ended September 30, 2023:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Granted	981,000	$3.55 – 3.61	$3.55
Cancelled or expired	(13,486)	$1.70 – 3.61	$2.32
Exercised	(71,014)	$1.42 – 2.44	$1.98
Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.27
Cancelled or expired	(12,000)	$3.46 – 4.13	$3.60
Exercised	(8,000)	$1.70	$1.70
Balance, September 30, 2023	1,666,000	$1.75 – 4.13	$3.27
Exercisable, September 30, 2023	664,000	$1.75 – 4.13	$2.93

The weighted average remaining contractual life of options outstanding is 3.4 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2022
Expected life – years	3.0
Interest rate	1.76 – 3.64%
Volatility	66.01 - 69.66%
Weighted average fair value of options granted	$1.46 – 1.65

During the nine months ended September 30, 2023 and 2022, the Company did not grant any new options to consultants. Options granted in previous quarters resulted in expenses in the amount of $47,391 for consultants (2022 - $47,380). During the nine months ended September 30, 2023 the Company did not grant any new options to employees. The Company issued 5,000 new options to employees in the nine months ended September 30, 2022 for an expense of $5,475. Options granted in previous quarters resulted in expenses in the amount of $491,013 for employees during the nine months ended September 30, 2023 (2022 - $111,804).

There were 8,000 employee and nil consultant stock options exercised during the nine months ended September 30, 2023 (2022 – 29,500 employee; nil consultant).

As of September 30, 2023, there was approximately $887,957 compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.9 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2023 is $nil (2022 – $nil).

14. CAPITAL STOCK.

During the nine months ended September 30, 2023, 8,000 shares were issued upon the exercise of employee stock options (2022 – 29,500).

During the nine months ended September 30 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the unaudited interim condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2023

In nine months ended September 30, 2023, the Company announced a special dividend of $0.05 per share that was paid on May 16, 2023 to shareholders.

15. NON-CONTROLLING INTERESTS

(a) ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota is a LLC that leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $3,043,833.

Balance, December 31, 2021	$2,602,843
Distribution	(689,434)
Non-controlling interest share of income	691,625
Balance, December 31, 2022	2,605,034
Distribution	(537,314)
Non-controlling interest share of income	490,012
Balance, September 30, 2023	$2,557,732

During the nine months ended September 30, 2023, the Company had sales of $4,728,562 (2022 - $4,913,342) to the party that holds 35% interest in ENP Investments, of which $2,154,033 is included within Accounts Receivable as of September 30, 2023 (December 31, 2022 – $3,634,083).

b)            317 Mendota is a LLC that owns real estate that the Company intends to occupy part of while renting out the excess. The Company owns a 80% interest in 317 Mendota and an unrelated party (“NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these financial statements. The NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building.

Balance, December 31, 2022	$-
Acquisition	200,000
Non-controlling interest share of loss	(10,615)
Balance, September 30, 2023	$189,385

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

Three months ended September 30, 2023:

	EWCP	BCPA	Total
Revenue	$144,794	$8,575,827	$8,720,621
Interest expense	-	119,599	119,599
Depreciation and amortization	4,380	459,217	463,597
Income tax expense	12,770	206,942	219,712
Segment profit (loss)	(22,105)	(696,056)	(718,161)
Segment assets	3,697,284	49,397,348	53,094,632
Expenditures for segment assets	-	(542,014)	(542,014)

Three months ended September 30, 2022:

	EWCP	BCPA	Total
Revenue	$179,007	$11,506,100	$11,685,107
Interest expense	-	80,609	80,609
Depreciation and amortization	9,091	330,508	339,599
Income tax expense	24,035	325,146	349,181
Segment profit (loss)	69,376	1,038,755	1,108,131
Segment assets	2,345,580	46,462,283	48,807,863
Expenditures for segment assets	-	(233,862)	(233,862)

Nine months ended September 30, 2023:

	EWCP	BCPA	Total
Revenue	$446,056	$28,453,373	$28,899,429
Interest expense	-	369,967	369,967
Depreciation and amortization	13,099	1,202,072	1,215,171
Income tax expense	25,341	848,520	873,861
Segment profit (loss)	(215,095)	1,191,168	976,073
Segment assets	3,697,284	49,397,348	53,094,632
Expenditures for segment assets	-	(4,326,208)	(4,326,208)

Nine months ended September 30, 2022:

	EWCP	BCPA	Total
Revenue	$415,830	$33,217,700	$33,633,530
Interest expense	-	190,366	190,366
Depreciation and amortization	27,537	784,340	811,877
Income tax expense	35,341	1,569,088	1,604,429
Segment profit (loss)	(139,362)	4,443,007	4,303,645
Segment assets	2,345,580	46,462,283	48,807,863
Expenditures for segment assets	-	(647,232)	(647,232)

The sales generated in the United States and Canada are as follows:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Canada	$413,265	$449,106
United States and abroad	28,486,164	33,184,424
Total	$28,899,429	$33,633,530

The Company’s long-lived assets (property, equipment, leaseholds intangibles, goodwill, and right of use assets) are located in Canada and the United States as follows:

	September 30, 2023	December 31, 2022
Canada	$143,811	$150,890
United States	17,779,273	14,699,896
Total	$17,923,084	$14,850,786

Three primary customers accounted for $14,020,837 (49%) of sales during nine months ended September 30, 2023 (2022 - $19,050,848 or 57%).

17. COMPARATIVE FIGURES.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

18. SUBSEQUENT EVENTS .

In October 2023, the Company received the payment of $200,000 to settle its promissory note issued by Applied Holdings.

On November 2, 2023 the Board of Directors voted to cancel all stock options granted to Dan O’Brien on December 14, 2022.

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

Material changes in the Company’s Statement of Operations for the nine and three months ended September 30, 2023 compared to the same period in the prior year are discussed below:

Nine Months ended September 30, 2023

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	D	Decreased customer orders along with decrease in pricing.

Cost of goods sold, as a percentage of sales	I	Increased raw material costs and increased wages to add and retain manufacturing employees along with added costs associated with obtaining new certifications.

Administrative salaries	I	Increased wages and stock option expense for employee retention.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.

Interest expense	I	Increased debt resulted in increased interest expense.

Professional fees	D	Decreased due to one time costs associated with the planned merger with Lygos in 2022.
Consulting	D	Addition of new employees decreased the need for consultants.
Travel	I	Travel has resumed as COVID-19 has become an endemic.
Advertising and promotion	I	Increased outreach to customers and prospects.
Investor relations	I	Increased due to higher stock transactions and costs associated with the dividend payment.
Lease expense	D	Purchases of ENP Mendota and ENP Peru, the businesses we were renting from, reduced our lease expense.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three months ended September 30, 2023

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	D	Decreased customer orders along with decrease in pricing.

Cost of goods sold, as a percentage of sales	I	Increased raw material costs and increased wages to add and retain manufacturing employees along with added costs associated with obtaining new certifications.
Administrative salaries	I	Increased wages and stock option expense for employee retention.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.

Interest expense	I	Increased debt resulted in increased interest expense.

Professional fees	D	Decreased due to one time costs associated with the planned merger with Lygos in 2022.
Travel	I	Travel has resumed as COVID-19 has become an endemic.
Consulting	D	Addition of new employees decreased the need for consultants.
Advertising and promotion	I	Increased outreach to customers and prospects.
Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three customers accounting for 67% of our sales during the three months ended September 30, 2023 (2022 – 64%) and 49% of our sales during the nine months ended September 30, 2023 (2022 - 57%). The amount of revenue attributable to each customer is shown below.

	Three months				Nine months
	ended September 30,				ended September 30,
Customer	2023		2022		2023		2022

Company A	$2,524,802		$2,152,681		$4,728,562		$4,913,342
Company B	$2,561,698		$2,480,590		$7,116,232		$7,931,549
Company C	$725,347		$766,342	*	$2,176,042		$1,912,121	*
Company D	$343,776	*	$2,819,590		$2,035,666	*	6,205,957

*Not a primary customer in that period

Customers with balances greater than 10% of our receivables as of September 30, 2023 and 2022 are shown below:

	September 30,
	2023		2022

Company A	2,154,033		1,904,110
Company B	2,274,958		2,422,104
Company D	1,512	*	2,086,502
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2023 and 2022 are shown below:

	2023	2022

Cash provided (used) by operations	10,128,066	(658,538)
Long term deposits	(387,614)	-
Non-controlling interest of 317 Mendota	200,000	-
Proceeds of equity investment	101,034	108,750
Additional investment in Trio	(470,000)	-
Purchase of equipment	(4,326,208)	(647,232)
Acquisition of ENP Peru	-	(499,329)
Repayments of short term line of credit	(2,818,591)	(276,079)
Repayment of long term debt	(542,148)	(2,117,928)
Proceeds of long term debt	2,248,292	2,194,000
Dividends paid	(626,777)	-
Lease payments	(43,560)	(44,435)
Distributions to non-controlling interest	(537,314)	(499,789)
Proceeds from issuance of common stock	13,600	74,020
Changes in exchange rates	200,334	(29,531)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2023, working capital was $19,240,656 (December 31, 2022 - $20,692,527) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $211,380 over the term of two leases, the last expiring on December 31, 2025.

Commitments for rent in the next three years are as follows:

2023	$69,000
2024	$70,440
2025	$71,940

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending December 31, 2024.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2023

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2023. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2023

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

