Form 10-K
period 2023-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2024-04-01
CIK 1069394

united states

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

As of June 30, 2023 the aggregate market value of the Company’s common stock held by non-affiliates was $19,343,103 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 29, 2024, the Company had 12,450,532 issued and outstanding shares of common stock.

Documents incorporated by reference: None

The terms “Flexible”, “Company”, “we”, “us”, and “our” are used to refer to Flexible Solutions International, Inc. and its subsidiaries, unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In June 2004 we purchased 52 U.S. and 139 International Patents (“IP”), as well as a 56,780 sq. ft. manufacturing plant near Chicago, Illinois from the bankruptcy estate of Donlar Corporation (“Donlar”) for $6.15 million. The IP we acquired from Donlar relates to water-soluble chemicals (“TPAs”) which prevent corrosion and scaling in water pipes used in the petroleum, chemical, utility and mining industries. TPAs are also used to enhance fertilizers and improve crop yields and as additives for household laundry detergents, consumer care products and pesticides. These assets are held in our wholly owned subsidiary, NanoChem Solutions Inc. (“NanoChem”), which has become our largest revenue generator.

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

In January 2020, ENP Realty, LLC became a wholly owned subsidiary of ENP Investments, LLC and was renamed to ENP Mendota, LLC. ENP Mendota owns a building that the Company occupies.

In June 2022, ENP Peru Investments, LLC became a wholly owned subsidiary with NanoChem owning 91.67% and ENP Investments, LLC owning 8.33%. of ENP Peru. In 2023, NanoChem purchased the remaining 8.33% of shares to become sole owner. ENP Peru was previously accounted for under the equity method however, from 2022 it is consolidated into the financial statements from the date control was obtained. ENP Peru owns a building the Company occupies.

In June 2023, 317 Mendota LLC (“317 Mendota”) was created to purchase real estate and the Company has 80% ownership with an unrelated party (NCI) owning the remaining 20%. The Company occupies part of the building currently owned by 317 Mendota and intends to rent out the remaining portion of the building. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these financial statements. The NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements.

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

Food and Nutritional Materials

We have installed custom equipment used to produce food and nutritional materials. All the ingredients we produce are custom products for specific clients and are confidential. We anticipate that this market vertical will grow over time.

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

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2023	2022

Company A	$6,811,083	$6,677,815
Company B	$10,260,870	$12,938,735
Company C	$3,410,845	$8,159,066

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2023	2022

Company A	$4,225,028	$3,634,083
Company B	$2,073,813	2,423,285

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

Nitrogen Conservation Products: We have obtained all government approvals for the markets in which we sell these products.

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

Research and Development

We spent $158,246 during the year ended December 31, 2023 and $99,275 during year ended December 31, 2022 on research and development. This work relates primarily to the development of our water and energy conservation products, as well as new research in connection with our TPA products.

Employees

As of December 31, 2023, we had 46 employees, including one officer, 15 sales and customer support personnel, and 30 manufacturing personnel. None of our employees are represented by a labor union and we have not experienced any work stoppages to date.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States. Nevertheless, we may require county or state approval on a case by case basis. We expect to spend $50,000 on the marketing and production of our WATERSAVR® product in fiscal 2024.

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

Revenues from shipments made outside of the United States accounted for approximately 21% of our revenues in the year ended December 31, 2023, 20% in the year ended December 31, 2022 and 32% in the year ended December 31, 2021. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

We currently allow our major customers between 30 and 90 days to pay for each sale. This practice, while customary, presents an accounts receivable write-off risk if one or more of our significant customers defaulted on their payment obligations to us. Any such write-off, if substantial, would have a material adverse effect on our business and results of operations. See above principal customer information.

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

While we own certain patents and trademarks, some aspects of our business cannot be protected by patents or trademarks. Accordingly, in these areas there are few legal barriers that prevent potential competitors from copying certain of our products, processes and technologies or from otherwise entering into operations in direct competition with us..

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

Companies such as ours face a variety of risks, including financial reporting, legal, credit, liquidity, operational, health, safety and cybersecurity risks. The Board believes an effective risk management system will (1) identify the material risks that we face in a timely manner, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to our directors (3) implement or oversee implementation of appropriate and responsive risk management and mitigation strategies consistent with our risk profile, and (4) integrate risk management into our decision-making.

Our Board oversees risk management after receiving briefings from advisors and also based on its own analysis and conclusions regarding the adequacy of our risk management processes. The Board continuously evaluates and manages material risks including geopolitical and enterprise risks, financial risks, environmental risks, health and safety risks and cybersecurity risks.

George Murray, our Operations Manager, is responsible for assessing and managing cybersecurity risks. Mr. Murray is experienced in assessing and managing cybersecurity risks due to his direct oversight of our internet and digital communications contractors.

To date we have not experienced any cybersecurity threats and any risks from cybersecurity threats have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Item 2.	Properties.

We lease a 6,400 sq. ft. facility in Naperville, Illinois which we use for offices and laboratories at a cost of $5,670 per month with a lease effective to December 2025. We also lease a 1,300 sq. ft. facility in Mendota, Illinois used for offices at a cost of $880 per month on a month by month basis. We own a 61,200 sq. ft. facility and a 56,780 sq. ft. facility in Peru, Illinois along with a 14,000 sq. ft facility in Mendota, Illinois which is used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, Alberta. In 2023, the Company purchased an 80% share in 317 Mendota, a real estate company that was set up to purchase a manufacturing building in Mendota, IL. ENP Investments now occupies part of this space.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”. The following is the range of high and low closing prices for our common stock for the periods indicated:

	High	Low

Year Ended December 31, 2023
First Quarter	$3.35	$2.86
Second Quarter	3.32	2.60
Third Quarter	2.96	3.51
Fourth Quarter	2.69	1.37

	High	Low

Year Ended December 31, 2022
First Quarter	$4.44	$3.01
Second Quarter	3.96	2.23
Third Quarter	2.68	1.56
Fourth Quarter	3.24	2.38

As of March 29, 2024, we had approximately 3,400 shareholders.

The Company declared a special dividend of $0.05 per share on April 14, 2023, paid on May 16, 2023 to shareholders of record on April 28, 2023.

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2023 and 2022.

As of March 29, 2024, we had 12,450,532 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 29, 2024:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,649,000	A

A. Options are exercisable at prices ranging from $1.75 to $3.61 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Material changes in the line items in our Statement of Income and Comprehensive Income for the year ended December 31, 2023 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
TPA products	D	Decreased customer orders along with decrease in pricing.

Cost of goods sold, as a percentage of sales	I	Increased raw material costs and increased wages to add and retain manufacturing employees along with added costs associated with obtaining new certifications.

Wages	I	Increased wages for employee retention.

Administrative salaries	I	Increased wages for employee retention.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.

Interest expense	I	Increased debt resulted in increased interest expense.

Office and miscellaneous	I	Increase in property tax associated with more properties along with various other one time costs.

Travel	I	Travel has resumed as COVID-19 has become an endemic.

Professional fees	D	Decreased due to one time costs associated with the planned merger with Lygos in 2022.

Lease expense	D	Purchases of ENP Mendota and ENP Peru, the businesses we were renting from, reduced our lease expense.

The factors that will most significantly affect future operating results will be:

●	The sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product. If tariffs increase and if relief is not available, some customers may experience price increases;

●	Activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and

●	Drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2023 and 2022 are shown below:

	2023	2022
Cash provided by operations	$6,989,966	$1,476,903
Purchase of investments	(470,000)	-
Redemption of investments	200,000
Distributions from equity investments	201,034	265,001
Acquisition of ENP Peru, LLC	-	(499,329)
Non-Controlling Interest of 317 Mendota LLC	200,000	-
Long-term deposits	815,714	-
Sale of property and equipment	5,411	-
Purchases of property and equipment	(4,990,675)	(1,981,307)
Advances (repayment) of short term line of credit	(1,008,112)	517,772
Repayment of long term debt	(725,824)	(2,292,819)
Proceeds of long term debt	2,686,682	3,230,798
Dividends paid	(626,777)	-
Lease payments	(58,080)	(58,611)
Distributions to non-controlling interests	(719,439)	(689,434)
Sale of common stock	13,600	140,620
Impact of foreign exchange rates	10,653	(30,069)

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2023, our working capital was $20,172,833 (2022 - $20,692,527) and we have no substantial commitments or capital requirements that require significant outlays of cash over the coming fiscal year.

We are committed to minimum rental payments for property and premises aggregating approximately $142,380 over the term of two leases, the last expiring on December 31, 2025.

Commitments for rent in the next two years are as follows:

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

Provisions for Inventory Obsolescence. We may need to record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, provisions for inventory obsolescence may be necessary.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2023 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Flexible Solutions International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Flexible Solutions International, Inc. and its subsidiaries (the “Company”) which comprise the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of inventory

At December 31, 2023, the Company’s inventory balance was $11,134,889. As discussed in Note 2 to the consolidated financial statements, the Company records inventory at the lower of cost on a first-in, first-out or weighted average basis and net realizable value. To determine inventory valuation, management conducts regular reviews of overhead costs and the calculation to allocate these expenditures to inventory cost.

We identified the assessment of valuation of inventory as a critical audit matter. Auditing management’s inventory valuation involved significant judgment because the estimates are based on several factors. In particular, in estimating inventory cost inputs, management developed assumptions such as the allocation of overhead expenditures to inventory cost.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding and reviewed the appropriateness of the Company’s costing methodology of inventory, including the allocation of overhead costs to inventory.
●	Performed substantive procedures over the inputs of costing of inventory, including overhead costs by agreeing inputs to third party source documentation.
●	Tested management’s allocation of overhead costs between inventory products by assessing the appropriateness of the allocation method and recalculated the formula used to determine computational accuracy.
●	Tested the reliability of reports used by management in inventory costing by agreeing the report inputs to underlying records.
●	Performed observations of inventory held at year-end for any signs of obsolescence and held discussions with management and operational personnel to identify any slow-moving inventory.

Chartered Professional Accountants

Vancouver, Canada

April 1, 2024

We have served as the Company’s auditor since 2019.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	December 31, 2023	December 31, 2022
Assets
Current
Cash	$5,017,583	$6,115,099
Term deposits (Note 2)	2,690,241	700,000
Accounts receivable, net (Note 4)	9,843,056	9,449,857
Inventories (Note 5)	11,134,889	14,419,430
Prepaid expenses and deposits	1,540,923	310,297
Total current assets	30,226,692	30,994,683
Property, equipment and leaseholds, net (Note 6)	13,171,787	9,709,288
Right of use assets (Note 3)	115,293	167,222
Intangible assets (Note 8)	2,280,000	2,440,000
Long term deposits (Note 9)	824,254	8,540
Investments (Note 10)	6,033,960	5,458,895
Goodwill (Note 8)	2,534,275	2,534,275
Deferred tax asset (Note 13)	284,794	274,289
Total Assets	$55,471,055	$51,587,192

Liabilities
Current
Accounts payable	$1,984,592	$873,904
Accrued liabilities	284,131	959,856
Deferred revenue	148,292	387,763
Income taxes payable	4,485,213	4,486,350
Short term line of credit (Note 11)	1,810,479	2,818,591
Current portion of lease liability (Note 3)	59,520	58,080
Current portion of long term debt (Note 12)	1,281,632	717,612
Total current liabilities	10,053,859	10,302,156
Lease liability (Note 3)	55,773	109,142
Deferred income tax liability (Note 13)	260,047	500,459
Long term debt (Note 12)	6,833,304	5,436,465
Total Liabilities	17,202,983	16,348,222

Stockholders’ Equity
Capital stock (Note 16)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,435,532 (December 31, 2022: 12,426,260) common shares	12,436	12,426

Capital in excess of par value	17,932,015	17,523,345
Other comprehensive loss	(795,146)	(805,799)
Accumulated earnings	18,053,051	15,903,964
Total stockholders’ equity – controlling interest	35,202,356	32,633,936
Non-controlling interests (Note 17)	3,065,716	2,605,034
Total Stockholders’ Equity	38,268,072	35,238,970
Total Liabilities and Stockholders’ Equity	$55,471,055	$51,587,192

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2023	2022
Sales	$38,324,806	$45,840,469
Cost of sales (Note 6, 7 & 8)	27,987,451	31,971,596

Gross profit	10,337,355	13,868,873

Operating expenses
Wages	2,659,654	2,537,783
Administrative salaries and benefits	1,205,007	1,032,394
Insurance	861,501	683,272
Office and miscellaneous	508,376	350,126
Interest expense	498,666	292,949
Consulting	324,327	312,171
Travel	264,563	171,369
Professional fees	238,466	660,821
Investor relations and transfer agent fee	222,650	179,505
Advertising and promotion	194,308	182,609
Research	158,246	99,275
Lease expense	97,806	149,446
Telecommunications	55,093	42,098
Commissions	35,623	30,732
Utilities	26,854	29,517
Shipping	24,060	23,469
Currency exchange	(37,632)	23,091
Bad debt expense	-	17,869
Total operating expenses	7,337,568	6,818,496
Operating income	2,999,787	7,050,377
Gain on sale of asset (Note 6)	4,589	-
Gain on investments (Note 10)	505,065	341,424
Gain on previously held equity interest (Note 10)	-	335,051
Interest income	113,809	132,233
Income before income tax	3,623,250	7,859,085
Income taxes (Note 13)
Deferred income tax recovery	250,917	71,295
Current income tax expense	(118,182)	(217,151)
Net income for the year	3,755,985	7,713,229
Net income attributable to non-controlling interests	(980,121)	(691,625)
Net income attributable to controlling interest	$2,775,864	$7,021,604

Income per share (basic) (Note 14)	$0.22	$0.57
Income per share (diluted) (Note 14)	$0.22	$0.56
Weighted average number of common shares (basic)	12,434,886	12,379,316
Weighted average number of common shares (diluted)	12,489,467	12,466,415

Other comprehensive income:
Net income	$3,755,985	$7,713,229
Unrealized gain (loss) on foreign currency transactions	10,653	(30,069)
Total comprehensive income	3,766,638	7,683,160
Comprehensive income – non-controlling interest	(980,121)	(691,625)
Comprehensive income attributable to controlling interests	$2,786,517	$6,991,535

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2023	2022
Operating activities
Net income for the year	$3,755,985	$7,713,229
Adjustments to reconcile net income to net cash:
Stock based compensation	395,080	399,148
Depreciation and amortization	1,686,319	1,277,431
Lease right of use financing	6,151	8,566
Lease right of use amortization	51,929	50,045
Gain on investments	(505,065)	(341,424)
Gain on sale of asset	(4,589)	-
Bad debt expense	-	17,869
Deferred income tax recovery	(250,917)	(71,295)
Gain on acquisition of ENP Peru, LLC	-	(335,051)
Changes in non-cash working capital items:
Increase in accounts receivable	(393,199)	(2,338,397)
Decrease (increase) in inventories	3,284,541	(4,124,022)
Decrease (increase) in prepaid expenses and deposits	(1,230,626)	131,864
Increase (decrease) in accounts payable and accrued liabilities	434,964	(700,191)
Decrease in income taxes payable	(1,137)	(249,628)
(Decrease) increase in deferred revenue	(239,471)	38,759
Cash provided by operating activities	6,989,965	1,476,903

Investing activities
Purchase of investments	(470,000)	-
Redemption of investments	200,000	-
Distributions received from equity investments	201,034	265,001
Non-controlling interest of 317 Mendota	200,000	-
Long term deposits	(815,714)	-
Proceeds from sale of asset	5,411	-
Purchase of property and equipment	(4,990,675)	(1,981,307)
Acquisition of ENP Peru, LLC	-	(499,329)
Cash used in investing activities	(5,669,944)	(2,215,635)

Financing activities
(Repayment) advance of short term line of credit	(1,008,112)	517,772
Repayment of long term debt	(725,823)	(2,292,819)
Proceeds of long term debt	2,686,682	3,230,798
Lease payments	(58,080)	(58,611)
Dividends paid	(626,777)	-
Distribution to non-controlling interest	(719,439)	(689,434)
Common stock issued	13,600	140,620
Cash provided by (used in) financing activities	(437,949)	848,326

Effect of exchange rate changes on cash	10,653	(30,069)

Inflow of cash	892,725	79,525
Cash resources, beginning	6,815,099	6,735,574

Cash resources, ending	$7,707,824	$6,815,099
Cash resources are comprised of:
Cash	$5,017,583	$6,115,099
Term deposits	2,690,241	700,000
	$7,707,824	$6,815,099
Supplemental disclosure of cash flow information:
Income taxes paid	$119,319	$158,966
Interest paid	498,666	292,949

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

(U.S. Dollars)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2021	12,355,246	$12,355	$16,983,648	$8,882,360	$(775,730)	$25,102,633	$2,602,843	$27,705,476
Translation adjustment	—	—	—	—	(30,069)	(30,069)	—	(30,069)
Net income	—	—	—	7,021,604	—	7,021,604	691,625	7,713,229
Common stock issued	71,014	71	140,549	—	—	140,620	—	140,620
Distributions to noncontrolling interests	—	—	—	—	—	—	(689,434)	(689,434)
Stock-based compensation	—	—	399,148	—	—	399,148	—	399,148
Balance December 31, 2022	12,426,260	$12,426	$17,523,345	$15,903,964	$(805,799)	$32,633,936	$2,605,034	$35,238,970
Translation adjustment	—	—	—	—	10,653	10,653	—	10,653
Dividends paid	—	—	—	(626,777)	—	(626,777)	—	(626,777)
Non-controlling interest of 317 Mendota LLC	—	—	—	—	—	—	200,000	200,000
Net income	—	—	—	2,775,864	—	2,775,864	980,121	3,755,985
Common stock issued	9,272	10	13,590	—	—	13,600	—	13,600
Distributions to noncontrolling interests	—	—	—	—	—	—	(719,439)	(719,439)
Stock-based compensation	—	—	395,080	—	—	395,080	—	395,080
Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(U.S. Dollars)

1. BASIS OF PRESENTATION

These consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 80% controlling interest in 317 Mendota LLC (“317 Mendota”), and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019, the Company redomiciled into Alberta, Canada.

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

In 2023, the Company purchased an 80% interest in 317 Mendota, a newly incorporated company established to purchase a large manufacturing building. ENP Investments will occupy part of this building, freeing up more space in the building owned by ENP Peru for NanoChem. The Company intends to rent the remainder of the space to suitable tenants. The remaining 20% non-controlling interest is held by unrelated parties.

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

2. SIGNIFICANT ACCOUNTING POLICIES

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

(b) Term Deposits.

The Company has four term deposits that are maintained by commercials banks. The first term deposit is for $680,000 and matures in January 2024. This deposit pays 5.0% interest and if withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The second term deposit is for $300,000 and matures in February 2024. Paying 1.3% interest, it can be withdrawn by the Company at any point without prior notice or penalty. The third term deposit is for $710,241, matures in May 2024 and pays interest at a rate of 3.00%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The fourth term deposit is for $1,000,000 and matures in May 2024. This deposit pays 3.85% and if withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2023 - $522,033; 2022 - $433,015). Shipping and handling costs incurred are included in cost of goods sold (2023 - $944,811; 2022 - $913,890).

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income (loss) per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2023 and 2022.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to the valuation of goodwill and intangible assets, valuation of assets acquired at fair value, asset impairment analysis, share-based payments, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds and intangible assets, recoverability of accounts receivable, recoverability of investments, discount rates for right of use assets and the costing and recoverable value of inventory.

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

In accordance with FASB Codification Topic 740, Income taxes (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2023, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties.. Revenue for the Company’s three primary customers totaled $20,482,798 (53%) for the year ended December 31, 2023 (2022 - $27,775,616 or 61%). Accounts receivable for the Company’s three primary customers totaled $6,561,164 (67%) at December 31, 2023 (2022 - $6,124,424 or 65%).

The credit risk on cash is limited because the Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

The Company is exposed to foreign risk to the extent that market value rate fluctuations materially differ for financial assets and liabilities denominated in foreign currencies.

In order to manage its exposure to foreign exchange risks, the Company is closely monitoring the fluctuations in the foreign currency exchange rates and the impact on the value of cash, accounts receivable, and accounts payable and accrued liabilities. The Company has not hedged its exposure to currency fluctuations.

The Company is exposed to interest rate risk to the extent that the fair value or future cash flows for financial liabilities will fluctuate as a result of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt subject to fixed long-term interest rates.

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other, (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2023 and 2022. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the year ended December 31, 2023.

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

3. LEASES

Leases are evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. For leases with terms greater than 12 months, the Company records the related right-of-use (“ROU”) asset and lease obligation at the present value of lease payments over the term. Leases may include fixed rental escalation clauses, renewal options and / or termination options that are factored into the determination of lease payments when appropriate. The Company’s operating leases are included in ROU assets, lease liabilities-current portion and lease liability-long term portion in the accompanying consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The Company’s leases do not usually provide a readily determinable implicit rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The discount rate used was 5.5%.

The table below summarizes the right-of-use asset and lease liability for the years ended December 31, 2023 and 2022:

Right of Use Assets
Balance at December 31, 2021	$217,267
Depreciation	(50,045)
Balance at December 31, 2022	$167,222
Depreciation	(51,929)
Balance at December 31, 2023	$115,293

Lease Liability
Balance at December 31, 2021	$217,267
Lease interest expense	8,566
Payments	(58,611)
Balance at December 31, 2022	$167,222
Lease interest expense	6,151
Payments	(58,080)
Balance at December 31, 2023	$115,293

Short-term portion	$59,520
Long-term portion	55,773
Total	$115,293

Undiscounted rent payments are as follows:

2024	59,520
2025	61,020
Total	$120,540
Impact of discounting	(5,247)
Lease liability, December 31, 2023	$115,293

4. ACCOUNTS RECEIVABLE

	2023	2022

Accounts receivable	$10,133,249	$9,739,150
Allowances for doubtful accounts	(290,193)	(289,293)
	$9,843,056	$9,449,857

5. INVENTORIES

	2023	2022

Completed goods	$2,682,158	$3,806,646
Raw materials and supplies	8,452,731	10,612,784
	$11,134,889	$14,419,430

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	2023	Accumulated	2023
	Cost	Depreciation	Net
Buildings and improvements	$12,341,605	$3,896,887	$8,444,718
Automobiles	196,255	140,040	56,215
Computer hardware	43,493	43,123	370
Office equipment	134,130	121,925	12,205
Manufacturing equipment	10,008,395	5,791,615	4,216,780
Trailers	9,071	8,164	907
Land	440,592	—	440,592
Leasehold improvements	88,872	88,872	—
Technology	103,292	103,292	—
	$23,365,705	$10,193,918	$13,171,787

	2022	Accumulated	2022
	Cost	Depreciation	Net
Buildings and improvements	$8,775,629	$3,310,920	$5,464,709
Automobiles	196,255	107,055	89,200
Computer hardware	43,432	42,663	769
Office equipment	133,280	112,782	20,498
Manufacturing equipment	8,634,063	4,891,736	3,742,327
Trailers	8,857	7,592	1,265
Boat	34,400	27,907	6,493
Leasehold improvements	88,872	88,872	—
Technology	100,860	100,860	—
Land	384,027	—	384,027
	$18,399,675	$8,690,387	$9,709,288

Amount of depreciation expense for 2023 was: $1,526,319 (2022 - $1,103,732) and is included in cost of sales in the consolidated statements of income and comprehensive income.

In 2023, the Company sold the boat and $4,589 was recognized as a gain on sales of asset in the consolidated statements of income and comprehensive income.

7. PATENTS

	2023 Cost	Accumulated Amortization	2023 Net
Patents	$200,444	$200,444	$-

	2022 Cost	Accumulated Amortization	2022 Net
Patents	$195,725	$195,725	$-

The amount of amortization for 2023 was $nil (2022 - $13,699) and was included in cost of sales in the consolidated statements of income and comprehensive income. The movement in cost relates solely to foreign exchange differences.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2022 and 2023	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2022 and 2023	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2021	$1,830,000
Amortization	(160,000)
Balance as of December 31, 2022	1,670,000
Amortization	(160,000)
Balances as of December 31, 2023	$1,510,000

The amount of amortization for 2023 was $160,000 (2022 - $160,000) and was included in cost of sales in the consolidated statements of income and comprehensive income.

Definite lived intangible assets consist of customer relationships and software related to the acquisition of ENP Investments.

Estimated amortization expense over the next five years is as follows:

2024	$160,000
2025	160,000
2026	160,000
2027	160,000
2028	160,000

9. LONG TERM DEPOSITS

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and deposits held by various vendors for equipment purchases.

	2023	2022

Long term deposits	$824,254	$8,540

10. INVESTMENTS

(a)        The Company previously held a 50% ownership interest in ENP Peru, split between NanoChem (41.67%) and ENP Investments (8.33%), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space to other entities in the Company. In June 2022, NanoChem acquired an additional 50% ownership interest at a cost of $506,659 paid through a new $259,000 mortgage and cash on hand. The 35% non-controlling interest of the 8.33% owned by ENP Investments is included in non-controlling interest in these consolidated financial statements. The Company’s investment in ENP Peru was previously accounted for using the equity method, however, it is now consolidated into the consolidated financial statements from the date control was obtained. In June 2023, NanoChem purchased the remaining 8.33% of ENP Peru from ENP Investments to become full owner.

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2021	$3,822
Return of equity	(3,822)
Gain in equity method investment	22,642
Balance, December 31, 2022	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, June 30 and December 31, 2023	$-

(b)        In December 2018, the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a non-convertible promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. During the year ended December 31, 2021, the Company entered an agreement with Applied to extend the maturity date of this promissory note to December 2023. In October 2023, the Company received the payment of $200,000 to settle the promissory note and the balance of this investment at December 31, 2023 is $nil (2022 - $200,000). In accordance with FASB Codification Topic 321, Investments – Equity Securities (ASC 321), the Company has elected to account for this investment at cost.

(c)        In December 2018, the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity and a further $470,000 was invested in April 2023. Trio is a real estate investment vehicle and the Company received 97,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321, the Company has elected to account for this investment at cost.

(d)        In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2021	$3,701,368
Gain in equity method investment	307,527
Return of equity	(250,000)
Balance, December 31, 2022	3,758,895
Gain in equity method investment	505,065
Return of equity	(200,000)
Balance, December 31, 2023	$4,063,960

Summarized profit and loss information related to the equity accounted investment is as follows:

	2023	2022

Net sales	$16,043,468	$18,103,070
Gross profit	4,668,177	4,204,311
Net income	$1,010,128	$615,055

During the year ended December 31, 2023, the Company had sales of $10,260,870 (2022 - $12,938,735) to the Florida Based LLC, of which $2,073,813 is included within Accounts Receivable as at December 31, 2023 (2022 - $2,423,285).

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

11. SHORT-TERM LINE OF CREDIT

(a)        In June 2023, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”), increasing the limit by $500,000 from the previous line of credit. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at December 31, 2023 is 8.5% (December 31, 2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,925,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,575,000. As of December 31, 2023, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2023 were $1,810,479 (2022 - $2,477,794).

(b)        In June 2023, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The prime interest rate at December 31, 2023 was 8.5% (2022 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of December 31, 2023, the Company was in compliance with all loan covenants.

To secure repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of December 31, 2023 were $nil (2022 - $340,797). This amount was repaid in full during the year ended December 31, 2023.

12. LONG TERM DEBT

(a)        In October 2020, NanoChem signed a loan for $1,980,947 with Midland States Bank (“Midland”) with a rate of 3.85% to be repaid over 5 years with equal monthly payments including interest. The money was used to retire the debt at BMO Harris Bank (“Harris”) related to the loan to purchase a 65% interest in ENP Investments. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the year ended December 31, 2023 was $nil (2022 - $30,334). The balance owing at December 31, 2023 was $nil (2022 - $nil).

(b)        In October 2020, NanoChem signed a loan for $894,253 with Midland with an interest rate 3.85% to be repaid over two years with equal monthly payments including interest. The funds were used to replace the loan at Harris for the purchase of new manufacturing equipment. In June 2022, the loan was paid in full with funds from Stock Yards. Interest expense for the year ended December 31, 2023 was $nil (2022 - $5,816). The balance owing at December 31, 2023 was $nil (2022 - $nil)

(c)        In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 4.5%. Interest expense for the year ended December 31, 2023 was $17,911 (2022 - $17,107). The balance owing at December 31, 2023 was $399,269 (2022 - $415,430).

To secure repayment of any amounts borrowed under the mortgage, the Company granted Stock Yards a security interest in real property under the mortgage and all rents on said property.

(d)        In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the year ended December 31, 2023 was $66,957 (2022 - $45,113). The balance owing at December 31, 2023 was $1,004,747 (2022 - $1,632,672).

(e)        In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the year ended December 31, 2023 was $122,544 (2022 - $62,679). The balance owing at December 31, 2023 was $2,737,232 (2022 - $2,813,015).

(f)        In June 2022, ENP Peru obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the year ended December 31, 2023 was $13,877 (2022 - $7,077). The balance owing at December 31, 2023 was $250,207 (2022 - $256,162).

(g)        In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the year ended December 31, 2023 was $67,397 (2022 - $23,632). The balance owing at December 31, 2023 was $1,475,188 (2022 - $1,036,798).

(h)        In June 2023, 317 Mendota signed a five year loan for up to $3,240,000 with Stock Yards to purchase a building and any necessary renovations. Interest only payments are required for the first 12 months with interest and principal being paid the remaining four years and a lump sum due in June 2028. Interest expense for the year ended December 31, 2023 was $95,396 (2022 - $nil). The balance owing at December 31, 2023 was $2,248,292 (2022 - $nil).

As of December 31, 2023, Company was in compliance with all loan covenants.

Continuity	December 31, 2023	December 31, 2022
Balance, January 1	$6,154,077	$2,366,598
Plus: Proceeds from loans	2,686,682	3,230,798
Plus: Loan acquired with acquisition of ENP Peru	-	2,849,500
Less: Payments on loan	(725,823)	(2,292,819)
Balance, end of period	$8,114,936	$6,154,077

Outstanding balance at December 31,	December 31, 2023	December 31, 2022
a) Long term debt – Midland States Bank	$-	$-
b) Long term debt – Midland States Bank	-	-
c) Long term debt – Stock Yards Bank & Trust	399,269	415,430
d) Long term debt – Stock Yards Bank & Trust	1,004,748	1,632,672
e) Long term debt – Stock Yards Bank & Trust	2,737,232	2,813,015
f) Long term debt – Stock Yards Bank & Trust	250,207	256,162
g) Long term debt – Stock Yards Bank & Trust	1,475,188	1,036,798
h) Long term debt – Stock Yards Bank & Trust	2,248,292	—
Long-term debt	8,114,936	6,154,077
Less: current portion	(1,281,632)	(717,612)
	$6,833,304	$5,436,465

13. INCOME TAXES

The provision for income tax expense (benefit) is comprised of the following:

	2023	2022
Current tax, federal	$753,683	$1,017,059
Current tax, state	340,952	460,098
Current tax, foreign	151,236	216,082
Current tax	1,245,871	1,693,239
Income tax recovery	(1,127,689)	(1,476,088)
Current tax, total	118,182	217,151

Deferred income tax, federal	(172,763)	(49,088
Deferred income tax, state	(78,154)	(22,207
Deferred income tax, foreign	-	-
Deferred income tax, total	(250,917)	(71,295
Total	$(132,735)	$145,856

The following table reconciles the income tax expense at the U.S. Federal statutory rate to income tax expense at the Company’s effective tax rates.

	2023	2022
Income before tax	$3,623,250	$7,859,085
US statutory tax rates	30.50%	30.50%
Expected income tax	1,105,091	2,397,021
Non-deductible items	362,554	(243,167)
Change in estimates and other	(1,585,427)	(2,004,041)
Foreign tax rate difference	(92,379)	(226,611)
Change in valuation allowance	77,426	(222,654)
Total income taxes	(132,735)	145,856

Current income tax expense	118,182	217,151
Deferred tax recovery	(250,917)	(71,295)
Total income tax expense (recovery)	$(132,735)	$145,856

Included in current income tax expense for the year ended December 31, 2023 is a recovery of $1,127,689 (2022 - $1,476,088) for a revision of estimated current taxes payable for previous years.

20

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2023 and 2022 are comprised of the following:

	2023	2022
Canada
Non capital loss carryforwards	$855,176	$891,954
Intangible assets	-	-
Property, equipment and leaseholds	30,916	47,279
	886,092	939,233
Valuation allowance	(886,092)	(939,233)
Net deferred tax asset	$-	$-

US
	2023	2022
Net operating loss carryforwards	$-	$-
Intangible assets	(11,346)	(6,070)
Investments	-	(7,676)
Property, equipment and leaseholds	(248,701)	(486,713)
Property, equipment and leaseholds	284,794	274,289
Financial instruments	-	-
Deferred tax asset not recognized	-	-
Net deferred tax asset (liability)	$24,747	$(226,170)

The Company has non-capital loss carryforwards of approximately $3,718,155 (2022 - $3,878,060) which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Loss
2030	407,947
2031	941,856
2032	615,878
2037	1,692,555
2039	48,048
2040	11,871
Total	3,718,155

As at December 31, 2023, the Company has no net operating loss carryforwards available for US tax purposes.

Accounting for Uncertainty for Income Tax

As at December 31, 2023 and 2022, the Company’s consolidated balance sheets did not reflect an asset for uncertain tax positions but did account for accrued penalties or interest associated with income taxes not yet filed. The Company has no income tax examinations in progress.

14. INCOME PER SHARE

The Company presents both basic and diluted income per share on the face of its consolidated statements of income. Basic and diluted income per share are calculated as follows:

	2023	2022

Net income attributable to controlling interest	$2,775,864	$7,021,604
Weighted average common shares outstanding:
Basic	12,434,886	12,379,316
Diluted	12,489,467	12,466,415
Net income per common share attributable to controlling interest:
Basic	$0.22	$0.57
Diluted	$0.22	$0.56

Certain stock options whose terms and conditions are described in Note 15, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2023	2022

Anti-dilutive options	740,000	1,304,000

There were no preferred shares issued and outstanding during the years ended December 31, 2023 and 2022.

15. STOCK OPTIONS

The Company has a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant unless a executive employee is granted a multi-year stock option grant where an equal amount vests over the next 5 years. The maximum term of options granted is 5 years and the exercise price for all options are issued for not less than fair market value at the date of the grant.

The following table summarizes the Company’s stock option activities for the years ended December 31, 2023 and 2022:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2021	789,500	$1.42 – 4.13	$2.78
Granted	981,000	$3.55 – 3.61	$3.55
Cancelled or expired	(13,486)	$1.70 – 3.61	$2.32
Exercised	(71,014)	$1.42 – 2.44	$1.98
Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.26
Cancelled or expired	(564,000)	$3.46 – 4.13	$3.55
Exercised	(8,000)	$1.70	$1.70
Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Exercisable, December 31, 2023	754,000	$1.75 – 3.61	$2.93

The weighted-average remaining contractual life of outstanding options is 2.90 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2022
Expected life – years	3.0
Interest rate	1.76 – 3.64%
Volatility	66.01 - 69.66%
Weighted average fair value of options granted	$1.46 – 1.65

During the year ended December 31, 2023, the Company granted nil (2022 – 46,000) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $nil (2022 - $14,850). Options granted in other years resulted in additional expenses of $62,241 (2022 – $62,187). During the year ended December 31, 2023, employees were granted nil (2022 – 935,000) stock options, which resulted in expenses of $nil (2022 – $172,731). Options granted in other years resulted in additional expenses in the amount of $328,769 for employees during the year ended December 31, 2023 (2022 - $149,380). There were 8,000 employee and nil consultant stock options exercised during the year ended December 31, 2023 (2022 – 54,500 employee; 16,514 consultant).

As of December 31, 2023, there was approximately $375,351 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.5 years.

The aggregate intrinsic value of vested options outstanding at December 31, 2023 is $nil (2022 – $69,190). The intrinsic value of options exercised during the year ended December 31, 2023 was $11,520 (2022 - $96,989).

16. CAPITAL STOCK

During the year ended December 31, 2023, 8,000 shares were issued upon the exercise of employee stock options (2022 – 54,500) and nil shares were issued upon the exercise of consultant stock options (2022 – 16,514).

During the year ended December 31, 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the consolidated statements of income and comprehensive income for the year ended December 31, 2023 (2022 - $nil).

In the year ended December 31, 2023, the Company announced a special dividend of $0.05 per share that was paid on May 16, 2023 to shareholders (2022 - $nil).

17. NON-CONTROLLING INTERESTS

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $3,225,957.

Balance, December 31, 2021	$2,602,843
Distribution	(689,434)
Non-controlling interest share of income	691,625
Balance, December 31, 2022	2,605,034
Distribution	(719,439)
Non-controlling interest share of income	1,015,604
Balance, December 31, 2023	$2,901,199

During the year ended December 31, 2023, the Company had sales of $6,811,083 (2022 - $6,667,815) to the NCI, of which $4,225,028 is included within Accounts Receivable as of December 31, 2023 (2022 – $3,634,083).

b) 317 Mendota is a LLC that owns real estate that the Company intends to occupy part of while renting out the excess. The Company owns a 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these financial statements. The 317 NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents 317 NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building.

Balance, December 31, 2022	$-
Acquisition	200,000
Non-controlling interest share of loss	(35,483)
Balance, December 31, 2023	$164,517

18. SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

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

The accounting policies of the segments are the same as those described in Note 2, Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses

The Company’s reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies.

Year ended December 31, 2023:

	EWCP	BCPA	Consolidated

Sales	$572,845	$37,751,961	$38,324,806
Interest expense	387	498,279	498,666
Depreciation	17,411	1,668,908	1,686,319
Current and deferred income tax recovery (expense)	(35,341)	168,076	132,735
Segment profit	(256,390)	3,032,254	2,775,864
Segment assets	4,843,123	50,627,932	55,471,055
Expenditures for segment assets	-	4,990,675	4,990,675

Year ended December 31, 2022:

	EWCP	BCPA	Consolidated

Sales	$528,462	$45,312,007	$45,840,469
Interest expense	-	292,949	292,949
Depreciation	33,876	1,243,555	1,277,431
Current and deferred income tax expense	18,898	126,958	145,856
Segment profit	(334,525)	8,047,754	7,713,229
Segment assets	2,810,091	48,777,101	51,587,192
Expenditures for segment assets	-	1,981,307	1,981,307

Sales by territory are shown below:

	2023	2022

Canada	$755,844	$552,123
United States and abroad	37,568,962	45,288,346
Total	$38,324,806	$45,840,469

The Company’s long-lived assets (property, equipment, leaseholds, right of use assets, intangibles, and goodwill) are located in Canada and the United States as follows:

	2023	2022

Canada	$142,577	$150,890
United States	17,958,778	14,699,896
Total	$18,101,355	$14,850,786

Three customers accounted for $20,482,798 (53%) of sales made in 2023 (2022 - $27,775,616 or 61%).

19. SUBSEQUENT EVENTS

In January 2024, the Company issued 15,000 shares upon the exercise of consultant stock options.

In January 2024, the Company granted 494,000 stock options to employees and 56,000 stock options to consultants.

In March 2024, the Company terminated its lease in Naperville, IL. All operations are now consolidated in the Peru, IL locations.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2023 we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2023.

Item 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	67	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	71	Director
Robert Helina	58	Director
Tom Fyles	72	Director
Ben Seaman	43	Director
David Fynn	66	Director

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Plan. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2023 none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

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

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2023.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2023	$785,368	—	—	$(660,000)	—	$125,368
President, Chief Executive Financial and Accounting Officer	2022	$769,293	—	—	$660,000	—	$1,429,293

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table. The options granted to Daniel O’Brien in 2022 were cancelled in 2023.

(5)	All other compensation received that we could not properly report in any other column of the table.

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

In the fall of 2023, Daniel O’Brien, CEO, relocated to Grand Cayman in order to help with international sales. He requested that his salary be reduced to a flat $600,000 per year with annual increases at the same rate as other employees receive. The compensation committee agreed and granted Mr. O’Brien’s request.

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

During the fiscal year ended December 31, 2023 we issued nil options pursuant to the Non-Qualified Plan (2022 – 5,000).

As of December 31, 2023, options to purchase 542,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $1.75 and $3.61 per share and the options expire at various dates between on January 31, 2024 and December 31, 2026.

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

During the fiscal year ended December 31, 2023 we issued nil options pursuant to the Stock Incentive Plan (2022 – 976,000).

As of December 31, 2023, options to purchase 572,000 shares of our common stock were outstanding under our Stock Incentive Plan. The exercise price of these options are $3.55 per share and the options expire on December 31, 2027.

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to both our Non-Qualified Stock Option Plan and Stock Incentive Plan as of December 31, 2023, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	542,000	$2.40	57,000
Stock Incentive Plan	572,000	$3.55	524,000

Both our Non-Qualified Stock Option Plan and Stock Incentive Plan have been approved by our shareholders.

No options were exercised by our executive officers during the fiscal year ended December 31, 2023.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $6,000 annually for each year that they serve with an additional $4,000 paid to the head of the Audit Committee -

Our directors received the following compensation in 2023:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$10,000	—	—
Robert Helina	$6,000
Tom Fyles	$6,000	—	—
Ben Seaman	$6,000	—	—
David Fynn	$6,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

Daniel B. O’Brien was not compensated for serving as a director during 2023.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,270,156	34.3%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	0	0%
46081 Greenwood Dr.
Chilliwack, BC
Canada V2R 4C9

Robert Helina	25,000	0.2%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	20,000	0.2%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors
as a group (6 persons)	4,315,156	34.7%

Other Principal Shareholders
Comprehensive Financial Planning, Inc.	1,351,221	10.9%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 29, 2023, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Robert Helina	5,000	$2.44	December 31, 2024
	5,000	$2.44	December 31, 2025
	5,000	$3.61	December 31, 2026
	5,000	$3.55	December 31, 2027

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Smythe LLP examined our consolidated financial statements for the years ended December 31, 2023 and 2022.

Audit Fees

Smythe LLP was paid $127,487 in the fiscal year ended December 31, 2023 for professional services rendered in the audit of our annual financial statements and for the reviews of the condensed interim financial statements included in our quarterly reports on Form 10-Q during that fiscal year. Smythe LLP was paid $128,456 for professional services rendered in the audit of our annual financial statements and for the reviews of the condensed interim financial statements included in our quarterly reports on Form 10-Q during fiscal 2022.

Tax Fees

Smythe LLP has been retained to file our taxes for the fiscal years ended December 31, 2018 and onwards. Smythe LLP was paid $14,079 in the fiscal year ended December 31, 2023 for professional services rendered in preparing our taxes.

All Other Fees

Smythe LLP was not paid any other fees for professional services during the fiscal years ended December 31, 2023 and 2022.

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

During the year ended December 31, 2023 our Audit Committee approved all of the fees paid to Smythe LLP. Our Audit Committee has determined that the rendering of all non-audit services by Smythe LLP is compatible with maintaining its independence.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description

3.1	Articles of Incorporation of the Registrant. (1)
3.2	Bylaws of the Registrant. (1)
19	Insider Trading Policy and Procedures
21.1	Subsidiaries. (2)
23.1	Consent of Independent Accountants.
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer, Principal Financial and Accounting Officer and a Director	March 29, 2024
Daniel B. O’Brien

/s/ John H. Bientjes	Director	March 29, 2024
John H. Bientjes

/s/ Robert T. Helina	Director	March 29, 2024
Robert T. Helina

/s/ Thomas Fyles	Director	March 29, 2024
Thomas Fyles

/s/ Ben Seaman	Director	March 29, 2024
Ben Seaman

/s/ David Fynn	Director	March 29, 2024
David Fynn

