Form 10-Q
period 2024-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2024-05-15
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,450,532	May 15, 2024

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current
Cash	$5,302,954	$5,017,583
Term deposits (Note 2)	3,023,757	2,690,241
Accounts receivable, net (Note 4)	12,992,543	9,843,056
Inventories (Note 5)	10,459,256	11,134,889
Prepaid expenses and deposits	741,495	1,540,923
Total current assets	32,520,005	30,226,692
Property, equipment and leaseholds, net (Note 6)	13,267,240	13,171,787
Right of use assets (Note 3)	-	115,293
Intangible assets (Note 7)	2,240,000	2,280,000
Long term deposits (Note 8)	840,592	824,254
Investments (Note 9)	5,889,161	6,033,960
Goodwill (Note 7)	2,534,275	2,534,275
Deferred tax asset (Note 2)	284,794	284,794
Total Assets	$57,576,067	$55,471,055

Liabilities
Current
Accounts payable	$1,397,915	$1,984,592
Accrued liabilities	699,005	284,131
Deferred revenue	131,827	148,292
Income taxes payable	4,749,391	4,485,213
Short term line of credit (Note 10)	3,259,935	1,810,479
Current portion of lease liability (Note 3)	-	59,520
Current portion of long term debt (Note 11)	1,665,440	1,281,632
Total current liabilities	11,903,513	10,053,859
Lease liability (Note 3)	-	55,773
Deferred income tax liability (Note 2)	260,047	260,047
Long term debt (Note 11)	6,321,396	6,833,304
Total Liabilities	18,484,956	17,202,983

Stockholders’ Equity
Capital stock (Note 13)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,450,532 (December 31, 2023: 12,432,523) common shares	12,451	12,436

Capital in excess of par value	18,211,607	17,932,015
Other comprehensive loss	(767,923)	(795,146)
Accumulated earnings	18,510,277	18,053,051
Total stockholders’ equity – controlling interest	35,966,412	35,202,356
Non-controlling interests (Note 14)	3,124,699	3,065,716
Total Stockholders’ Equity	39,091,111	38,268,072
Total Liabilities and Stockholders’ Equity	$57,576,067	$55,471,055

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2024	2023
Sales	$9,224,872	$9,847,517
Cost of sales	6,404,505	6,762,525
Gross profit	2,820,367	3,084,992

Operating Expenses
Wages	651,158	671,692
Administrative salaries and benefits	417,859	393,014
Insurance	244,260	201,530
Interest expense	175,266	134,870
Office and miscellaneous	157,623	98,846
Research	126,654	21,502
Consulting	99,921	62,977
Utilities	73,676	7,487
Advertising and promotion	66,949	48,398
Travel	66,261	61,652
Professional fees	60,995	62,767
Investor relations and transfer agent fee	39,304	89,892
Lease expense	30,150	25,295
Telecommunications	13,532	12,578
Shipping	7,829	4,666
Currency exchange	(1,635)	2,576
Commissions	-	2,985
Total operating expenses	2,229,802	1,902,727

Operating income	590,565	1,182,265

Loss on lease termination	(41,350)	-
Gain on investment	182,975	69,995
Interest income	48,197	12,011
Income before income tax	780,387	1,264,271

Income taxes
Income tax expense	(264,178)	(299,777)
Net income for the period including non-controlling interests	516,209	964,494
Less: Net income attributable to non-controlling interests	(58,983)	(80,125)
Net income attributable to controlling interest	$457,226	$884,369
Income per share (basic and diluted)	$0.04	$0.07

Weighted average number of common shares (basic)	12,449,699	12,432,914
Weighted average number of common shares (diluted)	12,449,699	12,532,404
Other comprehensive income (loss):
Net income	516,209	964,494
Unrealized income (loss) on foreign currency translations	27,223	(167,239)
Total comprehensive income	$543,432	$797,255
Comprehensive income – non-controlling interest	(58,983)	(80,125)
Comprehensive income attributable to Flexible Solutions International Inc.	$484,449	$717,130

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating activities
Net income for the period including non-controlling interests	$516,209	$964,494
Adjustments to reconcile net income to net cash:
Stock based compensation	253,357	185,298
Depreciation and amortization	422,669	342,810
Lease right of use amortization	13,694	12,775
Lease right of use financing	1,186	1,745
Loss on terminating lease	41,350
Gain on investment	(182,975)	(69,995)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(3,149,487)	(1,383,671)
Decrease in inventory	675,633	39,607
Decrease (increase) in prepaid expenses	799,428	(21,497)
(Decrease) increase in accounts payable and accrued liabilities	(171,028)	(179,149)
Increase in income taxes payable	264,178	152,577
Decrease in deferred revenue	(16,465)	(273,223)

Cash used in operating activities	(532,251)	(228,229)

Investing activities
Long term deposits	(21,778)	(342,747)
Net purchase of property, equipment and leaseholds	(478,123)	(213,060)
Proceeds of equity investment	327,000	-

Cash used in investing activities	(172,901)	(555,807)

Financing activities
Draw from short term line of credit	1,449,456	844,913
Repayment of long term debt	(185,916)	(177,639)
Proceeds of long term debt	57,816	-
Lease payments	(50,790)	(14,520)
Proceeds from issuance of common stock	26,250	13,600

Cash used in financing activities	1,296,816	666,354

Effect of exchange rate changes on cash	27,223	(167,239)

Inflow (outflow) of cash	618,887	(284,921)
Cash, beginning	7,707,824	6,815,099

Cash, ending	$8,326,711	$6,530,178

Cash consists of:
Cash	$5,302,954	$5,530,178
Term Deposits	3,023,757	1,000,000
	$8,326,711	$6,530,178

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072
Translation adjustment	—	—	—	—	27,223	27,223	—	27,223
Net income	—	—	—	457,226	—	457,226	58,983	516,209
Common stock issued	15,000	15	26,235	—	—	26,250	—	26,250
Stock-based compensation	—	—	253,357	—	—	253,357	—	253,357

Balance March 31, 2024	12,450,532	$12,451	$18,211,607	$18,510,277	$(767,923)	$35,966,412	$3,124,699	$39,091,111

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2022	12,426,260	$12,426	$17,523,345	$15,903,964	$(805,799)	$32,633,936	$2,605,034	$35,238,970
Translation adjustment	—	—	—	—	(167,239)	(167,239)	—	(167,239
Net income	—	—	—	884,369	—	884,369	80,125	964,494
Common stock issued	9,272	10	13,590	—	—	13,600	—	13,600
Stock-based compensation	—	—	185,298	—	—	185,298	—	185,298

Balance March 31, 2023	12,435,532	$12,436	$17,722,233	$16,788,333	$(973,038)	$33,549,964	$2,685,159	$36,235,123

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024

(U.S. Dollars - Unaudited)

1. BASIS OF PRESENTATION

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

In 2022, NanoChem purchased an additional 50% in ENP Peru, increasing its share to 91.67%. ENP Investments owned the remaining 8.33%, of which the Company has a 65% interest. In 2023, NanoChem purchased the remaining 8.33% of shares to become sole owner. ENP Peru was previously accounted for under the equity method however, it is now consolidated into the financial statements from the date control was obtained.

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

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of March 31, 2024 and the results of its operations for the three months then ended. The consolidated balance sheet as of December 31, 2023 is derived from the December 31, 2023 audited financial statements.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions. As of March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

(b) Term Deposits.

The Company has five term deposits that are maintained by commercials banks. The first term deposit is for $688,126 and matures in April 2024. This deposit pays 4.908% interest and if withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The second term deposit is for $303,954 and matures in February 2025. This deposit pays 1.3% interest and if withdrawn before maturity, a penalty may be applied. The third term deposit is for $720,982, matures in May 2024 and pays interest at a rate of 3.00%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The fourth term deposit is for $1,000,000 and matures in May 2024. This deposit pays 3.85% and if withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The fifth term deposit is for $310,695, matures in August 2024 and pays interest at a rate of 3.85%. If withdrawn before maturity, a penalty may be applied.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2024 - $128,289; 2023 - $143,173). Shipping and handling costs incurred are included in cost of goods sold (2024 - $216,503; 2023 - $255,489).

(d) Allowance for expected credit losses.

The Company’s expected credit losses are determined through a review using historical credit loss experience; changes in asset specific characteristics, current conditions, and reasonable and supportable future forecasts, among other specific account data, and is performed at least quarterly. The company develops and documents its methodology to determine its allowance for expected credit losses. Risk characteristics used by the Company may include customer mix, knowledge of customers and general economic conditions of the various local economics, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management has reviewed the balance reserved through the allowance for expected losses and believes it is reasonable.

(e) Property, Equipment, Leaseholds and Intangible Assets.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Building and improvements	10% Declining balance
Automobiles	Straight-line over 5 years
Technology	Straight-line over 10 years
Leasehold improvements	Straight-line over lease term
Customer relationships	Straight-line over 15 years

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

(h) Revenue Recognition.

The Company generates revenue primarily from energy and water conservation products and biodegradable polymers, as further discussed in Note 15.

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2024 and 2023.

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

In accordance with FASB Codification Topic 740, Income taxes (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2024, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as interest expense in the consolidated statements of income and comprehensive income.

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $5,106,905 (55%) for the three months ended March 31, 2024 (2023 - $4,366,106 or 44%). Accounts receivable for the Company’s three primary customers totaled $7,843,766 (60%) at March 31, 2024 (December 31, 2023 - $6,561,164 or 67%). See Note 4 for allowance for doubtful accounts, all unrelated to our primary customers.

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

In order to manage its exposure to foreign exchange risks, the Company closely monitors the fluctuations in the foreign currency exchange rates and the impact on the value of cash, accounts receivable, and accounts payable and accrued liabilities. The Company has not hedged its exposure to currency fluctuations.

The Company is exposed to interest rate risk to the extent that the fair value or future cash flows for financial liabilities will fluctuate as a result of changes in market interest rates. The Company is exposed to interest rate risk on its long-term debt subject to fixed long-term interest rates.

In order to manage its exposure to interest rate risk, the Company closely monitors fluctuations in market interest risks and will refinance its long-term debt where possible to obtain more favourable rates.

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other, (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed at December 31, 2023. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three months ended March 31, 2024.

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

In March 2024, the Company consolidated NanoChem operations into the Peril, IL locations and terminated the lease in Naperville, IL. The Company had to pay a penalty of $35,910 and forfeited the $5,440 security deposit to terminate the lease early and incurred a loss of $41,350 on early termination of the lease. The table below summarizes the right-of-use asset and lease liability for the periods ended March 31, 2024 and December 31, 2023.

Right of Use Assets
Balance at December 31, 2022	$167,222
Depreciation	(51,929)
Balance at December 31, 2023	$115,293
Depreciation	(13,694)
Early termination of lease	(101,599)
Balance at March 31, 2024	$-

Lease Liability
Balance at December 31, 2022	$167,222
Lease interest expense	6,151
Payments	(58,080)
Balance at December 31, 2023	$115,293
Lease interest expense	1,186
Payments	(14,880)
Early termination of lease	(101,599)
Balance at March 31, 2024	$-

4. ACCOUNTS RECEIVABLE

	March 31, 2024	December 31, 2023

Accounts receivable	$13,281,820	$10,133,249
Allowances for doubtful accounts	(289,277)	(290,193)
	$12,992,543	$9,843,056

5. INVENTORIES

	March 31, 2024	December 31, 2023

Completed goods	$2,139,797	$2,682,158
Raw materials and supplies	8,319,459	8,452,731
	$10,459,256	$11,134,889

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	March 31, 2024	Accumulated	March 31, 2024
	Cost	Depreciation	Net
Buildings and improvements	$12,408,992	$4,049,352	$8,359,640
Automobiles	196,255	147,232	49,023
Office equipment	122,161	111,825	10,336
Manufacturing equipment	10,424,369	6,016,720	4,407,649
Land	440,592	—	440,592
Leasehold improvements	88,872	88,872	—
Technology	100,819	100,819	—
	$23,782,060	$10,514,820	$13,267,240

	December 31, 2023	Accumulated	December 31, 2023
	Cost	Depreciation	Net
Buildings and improvements	$12,341,605	$3,896,887	$8,444,718
Automobiles	196,255	140,040	56,215
Office equipment	177,623	165,048	12,575
Manufacturing equipment	10,017,466	5,799,779	4,217,687
Land	440,592	—	440,592
Leasehold improvements	88,872	88,872	—
Technology	103,292	103,292	—
	$23,365,705	$10,193,918	$13,171,787

Amount of depreciation expense for three months ended March 31, 2024 was: $382,669 (2023 - $302,810) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

In January 2024, the Company lost power during a winter storm and some frozen pipes caused damage at two different locations. Insurance was in place and repairs are currently being made.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2022 and 2023 and March 31, 2024	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2022 and 2023 and March 31, 2024	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2022	1,670,000
Amortization	(160,000)
Balances as of December 31, 2023	$1,510,000
Amortization	(40,000)
Balances as of March 31, 2024	$1,470,000

The amount of amortization for three months ended March 31, 2024 was $40,000 (2023 - $40,000) and was included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

Definite lived intangible assets consist of customer relationships and software related to the acquisition of ENP Investments.

Estimated amortization expense over the next five years is as follows:

2024	$160,000
2025	160,000
2026	160,000
2027	160,000
2028	160,000

8. LONG TERM DEPOSITS

The Company has security deposits that are long term in nature which consist of damage deposits held by landlords and deposits held by various vendors for equipment purchases.

	March 31, 2024	December 31, 2023

Long term deposits	$840,592	$824,254

9. INVESTMENTS

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2022	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, December 31, 2023 and March 31, 2024	$-

(b) In December 2018, the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a non-convertible promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. During the year ended December 31, 2021, the Company entered an agreement with Applied to extend the maturity date of this promissory note to December 2023. In October 2023, the Company received the payment of $200,000 to settle the promissory note and the balance of this investment at March 31, 2024 is $nil (December 31, 2023 - $nil). In accordance with FASB Codification Topic 321, Investments – Equity Securities (ASC 321), the Company has elected to account for this investment at cost.

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

(d) In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2022	$3,758,895
Gain in equity method investment	505,065
Return of equity	(200,000)
Balance, December 31, 2023	4,063,960
Gain in equity method investment	182,201
Return of equity	(327,000)
Balance, March 31, 2024	$3,919,161

Summarized profit and loss information related to the equity accounted investment is as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023

Net sales	$3,319,582	$3,447,125
Gross profit	1,014,988	965,052
Net income	$364,403	$139,990

During the three months ended March 31, 2024, the Company had sales of $2,299,938 (2023 - $1,778,897) to the Florida Based LLC, of which $1,723,833 is included within Accounts Receivable as at March 31, 2024 (December 31, 2023 - $2,073,813).

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

10. SHORT-TERM LINE OF CREDIT

(a) In June 2023, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”), increasing the limit by $500,000 from the previous line of credit. The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at March 31, 2024 is 8.5% (December 31, 2023 - 8.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,925,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,575,000. As of March 31, 2024, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2024 were $3,259,935 (December 31, 2023 - $1,810,479).

(b) In June 2023, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at March 31, 2024 is 8.5% (December 31, 2023 - 8.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of March 31, 2024, the Company was in compliance with all loan covenants.

To secure repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of March 31, 2024 were $nil (December 31, 2023 were $nil).

11. LONG TERM DEBT

(a) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 4.5%. Interest expense for the three months ended March 31, 2024 was $4,373 (2023 - $4,501). The balance owing at March 31, 2024 was $396,371 (December 31, 2023 - $399,269).

To secure repayment of any amounts borrowed under the mortgage, the Company granted Stock Yards a security interest in real property under the mortgage and all rents on said property.

(b) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the three months ended March 31, 2024 was $11,801 (2023 - $19,409). The balance owing at March 31, 2024 was $842,828 (December 31, 2023 - $1,004,748).

(c) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the three months ended March 31, 2024 was $30,003 (2023 - $30,530). The balance owing at March 31, 2024 was $2,717,683 (December 31, 2023 - $2,737,232).

(d) In June 2022, ENP Peru obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the three months ended March 31, 2024 was $3,409 (2023 - $3,452). The balance owing at March 31, 2024 was $248,658 (December 31, 2023 - $250,207).

(e) In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the three months ended March 31, 2024 was $23,525 (2022 - $15,917). The balance owing at March 31, 2024 was $1,533,004 (December 31, 2023 - $1,475,188).

(f) In June 2023, 317 Mendota signed a five year loan for up to $3,240,000 with Stock Yards to purchase a building and any necessary renovations. Interest only payments are required for the first 12 months with interest and principal being paid the remaining four years and a lump sum due in June 2028. Interest expense for the three months ended March 31, 2024 was $46,886 (2023 - $nil). The balance owing at March 31, 2024 was $2,248,292 (December 31, 2023 - $2,248,292).

As of March 31, 2024, Company was in compliance with all loan covenants.

Continuity	March 31, 2024	December 31, 2023
Balance, January 1	$8,114,936	$6,154,077
Plus: Proceeds from loans	57,816	2,686,682
Less: Payments on loan	(185,916)	(725,823)
Balance, end of period	$7,986,836	$8,114,936

Outstanding balance	March 31, 2024	December 31, 2023
a) Long term debt – Stock Yards Bank & Trust	$396,371	$399,269
b) Long term debt – Stock Yards Bank & Trust	842,828	1,004,748
c) Long term debt – Stock Yards Bank & Trust	2,717,683	2,737,232
d) Long term debt – Stock Yards Bank & Trust	248,658	250,207
e) Long term debt – Stock Yards Bank & Trust	1,533,004	1,475,188
f) Long term debt – Stock Yards Bank & Trust	2,248,292	2,248,292
Long-term debt	7,986,836	8,114,936
Less: current portion	(1,665,440)	(1,281,632)
	$6,321,396	$6,833,304

12. STOCK OPTIONS

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2023 and the three-month period ended March 31, 2024:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.26
Cancelled or expired	(564,000)	$3.46 – 4.13	$3.55
Exercised	(8,000)	$1.70	$1.70
Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	950,000	$2.00	$2.00
Cancelled or expired	(103,000)	$1.75 – 3.61	$2.06
Exercised	(15,000)	$1.75	$1.75
Balance, March 31, 2024	1,946,000	$2.00 – 3.61	$2.65
Exercisable, March 31, 2024	814,000	$2.00 – 3.61	$2.86

The weighted-average remaining contractual life of outstanding options is 3.75 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2024
Expected life – years	3.0
Interest rate	3.893 – 4.22%
Volatility	59.72 – 60.35%
Weighted average fair value of options granted	$0.71 – 0.79

During the three months ended March 31, 2024, the Company granted 56,000 (2023 – nil) stock options to consultants and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $9,940 (2023 - $nil). Options granted in other years resulted in additional expenses of $nil (2023 – $62,241). During the three months ended March 31, 2024, employees were granted 894,000 (2023 – nil) stock options, which resulted in expenses of $199,687 (2023 – $nil). Options granted in other years resulted in additional expenses in the amount of $43,730 for employees during the three months ended March 31, 2024 (2023 - $328,769). There were 15,000 employee and nil consultant stock options exercised during the three months ended March 31, 2024 (2023 – 8,000 employee; nil consultant).

As of March 31, 2024, there was approximately $822,813 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.3 years.

The aggregate intrinsic value of vested options outstanding at March 31, 2024 is $nil (2023 – $161,430). The intrinsic value of options exercised during the three months ended March 31, 2024 was $720 (2023 - $11,520).

13. CAPITAL STOCK

During the three months ended March 31, 2024, 15,000 shares were issued upon the exercise of employee stock options (2023 – 8,000).

During the three months ended March 31, 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the unaudited interim condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2023.

During 2023, the Company announced a special dividend of $0.05 per share that was paid on May 16, 2023 to shareholders.

14. NON-CONTROLLING INTERESTS

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

Balance, December 31, 2022	$2,605,034
Distribution	(719,439)
Non-controlling interest share of income	1,015,604
Balance, December 31, 2023	2,901,199
Non-controlling interest share of income	80,460
Balance, March 31, 2024	$2,981,659

During the three months ended March 31, 2024, the Company had sales of $1,291,426 (2023 - $1,098,948) to NCI, of which $5,381,282 is included in Accounts Receivable as of March 31, 2024 (December 31, 2023 – $4,225,028).

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

Balance, December 31, 2022	$-
Acquisition	200,000
Non-controlling interest share of income	(35,483)
Balance, December 31, 2023	164,517
Non-controlling interest share of income	(21,477)
Balance, March 31, 2024	$143,040

15. SEGMENTED, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

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

Three months ended March 31, 2024:

	EWCP	BCPA	Consolidated

Sales	$41,608	$9,183,264	$9,224,872
Interest expense	-	175,266	175,266
Depreciation	3,883	418,786	422,669
Income tax expense	34,940	229,238	264,178
Segment profit	18,540	438,685	457,225
Segment assets	3,664,387	53,897,000	57,561,387
Expenditures for segment assets	-	(477,350)	(477,350)

Three months ended March 31, 2023:

	EWCP	BCPA	Consolidated

Sales	$80,660	$9,776,857	$9,847,517
Interest expense	-	134,870	134,870
Depreciation	4,279	360,905	365,184
Income tax expense	915	298,862	299,777
Segment profit	(151,728)	1,116,222	964,494
Segment assets	2,858,968	50,079,080	52,938,048
Expenditures for segment assets	-	(213,060)	(213,060)

Sales by territory are shown below:

	Three months ended March 31, 2024	Three months ended March 31, 2023

Canada	$88,478	$116,680
United States and abroad	9,136,394	9,730,837
Total	$9,224,872	$9,847,517

The Company’s long-lived assets (property, equipment, leaseholds, right of use assets, intangibles, and goodwill) are located in Canada and the United States as follows:

	March 31, 2024	December 31, 2023

Canada	$135,299	$142,577
United States	17,906,216	17,958,778
Total	$18,041,515	$18,101,355

Three primary customers accounted for $5,106,905 (55%) of sales during the three-month period ended March 31, 2024 (2023 - $4,366,106 or 44%).

16. COMPARATIVE FIGURES.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

17. SUBSEQUENT EVENTS

In April 2024, the Company announced a special dividend of $0.10 per share that to be paid on May 16, 2024 to shareholders of record on April 30, 2024.

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

Material changes in the Company’s Statement of Operations for three months ended March 31, 2024 compared to the same period in the prior year are discussed below:

Three Months ended March 31, 2024

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	D	Decreased customer orders.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.

Interest expense	I	Increased debt resulted in increased interest expense.

Office and Miscellaneous	I	One time moving costs associated with closing the Naperville location.

Research	I	New product development.

Consulting	I	Increased reliance on consultants instead of full time employees.

Utilities	I	Addition of real estate not yet rented out.

Advertising and promotion	I	Increased outreach to customers and prospects.

Lease termination fee	I	One time cost incurred terminating lease in Naperville, IL.

Investor relations	D	Reduced shares traded and filings required in 2023 did not reoccur in 2024.

Currency exchange	D	Currency exchange decreased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Three primary customers accounted for 55% of the Company’s sales during the three months ended March 31, 2024 (2023 - 44%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2024	2023

Company A	$1,291,426	$1,098,948
Company B	$2,299,938	$1,778,897
Company C	$1,515,541	$1,488,260

Customers with balances greater than 10% of our receivables as of March 31, 2024 and 2023 are shown below:

	March 31,
	2024	2023

Company A	$5,381,282	$4,654,000
Company B	$1,723,833	$1,470,846

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2024 and 2023 are shown below:

	2024	2023

Cash provided (used) by operations	(532,251)	(228,229)
Long term deposits	(21,778)	(342,747)
Proceeds of equity investment	327,000	-
Purchase of equipment	(478,123)	(213,060)
Borrowings from short term line of credit	1,449,456	844,913
Loan repayments	(185,916)	(177,639)
Proceeds of loans	57,816
Lease payments	(50,790)	(14,520)
Proceeds from sale of common stock	26,250	13,600
Changes in exchange rates	27,223	(167,239)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2024, working capital was $20,616,492 (December 31, 2023 - $20,172,833) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2024

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2024. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2024

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

May 15, 2024

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

