Form 10-Q
period 2024-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2024-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,450,532	August 14, 2024

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current
Cash	$6,843,825	$5,017,583
Term deposits (Note 2)	2,365,613	2,690,241
Accounts receivable, net (Note 4)	8,792,696	9,843,056
Inventories (Note 5)	10,333,958	11,134,889
Prepaid expenses and deposits	586,473	1,540,923
Total current assets	28,922,565	30,226,692
Property, equipment and leaseholds, net (Note 6)	13,976,733	13,171,787
Right of use assets (Note 3)	-	115,293
Intangible assets (Note 7)	2,200,000	2,280,000
Long term deposits (Note 8)	2,521,905	824,254
Investments (Note 9)	5,904,624	6,033,960
Goodwill (Note 7)	2,534,275	2,534,275
Deferred tax asset (Note 2)	284,794	284,794
Total Assets	$56,344,896	$55,471,055

Liabilities
Current
Accounts payable	$1,488,836	$1,984,592
Accrued liabilities	1,258,609	284,131
Deferred revenue	79,917	148,292
Income taxes payable	5,307,642	4,485,213
Short term line of credit (Note 10)	619,844	1,810,479
Current portion of lease liability (Note 3)	-	59,520
Current portion of long term debt (Note 11)	2,163,602	1,281,632
Total current liabilities	10,918,450	10,053,859
Lease liability (Note 3)	-	55,773
Deferred income tax liability (Note 2)	260,047	260,047
Long term debt (Note 11)	6,102,531	6,833,304
Total Liabilities	17,281,028	17,202,983

Stockholders’ Equity
Capital stock (Note 13)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,450,532 (December 31, 2023: 12,435,532) common shares	12,451	12,436

Capital in excess of par value	18,337,510	17,932,015
Other comprehensive loss	(732,805)	(795,146)
Accumulated earnings	18,545,020	18,053,051
Total stockholders’ equity – controlling interest	36,162,176	35,202,356
Non-controlling interests (Note 14)	2,901,692	3,065,716
Total Stockholders’ Equity	39,063,868	38,268,072
Total Liabilities and Stockholders’ Equity	$56,344,896	$55,471,055

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2024	2023
Sales	$10,528,739	$10,331,291
Cost of sales	6,589,644	7,292,438
Gross profit	3,939,095	3,038,853

Operating Expenses
Wages	594,384	787,621
Administrative salaries and benefits	289,777	394,305
Insurance	229,198	228,445
Office and miscellaneous	197,707	74,944
Interest expense	157,131	115,498
Consulting	142,395	69,253
Professional fees	122,470	79,532
Utilities	76,256	5,487
Advertising and promotion	63,283	62,011
Research	62,474	15,833
Travel	61,179	64,612
Currency exchange	47,681	13,925
Investor relations and transfer agent fee	46,174	32,993
Telecommunications	15,996	10,432
Lease expense	12,195	27,645
Shipping	7,014	5,100
Total operating expenses	2,125,314	1,987,636

Operating income	1,813,781	1,051,217

Gain on investment	115,463	256,708
Interest income	61,440	41,174
Income before income tax	1,990,684	1,349,099

Income taxes
Income tax expense	(558,251)	(354,372)
Net income for the period including non-controlling interests	1,432,433	994,727
Less: Net income attributable to non-controlling interests	(142,637)	(184,862)
Net income attributable to controlling interest	$1,289,796	$809,865
Income per share (basic)	$0.10	$0.07
Income per share (diluted)	$0.10	$0.06

Weighted average number of common shares (basic)	12,450,532	12,435,532
Weighted average number of common shares (diluted)	12,480,712	12,519,930
Other comprehensive income (loss):
Net income	1,432,433	994,727
Unrealized income (loss) on foreign currency translations	35,118	226,645
Total comprehensive income	$1,467,551	$1,221,372
Comprehensive income – non-controlling interest	(142,637)	(184,862)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,324,914	$1,036,510

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2024	2023
Sales	$19,753,611	$20,178,808
Cost of sales	12,994,149	14,054,963
Gross profit	6,759,462	6,123,845

Operating Expenses
Wages	1,245,542	1,459,313
Administrative salaries and benefits	707,636	787,319
Insurance	473,458	429,975
Office and miscellaneous	355,330	173,790
Interest expense	332,397	250,368
Consulting	242,316	132,230
Research	189,128	37,335
Professional fees	183,465	142,299
Utilities	149,932	12,974
Advertising and promotion	130,232	110,409
Travel	127,440	126,264
Investor relations and transfer agent fee	85,478	122,885
Currency exchange	46,046	16,501
Lease expense	42,345	52,940
Telecommunications	29,528	23,010
Shipping	14,843	9,766
Commissions	-	2,985
Total operating expenses	4,355,116	3,890,363

Operating income	2,404,346	2,233,482
Gain on investment	298,438	326,703
Loss on lease termination	(41,350)	-
Interest income	109,637	53,185
Income before income tax	2,771,071	2,613,370

Income taxes
Income tax expense	(822,429)	(654,149)
Net income for the period including non-controlling interests	1,948,642	1,959,221
Less: Net income attributable to non-controlling interests	(201,620)	(264,987)
Net income attributable to controlling interest	$1,747,022	$1,694,234
Income per share (basic and diluted)	$0.14	$0.14
Weighted average number of common shares (basic)	12,450,118	12,434,230
Weighted average number of common shares (diluted)	12,450,118	12,498,945
Other comprehensive income:
Net income	$1,948,642	$1,959,221
Unrealized gain (loss) on foreign currency translations	62,341	59,406
Total comprehensive income	$2,010,983	$2,018,627
Comprehensive income – non-controlling interest	(201,620)	(264,987)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,809,363	$1,753,640

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2024	2023

Operating activities
Net income for the period including non-controlling interest	$1,948,642	$1,959,221
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	379,260	366,526
Depreciation and amortization	939,524	751,574
Lease right of use amortization	13,694	25,687
Lease right of use financing	1,186	3,353
Loss on termination lease	41,350	-
Gain on investment	(298,438)	(326,703)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	1,050,360	2,014,807
(Increase) Decrease in inventories	800,931	3,646,494
(Increase) Decrease in prepaid expenses	954,450	(558,583)
Increase (Decrease) in accounts payable and accrued liabilities	478,723	(8,821)
Increase (Decrease) in taxes payable	822,429	405,577
Increase (Decrease) deferred revenue	(68,375)	(352,357)

Cash provided by operating activities	7,063,736	7,926,775

Investing activities
Long term deposits	(1,703,091)	(361,616)
Proceeds of equity method investment distributions	427,000	-
Net purchase of property, equipment and leaseholds	(1,663,697)	(3,784,193)
Non-controlling interest of 317 Mendota	-	200,000
Additional investment in Trio	-	(470,000)

Cash (used in) investing activities	(2,939,788)	(4,415,809)

Financing activities
Repayment of short term line of credit	(1,190,635)	(2,818,591)
Repayment of long term debt	(373,615)	(361,265)
Proceeds from loans	524,812	2,248,292
Dividends paid	(1,255,053)	(626,777)
Lease financing costs	(50,790)	(29,040)
Distributions to non-controlling interest	(365,644)	(387,696)
Proceeds of issuance of common stock	26,250	13,600

Cash (used in) financing activities	(2,684,675)	(1,961,477)

Effect of exchange rate changes on cash	62,341	59,406

Inflow (outflow) of cash	1,501,614	1,608,895
Cash and term deposits, beginning	7,707,824	6,815,099

Cash and term deposits, ending	$9,209,438	$8,423,994

Cash and term deposits are comprised of:
Cash	$6,843,825	$7,413,753
Term deposits	2,365,613	1,010,241
	$9,209,438	$8,423,994

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072
Translation adjustment	—	—	—	—	27,223	27,223	—	27,223
Net income	—	—	—	457,226	—	457,226	58,983	516,209
Common stock issued	15,000	15	26,235	—	—	26,250	—	26,250
Stock-based compensation	—	—	253,357	—	—	253,357	—	253,357
Balance March 31, 2024	12,450,532	$12,451	$18,211,607	$18,510,277	$(767,923)	$35,966,412	$3,124,699	$39,091,111
Translation adjustment	—	—	—	—	35,118	35,118	—	35,118
Net income	—	—	—	1,289,796	—	1,289,796	142,637	1,432,433
Dividends paid	—	—	—	(1,255,053)	—	(1,255,053)	—	(1,255,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(365,644)	(365,644)
Stock-based compensation	—	—	125,903	—	—	125,903	—	125,903
Balance June 30, 2024	12,450,532	$12,451	$18,337,510	$18,545,020	$(732,805)	$36,162,176	$2,901,692	$39,063,868

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

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024

(U.S. Dollars - Unaudited)

1. BASIS OF PRESENTATION

These interim condensed consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 80% controlling interest in 317 Mendota LLC (“317 Mendota”), and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019 the Company redomiciled into Alberta, Canada.

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

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of June 30, 2024 and the results of its operations for the three and six months then ended. The consolidated balance sheet as of December 31, 2023 is derived from the December 31, 2023 audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S, GAAP have been condensed or omitted. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the year ended December 31, 2023. The results of operations for the period ended June 30, 2024 are not necessarily indicative of the operating results that may be expected for the full year.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions. As of June 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

(b) Term Deposits.

The Company has four term deposits that are maintained by commercials banks. The first term deposit is for $303,954 and matures in February 2025. This deposit pays 1.3% interest and if withdrawn before maturity, a penalty may be applied. The second term deposit is for $731,767, matures in November 2024 and pays interest at a rate of 3.00%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The third term deposit is for $1,019,197 and matures in November 2024. This deposit pays 3.85% and if withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The fourth term deposit is for $310,695, matures in August 2024 and pays interest at a rate of 3.85%. If withdrawn before maturity, a penalty may be applied.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2024 - $288,826; 2023 - $286,290). Shipping and handling costs incurred are included in cost of goods sold (2024 - $509,167; 2023 - $542,321).

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2024 and 2023.

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

In accordance with FASB Codification Topic 740, Income taxes (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2024, the Company believes it has appropriately accounted for any unrecognized tax benefits.

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

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $9,843,563 (50%) for the six months ended June 30, 2024 (2023 - $9,276,058 or 46%) and $5,520,361 (52%) for the three months ended June 30, 2024 (2023 - $5,172,025 or 50%). Accounts receivable for the Company’s three primary customers for the six months ended June 30, 2024 totaled $4,443,400 or 49% (2023 - $4,172,657 or 56%). Accounts receivable for the Company’s three primary customers for the three months ended June 30, 2024 totaled $4,333,665 or 49% (2023 - $4,172,657 or 56%; December 31, 2023 - $6,561,164 or 67%).

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other, (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed at December 31, 2023. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or six months ended June 30, 2024.

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

In March 2024, the Company consolidated NanoChem operations into the Peril, IL locations and terminated the lease in Naperville, IL. The Company had to pay a penalty of $35,910 and forfeited the $5,440 security deposit to terminate the lease early and incurred a loss of $41,350 on early termination of the lease. The table below summarizes the right-of-use asset and lease liability for the periods ended June 30, 2024 and December 31, 2023.

Right of Use Assets
Balance at December 31, 2022	$167,222
Depreciation	(51,929)
Balance at December 31, 2023	$115,293
Depreciation	(13,694)
Early termination of lease	(101,599)
Balance at June 30, 2024	$-

Lease Liability
Balance at December 31, 2022	$167,222
Lease interest expense	6,151
Payments	(58,080)
Balance at December 31, 2023	$115,293
Lease interest expense	1,186
Payments	(14,880)
Early termination of lease	(101,599)
Balance at June 30, 2024	$-

4. ACCOUNTS RECEIVABLE

	June 30, 2024	December 31, 2023

Accounts receivable	$9,081,600	$10,133,249
Allowances for expected credit loss	(288,904)	(290,193)
	$8,792,696	$9,843,056

5. INVENTORIES

	June 30, 2024	December 31, 2023

Completed goods	$2,754,018	$2,682,158
Raw materials and supplies	7,579,940	8,452,731
	$10,333,958	$11,134,889

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	June 30, 2024	Accumulated	June 30, 2024
	Cost	Depreciation	Net
Buildings and improvements	$12,797,310	$4,208,582	$8,588,728
Automobiles	196,255	154,424	41,831
Office equipment	122,083	113,956	8,127
Manufacturing equipment	11,220,799	6,323,344	4,897,455
Land	440,592	—	440,592
Leasehold improvements	88,872	88,872	—
Technology	99,808	99,808	—
	$24,965,719	$10,988,986	$13,976,733

	December 31, 2023	Accumulated	December 31, 2023
	Cost	Depreciation	Net
Buildings and improvements	$12,341,605	$3,896,887	$8,444,718
Automobiles	196,255	140,040	56,215
Office equipment	177,623	165,048	12,575
Manufacturing equipment	10,017,466	5,799,779	4,217,687
Land	440,592	—	440,592
Leasehold improvements	88,872	88,872	—
Technology	103,292	103,292	—
	$23,365,705	$10,193,918	$13,171,787

Amount of depreciation expense for six months ended June 30, 2024 was: $859,524 (2023 - $671,574) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

In January 2024, the Company lost power during a winter storm and some frozen pipes caused damage at two different locations. Insurance was in place and repairs are currently being made. The Company currently has $423,123 under accrued liability for funds received in the first six months ended June 30, 2024 but the work has not yet been completed.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2023 and June 30, 2024	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2023 and June 30, 2024	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2022	1,670,000
Amortization	(160,000)
Balances as of December 31, 2023	$1,510,000
Amortization	(80,000)
Balances as of June 30, 2024	$1,430,000

The amount of amortization for three months ended June 30, 2024 was $80,000 (2023 - $80,000) and was included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

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

	June 30, 2024	December 31, 2023

Long term deposits	$2,521,905	$824,254

9. INVESTMENTS

(a) The Company previously held a 50% ownership interest in ENP Peru, split between NanoChem (41.67%) and ENP Investments (8.33%), which was acquired in fiscal 2016. ENP Peru is located in Illinois and leases warehouse space to other entities in the Company. In June 2022, NanoChem acquired an additional 50% ownership interest at a cost of $506,659 paid through a new cash payment was $247,659, mortgage was $259,000. The 35% non-controlling interest of the 8.33% owned by ENP Investments is included in non-controlling interest in these consolidated financial statements. The Company’s investment in ENP Peru was previously accounted for using the equity method, however, it is now consolidated into the consolidated financial statements from the date control was obtained. In June 2023, NanoChem purchased the remaining 8.33% of ENP Peru from ENP Investments to become full owner.

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2022	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, December 31, 2023 and June 30, 2024	$-

(b)In December 2018, the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a non-convertible promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. During the year ended December 31, 2021, the Company entered an agreement with Applied to extend the maturity date of this promissory note to December 2023. In October 2023, the Company received the payment of $200,000 to settle the promissory note and the balance of this investment at June 30, 2024 is $nil (December 31, 2023 - $nil).

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

(d) In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company has a 50% interest in the profit and loss of the Florida based LLC but does not have control. A summary of the Company’s investment follows:

Balance, December 31, 2022	$3,758,895
Gain in equity method investment	505,065
Return of equity	(200,000)
Balance, December 31, 2023	4,063,960
Gain in equity method investment	297,664
Return of equity	(427,000)
Balance, June 30, 2024	$3,934,624

Summarized profit and loss information related to the equity accounted investment is as follows:

	Six months ended June 30, 2024	Six months ended June 30, 2023

Net sales	$7,159,499	$8,231,298
Gross profit	2,044,578	2,435,858
Net income	$595,329	$653,407

During the six months ended June 30, 2024, the Company had sales of $4,812,619 (2023 - $5,091,764) to the Florida Based LLC, of which $1,390,812 is included within Accounts Receivable as at June 30, 2024 (December 31, 2023 - $2,073,813). See Note 17 – Subsequent events.

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

10. SHORT-TERM LINE OF CREDIT

(a) In June 2024, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at June 30, 2024 is 8.5% (December 31, 2023 - 8.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,925,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,575,000. As of June 30, 2024, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2024 were $nil (December 31, 2023 - $1,810,479).

(b) In June 2023, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 8.25%. The interest rate at June 30, 2024 is 8.5% (December 31, 2023 - 8.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of June 30, 2024, the Company was in compliance with all loan covenants.

To secure repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2024 were $619,844 (December 31, 2023 were $nil).

11. LONG TERM DEBT

(a) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 4.5%. Interest expense for the six months ended June 30, 2024 was $8,713 (2023 - $8,975). The balance owing at June 30, 2024 was $393,488 (December 31, 2023 - $399,269).

To secure repayment of any amounts borrowed under the mortgage, the Company granted Stock Yards a security interest in the real property under the mortgage and all rents on this property.

(b) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the six months ended June 30, 2024 was $21,681 (2023 - $37,280). The balance owing at June 30, 2024 was $678,987 (December 31, 2023 - $1,004,748).

(c) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the six months ended June 30, 2024 was $60,173 (2023 - $61,251). The balance owing at June 30, 2024 was $2,698,241 (December 31, 2023 - $2,737,232).

(d) In June 2022, ENP Peru obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the six months ended June 30, 2024 was $6,834 (2023 - $6,960). The balance owing at June 30, 2024 was $247,125 (December 31, 2023 - $250,207).

(e)In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the six months ended June 30, 2024 was $50,255 (2023 - $33,139). The balance owing at June 30, 2024 was $2,000,000 (December 31, 2023 - $1,475,188).

(f) In June 2023, 317 Mendota signed a five year loan for up to $3,240,000 with Stock Yards to purchase a building and any necessary renovations. Interest only payments are required for the first 12 months with interest and principal being paid the remaining four years and a lump sum due in June 2028. Interest expense for the six months ended June 30, 2024 was $93,257 (2023 - $nil). The balance owing at June 30, 2024 was $2,248,292 (December 31, 2023 - $2,248,292).

As of June 30, 2024, Company was in compliance with all loan covenants.

Continuity	June 30, 2024	December 31, 2023
Balance, January 1	$8,114,936	$6,154,077
Plus: Proceeds from loans	524,812	2,686,682
Less: Payments on loan	(373,615)	(725,823)
Balance, end of period	$8,266,133	$8,114,936

Outstanding balance	June 30, 2024	December 31, 2023
a) Long term debt – Stock Yards Bank & Trust	$393,488	$399,269
b) Long term debt – Stock Yards Bank & Trust	678,987	1,004,748
c) Long term debt – Stock Yards Bank & Trust	2,698,241	2,737,232
d) Long term debt – Stock Yards Bank & Trust	247,125	250,207
e) Long term debt – Stock Yards Bank & Trust	2,000,000	1,475,188
f) Long term debt – Stock Yards Bank & Trust	2,248,292	2,248,292
Long-term debt	8,266,133	8,114,936
Less: current portion	(2,163,602)	(1,281,632)
	$6,102,531	$6,833,304

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2023 and the six months ended June 30, 2024:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.26
Cancelled or expired	(564,000)	$3.46 – 4.13	$3.55
Exercised	(8,000)	$1.70	$1.70
Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	950,000	$2.00	$2.00
Cancelled or expired	(108,000)	$1.75 – 3.61	$2.09
Exercised	(15,000)	$1.75	$1.75
Balance, June 30, 2024	1,941,000	$2.00 – 3.61	$2.65
Exercisable, June 30, 2024	810,000	$2.00 – 3.61	$2.86

The weighted-average remaining contractual life of outstanding options is 3.55 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2024
Expected life – years	3.0
Interest rate	3.893 – 4.22%
Volatility	59.72 – 60.35%
Weighted average fair value of options granted	$0.71 – 0.79

During the six months ended June 30, 2024, the Company granted 56,000 options to consultants (2023 – nil) and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $19,880 (2023 - $nil). During the six months ended June 30, 2024, employees were granted 894,000 (2023 – nil) stock options, which resulted in expenses of $271,921 (2023 – $nil). Options granted in other years resulted in additional expenses in the amount of $87,459 for employees during the six months ended June 30, 2024 (2023 - $43,730). There were 15,000 employee and nil consultant stock options exercised during the six months ended June 30, 2024 (2023 – 8,000 employee; nil consultant).

As of June 30, 2024, there was approximately $696,201 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.04 years.

The aggregate intrinsic value of vested options outstanding at June 30, 2024 is $nil (2023 – $nil). The intrinsic value of options exercised during the six months ended June 30, 2024 was $720 (2023 - $11,520).

13. CAPITAL STOCK

During the six months ended June 30, 2024, 15,000 shares were issued upon the exercise of employee stock options (2023 – 8,000).

In the six months ended June 30, 2024, the Company announced a special dividend of $0.10 per share that was paid on May 16, 2024 to shareholders for a total payment of $1,255,053.

During the six months ended June 30 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the unaudited interim condensed consolidated statements of income and comprehensive income for the six months ended June 30, 2023.

In the six months ended June 30, 2023, the Company announced a special dividend of $0.05 per share that was paid on May 16, 2023 to shareholders.

14. NON-CONTROLLING INTERESTS

(a)ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota is a LLC that leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $3,591,601.

Balance, December 31, 2022	$2,605,034
Distribution	(719,439)
Non-controlling interest share of income	1,015,604
Balance, December 31, 2023	2,901,199
Distribution	(365,644)
Non-controlling interest share of income	254,871
Balance, June 30, 2024	$2,790,426

During the six months ended June 30, 2024, the Company had sales of $2,426,145 (2023 - $2,203,761) to NCI, of which $350,907 is included in Accounts Receivable as of June 30, 2024 (December 31, 2023 – $4,225,028).

b)317 Mendota is a LLC that owns real estate that the Company intends to occupy part of while renting out the excess. The Company owns a 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these financial statements. The 317 NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents 317 NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building.

Balance, December 31, 2022	$-
Acquisition	200,000
Non-controlling interest share of income	(35,483)
Balance, December 31, 2023	164,517
Non-controlling interest share of income	(53,251)
Balance, June 30, 2024	$111,266

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

Three months ended June 30, 2024:

	EWCP	TPA	Total
Revenue	$167,496	$10,361,243	$10,528,739
Interest expense	-	157,131	157,131
Depreciation and amortization	3,828	513,027	516,855
Income tax expense	(23,040)	581,291	558,251
Segment profit (loss)	(198,936)	1,488,732	1,289,796
Segment assets	3,366,670	52,978,226	56,344,896
Expenditures for segment assets	-	(1,186,346)	(1,186,346)

Three months ended June 30, 2023:

	EWCP	TPA	Total
Revenue	$220,602	$10,100,689	$10,331,291
Interest expense	-	115,498	115,498
Depreciation and amortization	4,440	381,951	386,390
Income tax expense	11,657	342,715	354,372
Segment profit (loss)	(41,262)	851,127	809,865
Segment assets	3,257,019	49,544,894	52,801,913
Expenditures for segment assets	-	(3,571,133)	(3,571,133)

Six months ended June 30, 2024:

	EWCP	TPA	Total
Revenue	$209,104	$19,544,507	$19,753,611
Interest expense	-	332,397	332,397
Depreciation and amortization	7,711	931,813	939,524
Income tax expense	11,900	810,529	822,429
Segment profit (loss)	(180,396)	1,927,417	1,747,021
Segment assets	3,366,670	52,978,226	56,344,896
Expenditures for segment assets	-	(1,663,696)	(1,663,696)

Six months ended June 30, 2023:

	EWCP	TPA	Total
Revenue	$301,262	$19,877,546	$20,178,808
Interest expense	-	250,368	250,368
Depreciation and amortization	8,719	742,855	751,574
Income tax expense	12,571	641,578	654,149
Segment profit (loss)	(192,990)	1,887,224	1,694,234
Segment assets	3,257,019	49,544,894	52,801,913
Expenditures for segment assets	-	(3,784,193)	(3,784,193)

Sales by territory are shown below:

	Six months ended June 30, 2024	Six months ended June 30, 2023

Canada	$223,083	$313,058
United States and abroad	19,530,528	19,865,750
Total	$19,753,611	$20,178,808

The Company’s long-lived assets (property, equipment, leaseholds, right of use assets, intangibles, and goodwill) are located in Canada and the United States as follows:

	June 30, 2024	December 31, 2023

Canada	$130,116	$142,577
United States	18,580,892	17,958,778
Total	$18,711,008	$18,101,355

Three primary customers accounted for $9,843,563 (50%) of sales during the six-month period ended June 30, 2024 (2023 - $9,276,058 or 46%).

16. COMPARATIVE FIGURES.

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

17. SUBSEQUENT EVENTS

The Company granted 50,000 stock options to employees in July 2024.

On August 9, 2024, the Company sold its position in the Florida LLC and has received proceeds of $2,000,000 on closing. The Company will receive a further $800,000 each year for five years for a total selling price of $6,000,000. See Note 9(d).

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

Material changes in the Company’s Statement of Operations for six and three months ended June 30, 2024 compared to the same period in the prior year are discussed below:

Six Months ended June 30, 2024

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	D	Decreased customer orders.

Gross profit as a percentage	I	Raw material costs declined to catch up with customer price reductions already in place.

Wages	D	Increased reliance on consultants instead of full time employees.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.

Office and Miscellaneous	I	One time moving costs associated with closing the Naperville location.

Interest expense	I	Increased debt resulted in increased interest expense.

Consulting	I	Increased reliance on consultants instead of full time employees.

Research	I	New product development.

Utilities	I	Addition of real estate not yet rented out.

Investor relations	D	Reduced shares traded and filings required in 2023 did not reoccur in 2024.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Lease expense	D	Termination of lease in Naperville, IL reduced costs.

Lease termination fee	I	One time cost incurred terminating lease in Naperville, IL.

Interest income	I	Increased interest rates combined with increase in term deposits.

Three Months ended June 30, 2024

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	I	Increased customer orders.

Gross profit as a percentage	I	Raw material costs declined to catch up with customer price reductions already in place.

Wages	D	Increased reliance on consultants instead of full time employees.

Office and Miscellaneous	I	One time moving costs associated with closing the Naperville location.

Interest expense	I	Increased debt resulted in increased interest expense.

Consulting	I	Increased reliance on consultants instead of full time employees.

Professional fees	I	Audit fees have increased year over year and there was a one time adjustment to reflect this on the accrual.

Utilities	I	Addition of real estate not yet rented out.

Research	I	New product development.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Lease expense	D	Termination of lease in Naperville, IL reduced costs.

Lease termination fee	I	One time cost incurred terminating lease in Naperville, IL.

Interest income	I	Increased interest rates combined with increase in term deposits.

Three customers accounted for 52% of our sales during the three months ended June 30, 2024 (2023 –50%) and 50% of our sales during the six months ended June 30, 2024 (2023 – 46%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three months ended June 30,				Six months ended June 30,
Customer	2023		2023		2024		2023

Company A	$1,134,720		$1,104,813		$2,426,145	*	$2,203,761
Company B	$2,512,681		$3,312,866		$4,812,619		$5,091,764
Company C	$1,872,960		$725,347	*	$2,574,076		$1,450,643	*
Company D	$941,326	*	$203,630	*	$2,456,867		$1,691,890	*
Company E	$187,420	*	$754,346		$742,429	*	$1,980,533
*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of June 30, 2024 and 2023 are shown below:

	June 30,
	2024		2023

Company B	$1,390,812		$2,851,981
Company C	$2,591,945		$259,651	*
Company E	$974,992		$961,241
Company F	$683,042	*	$811,861
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2024 and 2023 are shown below:

	2024	2023

Cash provided (used) by operations	7,063,736	7,926,775
Long term deposits	(1,703,091)	(361,616)
Proceeds of equity investment distributions	427,000	-
Purchase of equipment	(1,663,697)	(3,784,193)
Repayments of short term line of credit	(1,190,635)	(2,818,591)
Loan repayments	(373,615)	(361,265)
Proceeds of loans	524,812	2,248,292
Dividends paid	(1,255,053)	(626,777)
Lease payments	(50,790)	(29,040)
Distributions to non-controlling interest	(365,644)	(387,696)
Proceeds from sale of common stock	26,250	13,600
Changes in exchange rates	62,341	59,406
Non-controlling interest of 317 Mendota	-	200,000
Additional investment in Trio	-	(470,000)

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2024, working capital was $18,004,115 (December 31, 2023 - $20,172,833) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending June 30, 2025.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2024

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2024. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2024

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

August 14, 2024

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

