Form 10-Q
period 2024-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2024-11-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,455,532	November 14, 2024

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	(a) Unaudited Condensed Interim Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.	3

	(b) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2024 and 2023.	4

	(c) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended September 30, 2024 and 2023.	5

	(d) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023.	6

	(e) Unaudited Condensed Interim Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023.	7

	(f) Notes to Unaudited Condensed Interim Consolidated Financial Statements for the Period Ended September 30, 2024.	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	24

Item 4.	Controls and Procedures.	27

PART II.	OTHER INFORMATION	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	27

SIGNATURES		28

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current
Cash	$10,619,841	$5,017,583
Term deposits (Note 2)	2,370,325	2,690,241
Accounts receivable, net (Note 4, 9, 14)	8,071,431	9,843,056
Inventories (Note 5)	9,719,759	11,134,889
Prepaid expenses and deposits	1,524,163	1,540,923
Total current assets	32,305,519	30,226,692
Property, equipment and leaseholds, net (Note 6)	14,741,025	13,171,787
Right of use assets (Note 3)	-	115,293
Intangible assets (Note 7)	2,160,000	2,280,000
Long term deposits (Note 8)	2,254,141	824,254
Investments (Note 9)	3,548,411	6,033,960
Goodwill (Note 7)	2,534,275	2,534,275
Deferred income tax asset (Note 2)	284,794	284,794
Total Assets	$57,828,165	$55,471,055

Liabilities
Current
Accounts payable	$909,914	$1,984,592
Accrued liabilities (Note 6)	1,246,177	284,131
Deferred revenue	48,840	148,292
Income taxes payable	5,675,257	4,485,213
Short term line of credit (Note 10)	-	1,810,479
Current portion of long term debt (Note 11)	2,306,674	1,281,632
Current portion of lease liability (Note 3)	-	59,520
Total current liabilities	10,186,862	10,053,859
Deferred income tax liability (Note 2)	260,047	260,047
Long term debt (Note 11)	7,052,982	6,833,304
Lease liability (Note 3)	-	55,773
Total Liabilities	17,499,891	17,202,983

Stockholders’ Equity
Capital stock (Note 13)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding:
12,450,532 (December 31, 2023: 12,435,532) common shares	12,451	12,436

Capital in excess of par value	18,471,633	17,932,015
Other comprehensive loss	(694,870)	(795,146)
Accumulated earnings	19,156,878	18,053,051
Total stockholders’ equity – controlling interest	36,946,092	35,202,356
Non-controlling interests (Note 14)	3,382,182	3,065,716
Total Stockholders’ Equity	40,328,274	38,268,072
Total Liabilities and Stockholders’ Equity	$57,828,165	$55,471,055

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2024	2023
Sales	$9,314,937	$8,720,621
Cost of sales	5,508,121	7,248,266
Gross profit	3,806,816	1,472,355

Operating Expenses
Wages	596,820	545,255
Administrative salaries and benefits	288,120	392,051
Insurance	280,846	218,723
Office and miscellaneous	267,484	181,349
Interest expense	132,741	119,599
Consulting	82,261	57,941
Professional fees	78,703	97,057
Travel	64,874	60,796
Advertising and promotion	52,872	50,909
Investor relations and transfer agent fee	39,988	26,626
Utilities	33,080	12,249
Currency exchange	32,633	(6,808)
Research	27,806	52,834
Telecommunications	16,287	15,640
Lease expense	13,820	28,775
Commissions	12,086	-
Shipping	5,186	6,032
Total operating expenses	2,025,607	1,859,028

Operating income (loss)	1,781,209	(386,673)

Gain on investment	32,312	97,254
Loss on sale of investment	(385,123)	-
Interest income	31,565	5,380
Income (loss) before income tax	1,459,963	(284,039)

Income taxes
Income tax expense	(367,615)	(219,712)
Net income (loss) for the period including non-controlling interests	1,092,348	(503,751)
Less: Net income attributable to non-controlling interests	(480,490)	(214,410)
Net income (loss) attributable to controlling interest	$611,858	$(718,161)
Income per share (basic and diluted)	$0.05	$(0.06)

Weighted average number of common shares (basic)	12,450,532	12,435,532
Weighted average number of common shares (diluted)	12,701,812	12,496,748
Other comprehensive income (loss):
Net income (loss)	1,092,348	(503,751)
Unrealized income on foreign currency translations	37,935	140,928
Total comprehensive income (loss)	$1,130,283	$(362,823)
Comprehensive income – non-controlling interest	(480,490)	(214,410)
Comprehensive income (loss) attributable to Flexible Solutions International Inc.	$649,793	$(577,233)

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2024	2023
Sales	$29,068,548	$28,899,429
Cost of sales	18,502,270	21,303,229
Gross profit	10,566,278	7,596,200

Operating Expenses
Wages	1,842,362	2,004,568
Administrative salaries and benefits	995,756	1,179,370
Insurance	754,304	648,698
Office and miscellaneous	622,814	355,139
Interest expense	465,138	369,967
Consulting	324,577	190,171
Professional fees	262,168	239,356
Research	216,934	90,169
Travel	192,314	187,060
Advertising and promotion	183,104	161,318
Utilities	183,012	25,223
Investor relations and transfer agent fee	125,466	149,511
Currency exchange	78,679	9,693
Lease expense	56,165	81,715
Telecommunications	45,815	38,650
Shipping	20,029	15,798
Commissions	12,086	2,985
Total operating expenses	6,380,723	5,749,391

Operating income	4,185,555	1,846,809
Gain on investment	330,750	423,957
Loss on sale of investment	(385,123)	-
Loss on lease termination	(41,350)	-
Interest income	141,202	58,565
Income before income tax	4,231,034	2,329,331

Income taxes
Income tax expense	(1,190,044)	(873,861)
Net income for the period including non-controlling interests	3,040,990	1,455,470
Less: Net income attributable to non-controlling interests	(682,110)	(479,397)
Net income attributable to controlling interest	$2,358,880	$976,073
Income per share (basic and diluted)	$0.19	$0.08
Weighted average number of common shares (basic)	12,450,257	12,434,669
Weighted average number of common shares (diluted)	12,536,935	12,517,064
Other comprehensive income:
Net income	$3,040,990	$1,455,470
Unrealized gain on foreign currency translations	100,276	200,334
Total comprehensive income	$3,141,266	$1,655,804
Comprehensive income – non-controlling interest	(682,110)	(479,397)
Comprehensive income attributable to Flexible Solutions International Inc.	$2,459,156	$1,176,407

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2024	2023

Operating activities
Net income for the period including non-controlling interest	$3,040,990	$1,455,470
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	513,383	542,474
Depreciation and amortization	1,427,655	1,215,171
Lease right of use amortization	13,694	38,738
Lease right of use financing	1,186	4,822
Loss on termination of lease	41,350	-
Gain on investment	(330,750)	(423,957)
Loss on sale of investment	385,123

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	1,771,625	2,535,536
(Increase) Decrease in inventories	1,415,130	4,520,141
(Increase) Decrease in prepaid expenses	16,760	(1,630,304)
Increase (Decrease) in accounts payable and accrued liabilities	(112,632)	1,484,976
Increase (Decrease) in taxes payable	1,190,044	754,542
Increase (Decrease) deferred revenue	(99,452)	(369,543)

Cash provided by operating activities	9,274,106	10,128,066

Investing activities
Long term deposits	(1,435,327)	(387,614)
Proceeds of equity method investment distributions	430,402	101,034
Net purchase of property, equipment and leaseholds	(2,876,119)	(4,326,208)
Proceeds from sale of investment	2,000,000
Non-controlling interest of 317 Mendota	-	200,000
Purchase of investment	-	(470,000)

Cash (used in) investing activities	(1,881,044)	(4,882,788)

Financing activities
Repayment of short term line of credit	(1,810,479)	(2,818,591)
Repayment of long term debt	(917,692)	(542,148)
Proceeds from loans	2,162,412	2,248,292
Dividends paid	(1,255,053)	(626,777)
Lease financing costs	(50,790)	(43,560)
Distributions to non-controlling interest	(365,644)	(537,314)
Proceeds of issuance of common stock	26,250	13,600

Cash (used in) financing activities	(2,210,996)	(2,306,498)

Effect of exchange rate changes on cash	100,276	200,334

Inflow (outflow) of cash	5,282,342	3,139,114
Cash and term deposits, beginning	7,707,824	6,815,099

Cash and term deposits, ending	$12,990,166	$9,954,213

Cash and term deposits are comprised of:
Cash	$10,619,841	$8,943,972
Term deposits	2,370,325	1,010,241
	$12,990,166	$9,954,213

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072
Translation adjustment	—	—	—	—	27,223	27,223	—	27,223
Net income	—	—	—	457,226	—	457,226	58,983	516,209
Common stock issued	15,000	15	26,235	—	—	26,250	—	26,250
Stock-based compensation	—	—	253,357	—	—	253,357	—	253,357
Balance March 31, 2024	12,450,532	$12,451	$18,211,607	$18,510,277	$(767,923)	$35,966,412	$3,124,699	$39,091,111
Translation adjustment	—	—	—	—	35,118	35,118	—	35,118
Net income	—	—	—	1,289,796	—	1,289,796	142,637	1,432,433
Dividends paid	—	—	—	(1,255,053)	—	(1,255,053)	—	(1,255,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(365,644)	(365,644)
Stock-based compensation	—	—	125,903	—	—	125,903	—	125,903
Balance June 30, 2024	12,450,532	$12,451	$18,337,510	$18,545,020	$(732,805)	$36,162,176	$2,901,692	$39,063,868
Translation adjustment	—	—	—	—	37,935	37,935	—	37,935
Net income	—	—	—	611,858	—	611,858	480,490	1,092,348
Stock-based compensation	—	—	134,123	—	—	134,123	—	134,123
Balance September 30, 2024	12,450,532	$12,451	$18,471,633	$19,156,878	$(694,870)	$36,946,092	$3,382,182	$40,328,274

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

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024

(U.S. Dollars - Unaudited)

1. BASIS OF PRESENTATION

These interim condensed consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 80% controlling interest in 317 Mendota LLC (“317 Mendota”), and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019 the Company redomiciled into Alberta, Canada.

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

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of September 30, 2024 and the results of its operations for the three and nine months then ended. The consolidated balance sheet as of December 31, 2023 is derived from the December 31, 2023 audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S, GAAP have been condensed or omitted. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the year ended December 31, 2023. The results of operations for the period ended September 30, 2024 are not necessarily indicative of the operating results that may be expected for the full year.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions. As of September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

(b) Term Deposits.

The Company has four term deposits that are maintained by commercials banks. The first term deposit is for $303,954 and matures in February 2025. This deposit pays 1.3% interest and if withdrawn before maturity, a penalty may be applied. The second term deposit is for $731,767, matures in November 2024 and pays interest at a rate of 3.00%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The third term deposit is for $1,019,197 and matures in November 2024. This deposit pays 3.85% and if withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The fourth term deposit is for $315,407, matures in February 2025 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2024 - $387,174; 2023 - $381,740). Shipping and handling costs incurred are included in cost of goods sold (2024 - $701,187; 2023 - $771,772).

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2024 and 2023.

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

In accordance with FASB Codification Topic 740, Income taxes (ASC 740) under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2024, the Company believes it has appropriately accounted for any unrecognized tax benefits.

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

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $15,245,382 (52%) for the nine months ended September 30, 2024 (2023 - $14,020,837 or 49%) and $5,549,750 (60%) for the three months ended September 30, 2024 (2023 - $5,811,847 or 67%). Accounts receivable for the Company’s three primary customers for the three and nine months ended September 30, 2024 totaled $4,491,287 or 56% (2023 - $4,688,642 or 68%; December 31, 2023 - $6,561,164 or 67%).

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

In accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other, (ASC 350), qualitative assessments of goodwill and indefinite-lived intangible assets were performed at December 31, 2023. Based on the results of the assessment, it was determined that it is more likely than not the reporting unit, customer lists and trademarks had a fair value in excess of their carrying amounts. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the three or nine months ended September 30, 2024.

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

In March 2024, the Company consolidated NanoChem operations into the Peru, IL locations and terminated the lease in Naperville, IL. The Company had to pay a penalty of $35,910 and forfeited the $5,440 security deposit to terminate the lease early and incurred a loss of $41,350 on early termination of the lease. The table below summarizes the right-of-use asset and lease liability for the periods ended September 30, 2024 and December 31, 2023.

Right of Use Assets
Balance at December 31, 2022	$167,222
Depreciation	(51,929)
Balance at December 31, 2023	$115,293
Depreciation	(13,694)
Early termination of lease	(101,599)
Balance at September 30, 2024	$-

Lease Liability
Balance at December 31, 2022	$167,222
Lease interest expense	6,151
Payments	(58,080)
Balance at December 31, 2023	$115,293
Lease interest expense	1,186
Payments	(14,880)
Early termination of lease	(101,599)
Balance at September 30, 2024	$-

4. ACCOUNTS RECEIVABLE

	September 30, 2024	December 31, 2023

Accounts receivable	$8,360,850	$10,133,249
Allowances for expected credit loss	(289,419)	(290,193)
	$8,071,431	$9,843,056

5. INVENTORIES

	September 30, 2024	December 31, 2023

Completed goods	$3,670,960	$2,682,158
Raw materials and supplies	6,048,799	8,452,731
	$9,719,759	$11,134,889

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	September 30, 2024	Accumulated	September 30, 2024
	Cost	Depreciation	Net
Buildings and improvements	$12,800,594	$4,369,392	$8,431,202
Automobiles	196,255	161,615	34,640
Office equipment	122,191	116,245	5,946
Manufacturing equipment	12,432,234	6,603,589	5,828,645
Land	440,592	—	440,592
Leasehold improvements	10,000	10,000	—
Technology	101,201	101,201	—
	$26,103,067	$11,362,042	$14,741,025

	December 31, 2023	Accumulated	December 31, 2023
	Cost	Depreciation	Net
Buildings and improvements	$12,341,605	$3,896,887	$8,444,718
Automobiles	196,255	140,040	56,215
Office equipment	177,623	165,048	12,575
Manufacturing equipment	10,017,466	5,799,779	4,217,687
Land	440,592	—	440,592
Leasehold improvements	88,872	88,872	—
Technology	103,292	103,292	—
	$23,365,705	$10,193,918	$13,171,787

Amount of depreciation expense for nine months ended September 30, 2024 was: $1,307,655 (2023 - $1,095,171) and is included in cost of sales in the unaudited interim condensed consolidated statements of operations and comprehensive income.

In January 2024, the Company lost power during a winter storm and some frozen pipes caused damage at two different locations. Insurance was in place and repairs are currently being made. The Company currently has $423,823 under accrued liability for funds received in the first nine months ended September 30, 2024 but the work has not yet been completed.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill
Balance as of December 31, 2023 and September 30, 2024	$2,534,275

Indefinite Lived Intangible Assets
Balance as of December 31, 2023 and September 30, 2024	$770,000

Goodwill relates to the acquisition of ENP Investments. Indefinite lived intangible assets consist of trade secrets and trademarks related to the acquisition of ENP Investments.

Definite Life Intangible Assets
Balance as of December 31, 2022	1,670,000
Amortization	(160,000)
Balance as of December 31, 2023	$1,510,000
Amortization	(120,000)
Balance as of September 30, 2024	$1,390,000

The amount of amortization for nine months ended September 30, 2024 was $120,000 (2023 - $120,000) and was included in cost of sales in the unaudited interim condensed consolidated statements of operations and comprehensive income.

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

	September 30, 2024	December 31, 2023

Long term deposits	$2,254,141	$824,254

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

Purchase consideration	$506,659

Assets acquired:
Cash	7,330
Building	3,750,000
Land	150,000
Liabilities assumed:
Deferred tax liability	(174,582)
Long term debt	(2,849,500)
Total identifiable net assets:	883,248
Excess of assets acquired over consideration	376,589
Less investment eliminated upon consolidation	(41,538)
Gain on acquisition of ENP Peru	$335,051

A summary of the Company’s investment follows:

Balance, December 31, 2022	22,642
Return of equity	(8,750)
Gain in equity method investment	27,646
Investment eliminated upon consolidation	(41,538)
Balance, December 31, 2023 and September 30, 2024	$-

(b) In December 2018, the Company invested $200,000 in Applied Holding Corp. (“Applied”). Applied is a captive insurance company and the Company received a non-convertible promissory note for its investment which becomes due in 2021 but may be extended with notice for a maximum of two years. During the year ended December 31, 2021, the Company entered an agreement with Applied to extend the maturity date of this promissory note to December 2023. In October 2023, the Company received the payment of $200,000 to settle the promissory note and the balance of this investment at September 30, 2024 is $nil (December 31, 2023 - $nil).

(c) In December 2018, the Company invested $500,000 in Trio Opportunity Corp. (“Trio”), a privately held entity and a further $470,000 was invested in April 2023. Trio is a real estate investment vehicle and the Company received 97,000 non-voting Class B shares at $10.00/share. In accordance with ASC 321, the Company has elected to account for this investment at cost.

(d) In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. The Company accounts for this investment using the equity method of accounting. According to the operating agreement, the Company had a 50% interest in the profit and loss of the Florida based LLC but does not have control. In August 2024, the Company sold a 30.1% interest in the Florida based LLC to an unrelated party for consideration of $2,000,000. The Company has entered into a subsequent agreement for the sale of its remaining 19.9% interest over the next five years for a further $4,000,000. The Company will sell a further 3.98% per year upon receipt of that years $800,000 payment. The Company continues to account for this investment using the equity investment as it exercises significant influence.

A summary of the Company’s investment follows:

Balance, December 31, 2022	$3,758,895
Gain in equity method investment	505,065
Return of equity	(200,000)
Balance, December 31, 2023	4,063,960
Gain in equity method investment	329,976
Return of equity	(430,402)
Sale of 30.1% of interest	(2,385,123)
Balance, September 30, 2024	$1,578,411

Summarized profit and loss information related to the equity accounted investment is as follows:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Net sales	$10,164,078	$8,231,298
Gross profit	2,881,438	2,435,858
Net income	$674,885	$653,407

During the nine months ended September 30, 2024, the Company had sales of $6,606,882 (2023 - $7,116,232) to the Florida based LLC, of which $1,434,835 is included within Accounts Receivable as at September 30, 2024 (December 31, 2023 - $2,073,813).

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

10. SHORT-TERM LINE OF CREDIT

(a) In June 2024, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at September 30, 2024 is 8% (December 31, 2023 - 8.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $2,925,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,575,000. As of September 30, 2024, ENP Investments was in compliance with all loan covenants.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2024 were $nil (December 31, 2023 - $1,810,479).

(b) In August 2024, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at September 30, 2024 is 8% (December 31, 2023 - 8.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yards access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations. As of September 30, 2024, the Company was in compliance with all loan covenants.

To secure repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of NanoChem, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of September 30, 2024 were $nil (December 31, 2023 were $nil).

11. LONG TERM DEBT

(a) In January 2020, ENP Mendota refinanced its mortgage and signed a loan for $450,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest. Interest for the first five years is at 4.35% and it will be adjusted for the last five years to the Cincinnati Federal Home Bank Loan 5 year fixed index plus 4.5%. Interest expense for the nine months ended September 30, 2024 was $13,069 (2023 - $13,459). The balance owing at September 30, 2024 was $390,572 (December 31, 2023 - $399,269).

To secure repayment of any amounts borrowed under the mortgage, the Company granted Stock Yards a security interest in the real property under the mortgage and all rents on this property.

(b) In June 2022, NanoChem signed a loan for $1,935,000 with Stock Yards with an interest rate of 4.90% to be repaid over three years with equal monthly payments including interest. The funds were used to replace the loans at Midland for the purchase of the 65% interest in ENP Investments and the new manufacturing equipment. Interest expense for the nine months ended September 30, 2024 was $29,492 (2023 - $53,176). The balance owing at September 30, 2024 was $513,078 (December 31, 2023 - $1,004,748).

(c) In January 2020 ENP Peru signed a $3,000,000 loan with an interest rate 4.35% to be repaid over ten years with equal monthly payments including interest. Upon the purchase of the remainder of ENP Peru in June 2022, the Company assumed the first mortgage at Stock Yards with a balance of $2,849,500. Interest expense for the nine months ended September 30, 2024 was $90,096 (2023 - $92,304). The balance owing at September 30, 2024 was $2,678,581 (December 31, 2023 - $2,737,232).

(d) In June 2022, ENP Peru obtained a second mortgage for $259,000 with Stock Yards to be repaid over 10 years with monthly installments plus interest with an interest rate of 5.4%. Interest expense for the nine months ended September 30, 2024 was $10,237 (2023 - $10,447). The balance owing at September 30, 2024 was $245,570 (December 31, 2023 - $250,207).

(e) In December 2022, NanoChem signed a three year loan for up to $2,000,000 with Stock Yards with an interest rate of 6.5%. Interest only payments are required for the first 18 months with interest and principal being paid in the last 18 months. The funds are being used to purchase new manufacturing equipment. Interest expense for the nine months ended September 30, 2024 was $81,693 (2023 - $50,361). The balance owing at September 30, 2024 was $1,680,424 (December 31, 2023 - $1,475,188).

(f) In June 2023, 317 Mendota signed a five year loan for up to $3,240,000 with Stock Yards to purchase a building and any necessary renovations. Interest only payments are required for the first 12 months with interest and principal being paid the remaining four years and a lump sum due in June 2028. Interest expense for the nine months ended September 30, 2024 was $132,712 (2023 - $47,450). The balance owing at September 30, 2024 was $2,236,386 (December 31, 2023 - $2,248,292).

(g) In August 2024, NanoChem signed a five year loan for $1,637,600 with Stock Yards to be repaid over 5 years with monthly installment plus interest with an interest rate of 7%. The funds were used to buy new manufacturing equipment. Interest expense for the nine months ended September 30, 2024 was $9,871 (2023 - $nil). The balance owing at September 30, 2024 was $1,615,045 (December 31, 2023 - $nil).

As of September 30, 2024, Company was in compliance with all loan covenants.

Continuity	September 30, 2024	December 31, 2023
Balance, January 1	$8,114,936	$6,154,077
Plus: Proceeds from loans	2,162,412	2,686,682
Less: Payments on loan	(917,692)	(725,823)
Balance, end of period	$9,359,656	$8,114,936

Outstanding balance	September 30, 2024	December 31, 2023
a) Long term debt – Stock Yards Bank & Trust	$390,572	$399,269
b) Long term debt – Stock Yards Bank & Trust	513,078	1,004,748
c) Long term debt – Stock Yards Bank & Trust	2,678,581	2,737,232
d) Long term debt – Stock Yards Bank & Trust	245,570	250,207
e) Long term debt – Stock Yards Bank & Trust	1,680,424	1,475,188
f) Long term debt – Stock Yards Bank & Trust	2,236,386	2,248,292
g) Long term debt – Stock Yards Bank & Trust	1,615,045	-
Long-term debt	9,359,656	8,114,936
Less: current portion	(2,306,674)	(1,281,632)
	$7,052,982	$6,833,304

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2023 and the nine months ended September 30, 2024:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.26
Cancelled or expired	(564,000)	$3.46 – 4.13	$3.55
Exercised	(8,000)	$1.70	$1.70
Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	1,000,000	$2.00	$2.00
Cancelled or expired	(108,000)	$1.75 – 3.61	$2.09
Exercised	(15,000)	$1.75	$1.75
Balance, September 30, 2024	1,991,000	$2.00 – 3.61	$2.63
Exercisable, September 30, 2024	810,000	$2.00 – 3.61	$2.86

The weighted-average remaining contractual life of outstanding options is 3.4 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

2024
Expected life – years	3.0
Interest rate	3.893 – 4.44%
Volatility	59.72 – 60.96%
Weighted average fair value of options granted	$0.71 – 0.90

During the nine months ended September 30, 2024, the Company granted 56,000 options to consultants (2023 – nil) and has applied ASC 718 using the Black-Scholes option-pricing model, which resulted in expenses of $29,820 (2023 - $nil). Options granted in other years resulted in expenses in the amount of $nil for consultants (2023 - $47,391). During the nine months ended September 30, 2024, employees were granted 944,000 (2023 – nil) stock options, which resulted in expenses of $352,373 (2023 – nil). Options granted in other years resulted in additional expenses in the amount of $131,190 for employees during the nine months ended September 30, 2024 (2023 - $491,013). There were 15,000 employee and nil consultant stock options exercised during the nine months ended September 30, 2024 (2023 – 8,000 employee; nil consultant).

As of September 30, 2024, there was approximately $607,078 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.74 years.

The aggregate intrinsic value of vested options outstanding at September 30, 2024 is $637,270 (2023 – $nil). The intrinsic value of options exercised during the nine months ended September 30, 2024 was $720 (2023 - $11,520).

13. CAPITAL STOCK

During the nine months ended September 30, 2024, 15,000 shares were issued upon the exercise of employee stock options (2023 – 8,000).

In the nine months ended September 30, 2024, the Company announced a special dividend of $0.10 per share that was paid on May 16, 2024 to shareholders for a total payment of $1,255,053.

During the nine months ended September 30, 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the unaudited interim condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2023.

In the nine months ended September 30, 2023, the Company announced a special dividend of $0.05 per share that was paid on May 16, 2023 to shareholders for a total payment of $626,777.

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

Balance, December 31, 2022	$2,605,034
Distribution	(719,439)
Non-controlling interest share of income	1,015,604
Balance, December 31, 2023	2,901,199
Distribution	(365,644)
Non-controlling interest share of income	762,806
Balance, September 30, 2024	$3,298,361

During the nine months ended September 30, 2024, the Company had sales of $5,238,881 (2023 - $4,728,562) to NCI, of which $2,571,320 is included in Accounts Receivable as of September 30, 2024 (December 31, 2023 – $4,225,028).

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

Balance, December 31, 2022	$-
Acquisition	200,000
Non-controlling interest share of income	(35,483)
Balance, December 31, 2023	164,517
Non-controlling interest share of income	(80,696)
Balance, September 30, 2024	$83,821

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

Three months ended September 30, 2024:

	EWCP	TPA	Total
Revenue	$291,830	$9,023,107	$9,314,937
Interest expense	309	132,432	132,741
Depreciation and amortization	3,840	484,291	488,131
Income tax expense	57,549	310,066	367,615
Segment profit (loss)	89,106	522,752	611,858
Segment assets	3,359,017	54,279,169	57,638,186
Expenditures for segment assets	-	(1,212,422)	(1,212,422)

Three months ended September 30, 2023:

	EWCP	TPA	Total
Revenue	$144,794	$8,575,827	$8,720,621
Interest expense	-	119,599	119,599
Depreciation and amortization	4,380	459,217	463,597
Income tax expense	12,770	206,942	219,712
Segment profit (loss)	(22,105)	(696,056)	(718,161)
Segment assets	3,697,284	54,279,169	53,094,632
Expenditures for segment assets	-	(542,014)	(542,014)

Nine months ended September 30, 2024:

	EWCP	TPA	Total
Revenue	$500,934	$28,567,614	$29,068,548
Interest expense	309	464,829	465,138
Depreciation and amortization	11,551	1,416,104	1,427,655
Income tax expense	69,449	1,120,595	1,190,044
Segment profit (loss)	(91,290)	2,450,170	2,358,880
Segment assets	3,359,017	54,279,169	57,638,186
Expenditures for segment assets	-	(2,876,119)	(2,876,119)

Nine months ended September 30, 2023:

	EWCP	TPA	Total
Revenue	$446,056	$28,453,373	$28,899,429
Interest expense	-	369,967	369,967
Depreciation and amortization	13,099	1,202,072	1,215,171
Income tax expense	25,341	848,520	873,861
Segment profit (loss)	(215,095)	1,191,168	976,073
Segment assets	3,697,284	49,397,348	53,094,632
Expenditures for segment assets	-	(4,326,208)	(4,326,208)

Sales by territory are shown below:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Canada	$229,956	$413,265
United States and abroad	28,838,592	28,486,164
Total	$29,068,548	$28,899,429

The Company’s long-lived assets (property, equipment, leaseholds, right of use assets, intangibles, and goodwill) are located in Canada and the United States as follows:

	September 30, 2024	December 31, 2023

Canada	$128,053	$142,577
United States	19,307,247	17,958,778
Total	$19,435,300	$18,101,355

Three primary customers accounted for $15,245,382 (52%) of sales during the nine-month period ended September 30, 2024 (2023 - $14,020,837 or 49%).

16. SUBSEQUENT EVENTS

In October 2024, the Company issued 5,000 shares upon the exercise of employee stock options.

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

Material changes in the Company’s Statement of Operations for nine and three months ended September 30, 2024 compared to the same period in the prior year are discussed below:

Nine Months ended September 30, 2024

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Gross profit	I	Raw material costs declined to catch up with customer price reductions already in place.

Wages	D	Increased reliance on consultants instead of full time employees.
Administrative salaries and benefits	D	One time decrease in the salary of Dan O’Brien effective October 2023.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.

Office and Miscellaneous	I	One time moving costs associated with closing the Naperville location.

Interest expense	I	Increased debt resulted in increased interest expense.

Consulting	I	Increased reliance on consultants instead of full time employees.

Research	I	New product development.

Utilities	I	Addition of real estate not yet rented out.

Investor relations	D	Reduced shares traded and filings required in 2023 did not reoccur in 2024.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Lease expense	D	Termination of lease in Naperville, IL reduced costs.

Loss on lease termination	I	One time cost incurred terminating lease in Naperville, IL.

Interest income	I	Increased interest rates combined with increase in term deposits.

Gain on investment	D	Sale of 30.1% of Florida based LLC reduced our Company’s portion of the profits.

Loss on sale of investment	I	One time loss on the sale of 30.1 % of Florida based LLC,

Three Months ended September 30, 2024

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.

Gross profit	I	Raw material costs declined to catch up with customer price reductions already in place.

Administrative salaries and benefits	D	One time decrease in the salary of Dan O’Brien effective October 2023.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.
Office and Miscellaneous	I	One time moving costs associated with closing the Naperville location.

Interest expense	I	Increased debt resulted in increased interest expense.

Consulting	I	Increased reliance on consultants instead of full time employees.

Utilities	I	Addition of real estate not yet rented out.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Lease expense	D	Termination of lease in Naperville, IL reduced costs.

Interest income	I	Increased interest rates combined with increase in term deposits.

Gain on investment	D	Sale of 30.1% of Florida based LLC reduced our Company’s portion of the profits.

Loss on sale of investment	I	One time loss on the sale of 30.1 % of Florida based LLC,

Three customers accounted for 60% of our sales during the three months ended September 30, 2024 (2023 –67%) and 52% of our sales during the nine months ended September 30, 2024 (2023 – 49%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three months ended September 30,				Nine months ended September 30,
Customer	2024		2023		2024		2023

Company A	$2,812,736		$2,524,802		$5,238,881		$4,728,562
Company B	$1,794,262		$2,561,698		$6,606,882		$7,116,232
Company C	$942,752		$343,776	*	$3,399,619		$2,035,666	*
Company D	$754,646	*	$725,347		$3,328,826	*	$2,176,042

*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of September 30, 2024 and 2023 are shown below:

	September 30,
	2024	2023

Company A	$2,571,320	$2,154,033
Company B	$1,434,983	$2,274,958

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2024 and 2023 are shown below:

	2024	2023

Cash provided (used) by operations	9,274,106	10,128,066
Long term deposits	(1,435,327)	(387,614)
Proceeds of equity investment	430,402	101,034
Proceeds from sale of investment	2,000,000	-
Non-controlling interest of 317 Mendota	-	200,000
Purchase of investment	-	(470,000)
Purchase of equipment	(2,876,119)	(4,326,208)
Repayments of short term line of credit	(1,810,479)	(2,818,591)
Repayment of long term debt	(917,692)	(542,148)
Proceeds of long term debt	2,162,412	2,248,292
Dividends paid	(1,255,053)	(626,777)
Lease payments	(50,790)	(43,560)
Distributions to non-controlling interest	(365,644)	(537,314)
Proceeds from issuance of common stock	26,250	13,600
Changes in exchange rates	100,276	200,334

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2024, working capital was $22,118,657 (December 31, 2023 - $20,172,833) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending September 30, 2025.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2024

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2024. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending September 30, 2024

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

November 14, 2024

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

