Form 10-K
period 2024-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2025-03-31
CIK 1069394

united states

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

As of June 30, 2024 the aggregate market value of the Company’s common stock held by non-affiliates was $19,992,921 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of March 30, 2025, the Company had 12,647,532 issued and outstanding shares of common stock.

Documents incorporated by reference: None

The terms “Flexible”, “Company”, “we”, “us”, and “our” are used to refer to Flexible Solutions International, Inc. and its subsidiaries, unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In June 2022, ENP Peru Investments, LLC became a wholly owned subsidiary with NanoChem owning 91.67% and ENP Investments, LLC owning 8.33% of ENP Peru. In 2023, NanoChem purchased the remaining 8.33% of shares to become sole owner. ENP Peru was previously accounted for under the equity method however, from 2022 it is consolidated into the financial statements from the date control was obtained. ENP Peru owns a building the Company occupies.

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

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2024	2023

Company A	$8,050,462	$6,811,083
Company B	$8,235,394	$10,260,870
Company C	$4,493,455	$3,410,845

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2024	2023

Company A	$5,377,088	$4,225,028
Company B	$1,866,645	$2,073,813
Company D	$1,189,157	$670,920	*

*Less than 10% in that period

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

Research and Development

We spent $329,952 during the year ended December 31, 2024 and $158,246 during year ended December 31, 2023 on research and development.

Employees

As of December 31, 2024, we had 45 employees, including one officer, 17 sales and customer support personnel, and 27 manufacturing personnel. None of our employees are represented by a labor union and we have not experienced any work stoppages to date.

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

Given the nature of the markets in which we operate, we cannot reliably predict future revenues and profitability. Changes in competitive, market and economic conditions may cause us to adjust our operations. A high proportion of our costs are fixed, due in part to our sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results. Factors that may affect our operating results and the market price of our common stock include:

●	Demand for and market acceptance of our products;

●	Competitive pressures resulting in lower selling prices;

●	Adverse changes in the level of economic activity in regions in which we do business;

●	Adverse changes in the oil and gas industry on which we are particularly dependent;

●	Changes in the portions of our revenue represented by various products and customers;

●	Delays or problems in the introduction of new products;

●	The announcement or introduction of new products, services or technological innovations by our competitors;

●	Variations in our product mix;

●	The timing and amount of our expenditures in anticipation of future sales;

●	Increased costs of raw materials or supplies;

●	Changes in the volume or timing of product orders; and
●	Uncertainty in the tariff rates being charged.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States. Nevertheless, we may require county or state approval on a case by case basis. We expect to spend $50,000 on the marketing and production of our WATERSAVR® product in fiscal 2025.

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

Revenues from shipments made outside of the United States accounted for approximately 24% of our revenues in the year ended December 31, 2024, 21% in the year ended December 31, 2023 and 20% in the year ended December 31, 2022. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of March 30, 2025, we had approximately 3,400 shareholders.

The Company declared a special dividend of $0.10 per share on April 23, 2024, paid on May 16, 2024 to shareholders of record on April 30, 2024.

The Company declared a special dividend of $0.05 per share on April 14, 2023, paid on May 16, 2023 to shareholders of record on April 28, 2023.

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2024 and 2023.

As of March 30, 2025, we had 12,647,532 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of March 30, 2025:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,708,000	A

A. Options are exercisable at prices ranging from $2.00 to $4.05 per share. See Item 11 of this report for more information concerning these options.

Item 6.	[Reserved]

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company also manufactures food grade products that are made and sold by the TPA division.

Material changes in the line items in our Statement of Income and Comprehensive Income for the year ended December 31, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	D	Decreased customer orders.

Gross profit	I	Raw material costs declined to catch up with customer price reductions already in place.

Insurance	I	Prior year increase in assets and in sales resulted in higher insurance costs.

Office and Miscellaneous	I	Increase in property tax associated with more properties along with various other one time costs.

Consulting	I	Increased reliance on consultants instead of full time employees.

Professional fees	I	Increase in accounting fees related to tax filings and increase in audit fees related to growth of the Company.

Research	I	New product development.

Utilities	I	Addition of real estate not yet rented out.

Investor relations	D	Reduced shares traded and filings required in 2023 did not reoccur in 2024.

Currency exchange	I	Currency exchange increased as a result of movements in the US / Canadian dollar exchange rate and its effects on US dollar cash balances and US dollar payables held by the Company’s Canadian subsidiaries.

Lease expense	D	Termination of lease in Naperville, IL reduced costs.

Loss on lease termination	I	One time cost incurred terminating lease in Naperville, IL.

Interest income	I	Increased interest rates combined with increase in term deposits.

Gain on investment	D	Sale of 30.1% of Florida based LLC reduced our Company’s portion of the profits.

Loss on sale of investment	I	One time loss on the sale of 30.1 % of Florida based LLC.

Interest expense	I	Increased debt resulted in increased interest expense.

Income tax expense	I	One time adjustments to income tax accruals in 2023 did not occur again in 2024.

The factors that will most significantly affect future operating results will be:

●	The sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product. If tariffs increase and if relief is not available, some customers may experience price increases;

●	Activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and

●	Drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2024 and 2023 are shown below:

	2024	2023
Cash provided by operating activities	$5,568,346	$6,116,171
Sale of investment	2,000,000	-
Purchase of investments	-	(470,000)
Redemption of investments	-	200,000
Distributions received from equity investments	510,710	201,034
Non-Controlling Interest of 317 Mendota LLC	-	200,000
Proceeds from sale of asset	-	5,411
Purchases of property and equipment	(4,964,736)	(4,990,675)
Advances (repayment) of line of credit	241,680	(1,008,112)
Repayment of long term debt	(1,517,500)	(725,823)
Proceeds of long term debt	2,162,412	2,686,682
Dividends paid	(1,255,053)	(626,777)
Distributions to non-controlling interest	(794,722)	(719,439)
Shares issued upon exercise of stock options	184,850	13,600
Effects of foreign exchange rate changes on cash	188,160	10,653

We have sufficient cash resources to meets our future commitments and cash flow requirements for the coming year. As of December 31, 2024, our working capital was $22,714,190 (2023 - $20,172,833) and we have no substantial commitments or capital requirements that require significant outlays of cash over the coming fiscal year.

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

Revenue Recognition. We follow a five-step model for revenue recognition. The five steps are: (1) identification of the contract(s) with the customer, (2) identification of the performance obligation(s) in the contract(s), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligation, and (5) recognition of revenue when (or as) the performance obligation is satisfied. We fulfill our performance obligations when control of product transfers to the customer, which is generally at the time the product is shipped since risk of loss is transferred to the purchaser upon delivery to the carrier. For shipments which are free on board (F.O.B). shipping point, we have elected to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service and performance obligation.

Stock Based Compensation The fair value of share-based payments are subject to the limitations of the Black-Scholes option pricing model that incorporates market data and involves uncertainty in estimates used by management in the assumptions. Since the Black-Scholes option pricing model relies on highly subjective assumptions, any changes to these inputs can significantly impact the estimated value.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2024 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Flexible Solutions International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Flexible Solutions International Inc. (“the Company”) as of December 31, 2024 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Note 12 to the consolidated financial statements, the Company has an income taxes payable balance associated with uncertain tax positions, including interest and penalties, of approximately $3.0 million as of December 31, 2024. The Company recognizes uncertain tax positions that it believes has a greater than 50% likelihood of being sustained upon challenge by a tax authority. The evaluation of this liability requires significant judgment and involves complex tax regulations, interpretations, and estimates. Given the complexity and subjectivity of these considerations, auditing the uncertain tax position required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the Company’s uncertain tax position included, among others:

●	Evaluating management’s assessment of the technical merits of the tax position, including reviewing relevant tax laws.
●	Assessing the adequacy of the Company’s disclosures regarding the uncertain tax position and its impact on the financial statements.
●	Evaluating the reasonableness of management’s conclusions, including the probability of recognition and measurement of the liability.
●	Testing the completeness and accuracy of the underlying data used in management’s assessment.

/s/Assure CPA, LLC

We have served as the Company’s auditor since 2024.

Spokane, Washington

PCAOB ID: 444

March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Flexible Solutions International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Flexible Solutions International, Inc. and its subsidiaries (the “Company”) which comprise the consolidated balance sheet as of December 31, 2023, and the related consolidated statement of income and comprehensive income, cash flows and stockholders’ equity for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

SMYTHE LLP | smythecpa.com	VANCOUVER 1700–475 Howe St Vancouver, BC V6C 2B3 T: 604 687 1231 F: 604 688 4675	LANGLEY 600–19933 88 Ave Langley, BC V2Y 4K5 T: 604 282 3600 F: 604 357 1376	NANAIMO 201–1825 Bowen Rd Nanaimo, BC V9S 1H1 T: 250 755 2111 F: 250 984 0886

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

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding and reviewed the appropriateness of the Company’s costing of inventory, including the allocation of overhead costs to inventory.
●	Performed substantive procedures over the inputs of costing of inventory, including overhead allocation by agreeing inputs to third party source documentation.
●	Tested management’s allocation of overhead costs between inventory products by assessing the appropriateness of the allocation method and recalculated the formula used to determine computational accuracy.
●	Tested the reliability of reports used by management in inventory costing by agreeing the report inputs to underlying records.
●	Performed observations of inventory held at year-end for any signs of obsolescence and held discussions with management and operational personnel to identify any slow-moving inventory.

Chartered Professional Accountants

Vancouver, Canada

April 1, 2024

We served as the Company’s auditor from 2019 to 2024.

SMYTHE LLP | smythecpa.com	VANCOUVER 1700–475 Howe St Vancouver, BC V6C 2B3 T: 604 687 1231 F: 604 688 4675	LANGLEY 600–19933 88 Ave Langley, BC V2Y 4K5 T: 604 282 3600 F: 604 357 1376	NANAIMO 201–1825 Bowen Rd Nanaimo, BC V9S 1H1 T: 250 755 2111 F: 250 984 0886

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	December 31, 2024	December 31, 2023
Assets
Current
Cash	$7,631,055	$5,017,583
Term deposits (Note 2)	2,400,916	2,690,241
Accounts receivable, net (Note 4)	11,696,098	9,843,056
Inventories (Note 5)	10,890,195	11,134,889
Prepaid expenses and deposits	1,957,593	1,540,923
Total current assets	34,575,857	30,226,692
Property, equipment and leaseholds, net (Note 6)	17,146,184	13,171,787
Right of use assets (Note 3)	-	115,293
Intangible assets (Note 7)	2,120,000	2,280,000
Long term deposits (Note 8)	167,882	824,254
Investments (Note 9)	3,424,381	6,033,960
Goodwill (Note 7)	2,534,275	2,534,275
Deferred tax asset (Note 12)	-	284,794
Total Assets	$59,968,579	$55,471,055

Liabilities
Current
Accounts payable	$2,049,425	$1,984,592
Accrued liabilities	403,157	284,131
Deferred revenue	78,655	148,292
Income taxes payable	5,137,290	4,485,213
Short term line of credit (Note 10)	2,052,159	1,810,479
Current portion of lease liability (Note 3)	-	59,520
Current portion of long term debt (Note 11)	2,140,981	1,281,632
Total current liabilities	11,861,667	10,053,859
Lease liability (Note 3)	-	55,773
Net deferred income tax liability (Note 12)	122,019	260,047
Long term debt (Note 11)	6,618,867	6,833,304
Total Liabilities	18,602,553	17,202,983
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ Equity
Capital stock (Note 15)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,515,532 (December 31, 2023: 12,435,532) common shares	12,516	12,436

Capital in excess of par value	18,789,915	17,932,015
Accumulated other comprehensive loss	(606,986)	(795,146)
Accumulated earnings	19,836,527	18,053,051
Total stockholders’ equity – controlling interest	38,031,972	35,202,356
Non-controlling interests (Note 16)	3,334,054	3,065,716
Total Stockholders’ Equity	41,366,026	38,268,072
Total Liabilities and Stockholders’ Equity	$59,968,579	$55,471,055

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2024	2023
Sales	$38,234,860	$38,324,806
Cost of sales (Note 6 & 7)	24,994,961	27,881,721

Gross profit	13,239,899	10,443,085

Operating expenses
Wages	2,504,523	2,659,654
Administrative salaries and benefits	1,238,702	1,205,007
Insurance	958,109	861,501
Office and miscellaneous	805,307	512,896
Consulting	473,925	324,327
Research	329,952	158,246
Professional fees	324,462	238,466
Utilities	259,972	123,475
Travel	227,837	264,563
Advertising and promotion	218,269	194,308
Investor relations and transfer agent fee	199,863	222,650
Lease expense	72,891	97,806
Telecommunications	57,970	55,093
Shipping	29,408	24,060
Commissions	28,093	35,623
Currency exchange	(4,790)	(37,632)
Total operating expenses	7,724,493	6,940,043
Operating income	5,515,406	3,503,042
Non-operating income (expense)
Gain on investments (Note 9)	245,631	505,065
Loss on sale of investment (Note 9)	(353,076)	-
Loss on lease termination	(41,350)	-
Interest expense	(610,265)	(498,666)
Interest income	196,454	113,809
Total non-operating income (expenses)	(562,606)	120,208
Income before income tax	4,952,800	3,623,250
Income taxes (Note 12)
Deferred income tax (expense) benefit	(146,767)	250,917
Current income tax expense	(704,444)	(118,182)
Net income for the year	4,101,589	3,755,985
Net income attributable to non-controlling interests	(1,063,060)	(980,121)
Net income attributable to controlling interest	$3,038,529	$2,775,864

Income per share (basic and diluted) (Note 13)	$0.24	$0.22
Weighted average number of common shares (basic)	12,454,957	12,434,886
Weighted average number of common shares (diluted)	12,680,668	12,489,467

Other comprehensive income:
Net income	$4,101,589	$3,755,985
Unrealized gain (loss) on foreign currency transactions	188,160	10,653
Total comprehensive income	4,289,749	3,766,638
Comprehensive income – non-controlling interest	(1,063,060)	(980,121)
Comprehensive income attributable to controlling interest	$3,226,689	$2,786,517

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2024	2023
Operating activities
Net income for the year	$4,101,589	$3,755,985
Adjustments to reconcile net income to net cash:
Stock based compensation	673,130	395,080
Depreciation and amortization	1,957,476	1,686,319
Gain on investments	(245,631)	(505,065)
Loss on sale of investment	353,076	-
Gain on sale of asset	-	(4,589)
Deferred income tax expense (recovery)	146,767	(250,917)
Changes in assets and liabilities:
Accounts receivable	(1,853,042)	(393,199)
Inventories	244,694	3,284,541
Prepaid expenses and deposits	(416,670)	(1,230,626)
Long term deposits	(159,342)	(815,714)
Accounts payable	64,833	1,110,689
Accrued liabilities	119,026	(675,725)
Income taxes payable	652,077	(1,137)
Deferred revenue	(69,637)	(239,471)
Cash provided by operating activities	5,568,346	6,116,171

Investing activities
Sale of investment	2,000,000	-
Distributions received from equity investments	510,710	201,034
Proceeds from sale of asset	-	5,411
Purchase of property and equipment	(4,964,736)	(4,990,675)
Purchase of investments	-	(470,000)
Redemption of investments	-	200,000
Non-controlling interest of 317 Mendota	-	200,000
Cash used in investing activities	(2,454,026)	(4,854,230)

Financing activities
Advance (repayment) of line of credit	241,680	(1,008,112)
Repayment of long term debt	(1,517,500)	(725,823)
Proceeds of long term debt	2,162,412	2,686,682
Dividends paid	(1,255,053)	(626,777)
Distribution to non-controlling interest	(794,722)	(719,439)
Shares issued upon exercise of stock options	184,850	13,600
Cash provided by (used in) financing activities	(978,333)	(379,869)

Effect of foreign exchange rate changes on cash	188,160	10,653

Increase in cash and term deposits	2,324,147	892,725
Cash and term deposits, beginning of year	7,707,824	6,815,099

Cash and term deposits, end of year	$10,031,971	$7,707,824
Cash and term deposits is comprised of:
Cash	$7,631,055	$5,017,583
Term deposits	2,400,916	2,690,241
	$10,031,971	$7,707,824
Supplemental disclosure of cash flow information:
Income taxes paid	$52,367	$119,319
Interest paid	610,625	498,666

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

(U.S. Dollars)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2022	12,426,260	$12,426	$17,523,345	$15,903,964	$(805,799)	$32,633,936	$2,605,034	$35,238,970
Translation adjustment	—	—	—	—	10,653	10,653	—	10,653
Dividends paid	—	—	—	(626,777)	—	(626,777)	—	(626,777)
Non-controlling interest of 317 Mendota LLC	—	—	—	—	—	—	200,000	200,000
Net income	—	—	—	2,775,864	—	2,775,864	980,121	3,755,985
Shares issued upon exercise of stock options	9,272	10	13,590	—	—	13,600	—	13,600
Distributions to noncontrolling interests	—	—	—	—	—	—	(719,439)	(719,439)
Stock-based compensation	—	—	395,080	—	—	395,080	—	395,080
Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072

Translation adjustment	—	—	—	—	188,160	188,160	—	188,160
Dividends paid	—	—	—	(1,255,053)	—	(1,255,053)	—	(1,255,053)
Net income	—	—	—	3,038,529	—	3,038,529	1,063,060	4,101,589
Common shares issued upon exercise of stock options	80,000	80	184,770	—	—	184,850	—	184,850
Distributions to noncontrolling interests	—	—	—	—	—	—	(794,722)	(794,722)
Stock-based compensation	—	—	673,130	—	—	673,130	—	673,130
Balance December 31, 2024	12,515,532	$12,516	$18,789,915	$19,836,527	$(606,986)	$38,031,972	$3,334,054	$41,366,026

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(U.S. Dollars)

1. BASIS OF PRESENTATION

These consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), Pana Chem Solutions Inc., its 80% controlling interest in 317 Mendota LLC (“317 Mendota”), and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019, the Company redomiciled into Alberta, Canada.

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

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides. The TPA division also manufactures two nitrogen conservation products for agriculture that slows nitrogen loss from fields and has installed custom equipment used to produce food and nutritional materials. All the ingredients we produce are custom products for specific clients and are confidential. We anticipate that this market vertical will grow over time.

2. SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions. As of December 31, 2024 and 2023, the Company did not have any cash equivalents.

(b) Term Deposits.

The Company has four term deposits that are maintained by commercials banks. The first term deposit is for $303,954 and matures in February 2025. This deposit pays 3% interest and if withdrawn before maturity, a penalty may be applied. The second term deposit is for $742,834, matures in March 2025 and pays interest at a rate of 2.65%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The third term deposit is for $1,038,721 and matures in March 2025. This deposit pays 2.5% and if withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The fourth term deposit is for $315,407, matures in February 2025 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2024 - $473,843; 2023 - $522,033). Shipping and handling costs incurred are included in cost of goods sold (2024 - $895,463; 2023 - $944,811).

(d) Allowance for Doubtful Accounts.

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

The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset. The Company recognizes a gain (loss) on a sale of property, equipment, leaseholds and intangible assets based upon the proceeds received on the sale less the net carrying value of the asset. The Company charges expenditures for maintenance and repairs to operations when incurred.

(f) Impairment of Long-Lived Assets.

Property, Equipment, Leasehold, and Definite-lived Intangible Assets:

The Company reviews the carrying amount of our property, equipment, leasehold, and definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or asset group are expected to generate. If the carrying value of the assets or asset group are not recoverable, impairment is measured and recognized as the amount by which the carrying value exceeds its fair value. Fair value is generally determined based on discounted future cash flows.

Goodwill and Indefinite-lived Intangible Assets:

Goodwill and indefinite-lived intangible assets are tested for impairment annually by the Company on December 31 or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level using a two-step process which includes a qualitative and quantitative assessment. Indefinite-lived intangible assets are tested for impairment by comparing their fair value to their carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized in the period it is identified. The Company determines fair value using appropriate valuation methodologies, including discounted cash flow models and market-based approaches, which incorporate assumptions regarding future performance, growth rates, discount rates, and other relevant factors. Any impairment losses recognized are recorded as an expense in the consolidated statements of income.

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

(i) Stock Issued in Exchange for Services.

The Company’s common stock issued in exchange for services is valued at fair value based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

(j) Stock-based Compensation.

Stock-based compensation expense is recognized for equity awards granted to employees, directors and other eligible participants based on the fair value of the awards at the grant date. For stock options, fair value is estimated using an appropriate valuation model such as the Black-Scholes option pricing model. The fair value of stock options is recognized as an expense of the requisite service period, typically the vesting period, using the graded-vesting method. The Company estimates expensed forfeitures based on historical data and adjusts stock-based compensation expenses accordingly. Shares are issued from Treasury upon exercise of stock options.

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

(l) Income Per Share.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and warrants. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2024 and 2023.

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

The fair values of cash, term deposits, investments and the line of credit for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2024, the Company believes it has appropriately accounted for any unrecognized tax benefits.

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

(q) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $20,779,311 (54%) for the year ended December 31, 2024 (2023 - $20,482,798 or 53%). Accounts receivable for the Company’s three primary customers totaled $7,585,199 (65%) at December 31, 2024 (2023 - $6,561,164 or 67%).

The credit risk on cash is limited because the Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

The Company is exposed to foreign exchange risk to the extent that market value rate fluctuations materially differ for financial assets and liabilities denominated in foreign currencies.

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

(r) Leases.

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

(s) Investments.

Investment, at cost

The Company accounts for investments in equity securities that do not have a readily determinable fair value using the cost method. These investments are initially recorded at cost and are not subsequently remeasured unless impaired. Dividends received from cost-method investments are recognized as income when declared, provided they do not represent a return of capital. The Company evaluates these investments for impairment at each reporting period based on qualitative factors, such as financial condition, operational performance, and general market conditions affecting the investee. If an investment is determined to be impaired and the impairment is considered other than temporary, the carrying amount is reduced to its estimated recoverable value, with the impairment loss recognized in earnings.

Investment, equity method

The Company accounts for investments in entities over which it has significant influence, but not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost, and the carrying amount is subsequently adjusted for the Company’s share of the investee’s income, losses, and dividends received. When a portion of an equity-method investment is sold, the Company recognizes a gain or loss on the sale based on the difference between the carrying amount of the investment sold and the proceeds received. The Company adjusts the carrying amount of the remaining investment based on its proportionate share of the investee’s equity after the sale. The Company assesses its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of an equity-method investment exceeds its recoverable amount, an impairment loss is recognized.

(t) Reclassification.

Certain prior year amounts have been reclassified to conform to the 2024 financial statements presentation. Reclassifications had no effect on net income, cash flows, or stockholders’ equity as previously reported.

(u) Goodwill and Intangible Assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to reporting units at the date of acquisition and is not amortized but is subject to periodic impairment testing. The carrying amount of goodwill is adjusted only in the event of impairment or upon the disposal of a business.

Intangible Assets

Intangible assets acquired separately are recorded at cost, while those acquired in a business combination are recognized at fair value as of the acquisition date. Intangible assets are classified into the following categories:

●	Definite-Lived Intangible Assets – These assets are amortized over their estimated useful lives on a straight-line basis or another systematic basis that better reflects the pattern of consumption of economic benefits. The estimated useful lives of these assets are reviewed periodically to determine whether adjustments are necessary.

●	Indefinite-Lived Intangible Assets – Certain intangible assets are classified as indefinite-lived when there is no foreseeable limit to the period over which they are expected to contribute to cash flows. These assets are not amortized but are subject to periodic evaluation to confirm their classification remains appropriate.

(v) Recent Accounting Pronouncements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (Topic 280) Improvements to Reportable Segment Disclosures. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to or easily computed from information regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We adopted this guidance which resulted in additional required disclosures included in our consolidated financial statements for the year ended December 31, 2024 and segment disclosure for the comparative year ended December 31, 2023 were modified retrospectively to include the new requirements.

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements and has not early adopted the standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. LEASES

In January 2016, NanoChem Solutions Inc. leased a space in Naperville, IL for office and research and development. The lease was for an initial five years and renewable every five years for a further five years. In March 2024, the Company consolidated NanoChem operations into the Peru, IL locations and terminated the lease in Naperville, IL. The Company had to pay a penalty of $35,910 and forfeited the $5,440 security deposit to terminate the lease early and incurred a loss of $41,350 on early termination of the lease that is shown on the consolidated statement of income and comprehensive income as a part of non-operating income (loss). The table below summarizes the right-of-use asset and lease liability for the periods ended December 31, 2024 and 2023.

Right of Use Assets
Balance at December 31, 2022	$167,222
Amortization	(51,929)
Balance at December 31, 2023	$115,293
Amortization	(13,694)
Early termination of lease	(101,599)
Balance at December 31, 2024	$-

Lease Liability
Balance at December 31, 2022	$167,222
Lease interest expense	6,151
Payments	(58,080)
Balance at December 31, 2023	$115,293
Lease interest expense	1,186
Payments	(14,880)
Early termination of lease	(101,599)
Balance at December 31, 2024	$-

4. ACCOUNTS RECEIVABLE

	2024	2023

Accounts receivable	$11,983,200	$10,133,249
Allowances for doubtful accounts	(287,102)	(290,193)
	$11,696,098	$9,843,056

5. INVENTORIES

	2024	2023

Completed goods	$3,060,508	$2,682,158
Raw materials and supplies	7,829,687	8,452,731
	$10,890,195	$11,134,889

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	2024	Accumulated	2024
	Cost	Depreciation	Net
Buildings and improvements	$12,795,750	$4,521,212	$8,274,538
Automobiles	196,255	168,807	27,448
Office equipment	124,526	117,011	7,515
Manufacturing equipment	15,318,758	6,922,667	8,396,091
Land	440,592	—	440,592
Leasehold improvements	10,000	10,000	—
Technology	94,945	94,945	—
	$28,980,826	$11,834,642	$17,146,184

	2023	Accumulated	2023
	Cost	Depreciation	Net
Buildings and improvements	$12,341,605	$3,896,887	$8,444,718
Automobiles	196,255	140,040	56,215
Office equipment	177,623	165,048	12,575
Manufacturing equipment	10,017,466	5,799,779	4,217,687
Land	440,592	—	440,592
Leasehold improvements	88,872	88,872	—
Technology	103,292	103,292	—
	$23,365,705	$10,193,918	$13,171,787

Amount of depreciation expense for 2024 was: $1,797,476 (2023 - $1,526,319) and is included in cost of sales in the consolidated statements of income and comprehensive income.

In 2023, the Company sold the boat and $4,589 was recognized as a gain on sales of asset in the consolidated statements of income and comprehensive income.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangibles assets, all of which relates to the acquisition of ENP Investments in 2018, at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023

Goodwill	$2,534,275	$2,534,275

Intangibles Assets:
Indefinite lived – trade secrets and trademarks	770,000	770,000

Definite lived – customer lists	2,350,000	2,350,000
Accumulated amortization on definite-lived intangibles assets	(1,000,000)	(840,000)
Net definite-lived intangible assets	1,350,000	1,510,000

Total intangible assets	$2,120,000	$2,280,000

The amount of amortization for 2024 was $160,000 (2023 - $160,000) and was included in cost of sales in the consolidated statements of income and comprehensive income. Estimated amortization expense over the next five years is as follows:

2025	$160,000
2026	160,000
2027	160,000
2028	160,000
2029	160,000

8. LONG TERM DEPOSITS

The Company has security deposits that are long term in nature which consist of damage deposits held by lessors and deposits held by various vendors for equipment purchases.

	2024	2023

Long term deposits	$167,882	$824,254

9. INVESTMENTS

The Company’s investments at December 31, 2024 and 2023 consisted of the following:

	2024	2023

Investments, at cost:
Lygos Inc., simple agreement for future equity (“SAFE”) agreement	$1,000,000	$1,000,000
Trio Opportunity Corp., 97,000 non-voting Class B shares	970,000	970,000
Investment, equity method:
Florida-based LLC	1,454,381	4,063,960
Total	$3,424,381	$6,033,960

In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. According to the operating agreement, the Company had a 50% interest in the profit and loss of the Florida based LLC but does not have control. In August 2024, the Company sold a 30.1% interest in the Florida based LLC to a third party for consideration of $2,000,000. In addition, the Company entered a subsequent agreement for the sale of its remaining 19.9% interest over the next five years for an additional $4,000,000. Starting in 2025, the Company will sell a further 3.98% per year upon receipt of that years $800,000 payment. At December 31, 2024, the Company continues to account for this investment using the equity investment as it exercises significant influence.

A summary of the activity associated with the Company’s investment in the Florida based LLC during the years ended December 31, 2024 and 2023 is follows:

Balance, December 31, 2022 – 50% interest	$3,758,895
Company’s proportionate share of earnings	505,065
Distribution received	(200,000)
Balance, December 31, 2023 – 50% interest	4,063,960
Company’s proportionate share of earnings	244,857
Distribution received	(510,710)
Basis of 30.1% of interest sold	(2,343,726)
Balance, December 31, 2024 – 19.9% interest	$1,454,381

Summarized profit and loss information related to the Florida based LLC is as follows:

	2024	2023

Net sales	$13,046,436	$16,043,468
Gross profit	3,640,973	4,668,177
Net income	$455,241	$1,010,128

During the year ended December 31, 2024, the Company had sales of $8,235,394 (2023 - $10,260,870) to the Florida based LLC, of which $1,866,645 is included within Accounts Receivable as at December 31, 2024 (2023 - $2,073,813).

10. LINE OF CREDIT

(a) In June 2024, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at December 31, 2024 is 7.5% (2023 - 8.5%).

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

The balance outstanding under this revolving line as of December 31, 2024 was $2,052,159 (2023 - $1,810,479).

(b) In August 2024, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at December 31, 2024 is 8% (2023 - 8.5%).

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

The balance outstanding under this revolving line as of December 31, 2024 were $nil (2023 - $nil).

11. LONG TERM DEBT

Debt, all of which is with StockYards Bank and Trust, at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
ENP Mendota, 10-year mortgage, 4.35% to 5 year fixed index plus 4.50% interest, monthly payments through to January 2030, collateralized by real property and all rents on said property	$387,577	$399,269
NanoChem, 3-year note payable, 4.90% interest, monthly principal and interest payments through June 2025, collateralized by real property	345,036	1,004,748
ENP Peru, 10-year mortgage, 4.35% interest, monthly principal and interest payments through January 2030, collateralized by real property (1st mortgage)	2,658,381	2,737,232
ENP Peru, 10-year mortgage, 5.4% interest, monthly principal payments plus interest through June 2032, collateralized by real property (2nd mortgage)	243,957	250,207
NanoChem, 3-year note payable, 6.5% interest, interest only payments through to July 2024, then monthly principal and interest payments through December 2025, collateralized by manufacturing equipment	1,355,285	1,475,188
317 Mendota, 5-year note payable, 6.79% interest, interest only payments through June 2024, then monthly principal and interest payments through June 2028 with lump sum payment of $2,024,710 due in June 2028, collateralized by real property	2,223,667	2,248,292
Nanochem, 5-year note payable, 7.0% interest, monthly principal payments plus interest through August 2029, collateralized by manufacturing equipment	1,545,945	-
Long-term debt	8,759,848	8,114,936
Less: current portion	(2,140,981)	(1,281,632)
	$6,618,867	$6,833,304

The following table summarizes the scheduled annual future principal payments as of December 31, 2024

Year Ended December 31,	Principal Amount Due
2025	$2,140,981
2026	467,149
2027	498,454
2028	2,530,128
Thereafter	3,123,136
Total	$8,759,848

12. INCOME TAXES

The provision for income tax expense (benefit) is comprised of the following:

	2024	2023
Current tax, federal	$763,471	$753,683
Current tax, state	345,380	340,952
Current tax, foreign	217,552	151,236
Current tax expense	1,326,403	1,245,871
Income tax benefit	(621,959)	(1,127,689)
Current tax, total expense	704,444	118,182

Deferred income tax, federal	101,053	(172,763)
Deferred income tax, state	45,714	(78,154)
Deferred income tax, foreign	-	-
Deferred income tax, total expense (benefit)	146,767	(250,917)
Total	$851,211	$(132,735)

The following table reconciles the income tax expense at the U.S. Federal statutory rate to income tax expense at the Company’s effective tax rates.

	2024	2023
Income before income tax - United States	$4,472,950	$3,249,901
Income before income tax - Canada	479,850	373,349
Income before income tax	4,952,800	3,623,250
US federal statutory tax rate	21.00%	21.00%
Expected income tax expense	1,040,088	760,883
State income tax expense, net of federal tax benefit	371,708	344,208
Non-deductible items	64,857	362,554
Change in estimates and other	(194,142)	(1,585,427)
Foreign tax rate differential	(35,952)	(92,379)
Change in valuation allowance	(395,348)	77,426
Total income taxes expense (benefit)	$851,211	$(132,735)

Included in current income tax expense for the year ended December 31, 2024 is a recovery of $621,959 (2023 - $1,127,689) for a revision of estimated current taxes payable for previous years.

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2024 and 2023 are comprised of the following:

	2024	2023
Canada
Non-capital loss carryforwards	$1,059,468	$855,176
Share issuance costs	1,024	-
Property, equipment and leaseholds	27,995	30,916
	1,088,487	886,092
Valuation allowance	(1,088,487)	(886,092)
Net deferred tax asset	$-	$-

F-20

	2024	2023
United States
Net operating loss carryforwards	$190,024	$-
Property, equipment and leaseholds	502,646	36,093
Deferred tax asset	692,670	36,093
Valuation allowance	(192,953)	-
Net deferred tax asset	$499,717	$36,093

Intangible assets	$(516,414)	$(11,346)
Investments	(105,322)	-
Deferred tax liability	(621,736)	(11,346)

Net deferred tax asset (liability)	$(122,019)	$24,747

The Company has non-capital loss carryforwards of approximately $4,606,383 which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Loss
2030	$249,807
2031	865,746
2032	566,109
2037	1,555,780
2039	134,471
2040	396,186
2041	301,063
2042	315,157
2043	222,064
Total	$4,606,383

As at December 31, 2024, the Company has federal and state income tax net operating loss carryforwards of $623,028 available for US tax purposes. The NOLs carry forward indefinitely, with utilization limited to offsetting up to 80% of taxable income in any given year.

Accounting for Uncertainty for Income Tax

The Company recognizes income tax liabilities from uncertain tax positions where there is uncertainty as to a tax position being sustainable using the more-likely-than-not threshold. During the years ended December 31, 2024 and 2023, the total liability for uncertain tax positions increased by $419,214 and $464,185 respectively, primarily due to increased liabilities based on existing tax positions. As of December 31, 2024 and 2023, the Company has recognized liabilities for uncertain tax positions of $2,754,007 and $2,334,793, respectively, which is included in income taxes payable on the consolidated balance sheets. All recorded uncertain tax positions impact the Company’s effective tax rate. The timing of any future settlements or payments related to uncertain tax positions is uncertain.

Additionally, the Company has accrued interest and penalties related to these unrecognized tax benefits and other items, which are recorded as a component of income tax expense (benefit). As of December 31, 2024 and 2023, the Company recorded an additional $333,086 and $193,551 in accrued interest and penalties. At December 31, 2024 and 2023, the Company had accrued interest and penalties related to unrecognized tax benefits of $1,237,637 and $904,549 respectively, which is included in income taxes payable on the consolidated balance sheets.

13. INCOME PER SHARE

The Company presents both basic and diluted income per share on the face of its consolidated statements of income and comprehensive income. Basic and diluted income per share are calculated as follows:

	2024	2023

Net income attributable to controlling interest	$3,038,529	$2,775,864
Weighted average common shares outstanding:
Basic	12,454,957	12,434,886
Diluted	12,680,668	12,489,467
Net income per common share attributable to controlling interest:
Basic and diluted	$0.24	$0.22

Certain stock options whose terms and conditions are described in Note 14, “Stock Options” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2024	2023

Anti-dilutive options	745,000	740,000

There were no preferred shares issued and outstanding during the years ended December 31, 2024 and 2023.

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

The following table summarizes the Company’s stock option activities for the years ended December 31, 2024 and 2023:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2022	1,686,000	$1.70 – 4.13	$3.26
Cancelled or expired	(564,000)	$3.46 – 4.13	$3.55
Exercised	(8,000)	$1.70	$1.70
Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	1,081,000	$2.00 – 4.05	$2.12
Cancelled or expired	(275,000)	$1.75 – 3.61	$2.54
Exercised	(80,000)	$1.75 – 2.44	$2.31
Balance, December 31, 2024	1,840,000	$2.00 – 4.05	$2.68
Exercisable, December 31, 2024	939,000	$2.00 – 3.61	$2.71

During the years ended December 31, 2024 and 2023, the Company recognized stock based compensation associated with stock options as follows:

	2024	2023
Line item on the statement of income and comprehensive income:
Wages and administrative salaries	$623,000	$331,609
Consulting	50,130	63,471
	$673,130	$395,080

During the year ended December 31, 2024, the Company granted 102,000 (2023 – nil) stock options to consultants and 979,000 (2023 – nil) stock options to employees. The fair value of options granted during 2024 was calculated using the following range of assumptions:

2024
Expected life – years	3.0
Interest rate	1.76 – 4.11%
Volatility	66.01 – 71.59%
Fair value of options granted	$1.46 – 2.02

As of December 31, 2024, the weighted-average remaining contractual life of outstanding and exercisable options is 3.4 years and 3.1 years, respectively. As of December 31, 2024, there was approximately $603,850 of compensation expense related to non-vested awards that is expected to be recognized over a weighted average period of 1.9 years.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2024 is $1,709,850 (2023 - $nil) and $843,790 (2023 - $nil), respectively. During the year ended December 31, 2024, the intrinsic value of stock options exercised was $88,730 (2023 - $11,520).

15. CAPITAL STOCK

During the year ended December 31, 2024, 47,000 shares were issued upon the exercise of employee stock options (2023 – 8,000) and 33,000 shares were issued upon the exercise of consultant stock options (2023 – nil).

During the year ended December 31, 2024, the Company announced a special dividend of $0.10 per share that was paid on May 16, 2024 to shareholders for a total of $1,255,053 (2023 - $0.05/share for a total of $626,777).

During the year ended December 31, 2023, the Company issued 1,272 shares to a consultant for services rendered, resulting in an expense of $4,070 on the consolidated statements of income and comprehensive income.

16. NON-CONTROLLING INTERESTS

(a) ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota is a LLC that leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment. See Note 17.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $4,020,679.

Balance, December 31, 2022	$2,605,034
Distribution	(719,439)
Non-controlling interest share of income	1,015,604
Balance, December 31, 2023	2,901,199
Distribution	(794,722)
Non-controlling interest share of income	1,164,037
Balance, December 31, 2024	$3,270,514

During the year ended December 31, 2024, the Company had sales of $8,050,462 (2023 - $6,811,083) to the NCI, of which $5,377,088 is included within Accounts Receivable as of December 31, 2024 (2023 – $4,225,028).

b) 317 Mendota is a LLC that owns real estate that the Company occupies part of while renting out the excess. The Company owns a 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these financial statements. The 317 NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents 317 NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building.

Balance, December 31, 2022	$-
Acquisition	200,000
Non-controlling interest share of loss	(35,483)
Balance, December 31, 2023	164,517
Non-controlling interest share of loss	(100,977)
Balance, December 31, 2024	$63,540

17. SEGMENTS AND SIGNIFICANT CONCENTRATIONS

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

The Company also manufactures food grade products that are made and sold by the TPA division.

The Company’s reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company’s operating segments and the geographical regions in which they operate. This operating segment structure is used by the Chief Operating Decision Maker (“CODM”), who has been determined to be the Chief Executive Officer, to make key operating decisions and assess performance of the Company. The CODM evaluates segment operating performance, and makes resource allocation and performance evaluation decisions, based on gross profit and net operating income.

Year ended December 31, 2024:

	EWCP	BPCA	Other (1)	Consolidated
Sales	$759,549	$37,475,311	$-	$38,234,860
Cost of sales	350,345	24,644,616	-	24,994,961
Gross profit	409,204	12,830,695	-	13,239,899
Wages and administrative salaries	90,043	3,653,182	-	3,743,225
Office & Miscellaneous	45,327	759,410	570	805,307
Other segment items (2)	57,056	2,699,196	419,709	3,175,961
Net operating income	216,778	5,718,907	(420,279)	5,515,406
Interest expense	309	609,956	-	610,265
Depreciation and amortization (included in COGS)	15,298	1,942,178	-	1,957,476
Capital expenditures	-	4,964,736	-	4,964,736
Assets (3)	2,588,731	56,415,104	964,744	59,968,579

Year ended December 31, 2023:

	EWCP	BPCA	Other (1)	Consolidated
Sales	$572,845	$37,751,961	$-	$38,324,806
Cost of sales	359,429	27,522,292	-	27,881,721
Gross profit	213,416	10,229,669	-	10,443,085
Wages and administrative salaries	92,302	3,772,359	-	3,864,661
Office & Miscellaneous	46,968	465,535	393	512,896
Other segment items (2)	79,809	2,109,582	376,581	2,565,972
Net operating income	(5,663)	3,885,680	(376,975)	3,503,042
Interest expense	387	498,279	-	498,666
Depreciation (included in COGS)	17,411	1,668,908	-	1,686,319
Capital expenditures	-	4,990,675	-	4,990,675
Assets (3)	3,889,596	50,627,932	953,527	55,471,055

(1)	Other is not considered an operating segment and includes expenses and income not identifiable to an operating segment and is not included in operating segment results

(2)	Other segment items for each reportable segment includes insurance, consulting, research, and professional fees.

(3)	Segment assets include cash, term deposits, accounts receivable, inventory, prepaid expenses, property, equipment and leaseholds, right of use assets, security deposits, intangible assets, and goodwill.

Sales by territory are shown below:

	2024	2023

Canada	$400,693	$755,844
United States and abroad	37,834,167	37,568,962
Total	$38,234,860	$38,324,806

The Company’s long-lived assets (property, equipment, leaseholds, right of use assets, intangibles, and goodwill) are located in Canada and the United States as follows:

	2024	2023

Canada	$116,496	$142,577
United States	21,683,963	17,958,778
Total	$21,800,459	$18,101,355

Three customers accounted for $20,779,311 (54%) of sales made in 2024 (2023 - $20,482,798 or 53%).

18. SUBSEQUENT EVENTS

In the three months ended March 31, 2025, the Company issued 67,000 shares to employees and 65,000 shares to consultants upon the exercise of stock options.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2024 we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

During this assessment, management identified material weaknesses in our internal control over financial reporting (“ICFR”) related to a material adjustment identified during the audit process indicating that controls over the financial statement close and review process were not operating effectively to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described above, management has concluded that our ICFR was not effective as of December 31, 2024. In 2025, we have implemented new procedures to improve our financial statement close and review process.

There was no change in our internal control over financial reporting that occurred during the quarterly period ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2024.

Item 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	68	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	72	Director
Robert Helina	59	Director
Tom Fyles	73	Director
Ben Seaman	44	Director
David Fynn	67	Director

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

Robert T. Helina has been a director since 2011. Mr. Helina has been involved in the financial services industry for over 35 years which has given him extensive knowledge in business, economics and finance. His specialty is in Corporate Finance and Capital Markets. Mr. Helina holds a Bachelor of Arts degree from Trinity Western University.

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

Ben Seaman has been a director of the Company since October 2016. Mr. Seaman has been the CEO of Eartheasy.com Sustainable Living Ltd since 2007, an international ecommerce and wholesale distribution business. His company has contributed over $1M towards clean water projects in Kenya since 2013, has been recognized internationally by the Stockholm Challenge Award, and the Outdoor Industry Inspiration Award in 2016. Prior to that, he worked in sales and investor relations at Flexible Solutions. Mr. Seaman graduated from the University of Victoria with a Bachelor of Science degree in 2004. He has significant experience in launching new products, marketing, distribution and e-commerce in both the US and Canada. He’s a strong believer in the triple bottom line approach to business, giving consideration to social and environmental issues in addition to financial performance.

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Plan. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2024 none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

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

Summary Compensation Table

The following table shows in summary form the compensation earned by (i) our Chief Executive Officer and (ii) by each other executive officer who earned in excess of $100,000 during the two fiscal years ended December 31, 2024.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2024	$600,000	—	—	$316,000	—	$916,000
President, Chief Executive Financial and Accounting Officer	2023	$785,368	—	—	$(660,000)	—	$125,368

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table. The options granted to Daniel O’Brien in 2022 were cancelled in 2023.

(5)	All other compensation received that we could not properly report in any other column of the table.

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

During the fiscal year ended December 31, 2024 we issued nil options pursuant to the Non-Qualified Plan (2023 – nil).

As of December 31, 2024, options to purchase 233,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $2.44 and $3.61 per share and the options expire at various dates between on December 31, 2024 and December 31, 2026.

Stock Option Plans

In 2022 we adopted a Stock Incentive Plan which authorizes the issuance of up to 1,500,000 shares of our common stock to persons that exercise options granted pursuant to the Plan. We have amended the plan in 2025 for issuance up to 2,500,000 shares of our common stock to pursuant to the Plan. Our employees, directors and officers, and consultants or advisors are eligible to be granted options pursuant to the Stock Incentive Plan.

The Plan is administered by our Compensation Committee. The Committee is vested with the authority to determine the number of shares issuable upon the exercise of the options, the exercise price and expiration date of the options, and when, and upon what conditions options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation.

During the fiscal year ended December 31, 2024 we issued 1,081,000 options pursuant to the Stock Incentive Plan (2023 – nil).

As of December 31, 2024, options to purchase 1,607,000 shares of our common stock were outstanding under our Stock Incentive Plan. The exercise price of these options varies between $2.00 and $4.05 and the options expire at various dates between December 31, 2027 and December 31, 2029.

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to both our Non-Qualified Stock Option Plan and Stock Incentive Plan as of December 31, 2024, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	233,000	$3.04	57,000
Stock Incentive Plan	1,607,000	$2.63	457,000

Both our Non-Qualified Stock Option Plan and Stock Incentive Plan have been approved by our shareholders.

No options were exercised by our executive officers during the fiscal year ended December 31, 2024.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $6,000 annually for each year that they serve with an additional $4,000 paid to the head of the Audit Committee -

Our directors received the following compensation in 2024:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$10,000	—	—
Robert Helina	$6,000
Tom Fyles	$6,000	—	—
Ben Seaman	$6,000	—	—
David Fynn	$6,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

Daniel B. O’Brien was not compensated for serving as a director during 2024.

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

The following table shows the beneficial ownership of our common stock as of March 31, 2025 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,430,156	35.0%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	0	0%
46081 Greenwood Dr.
Chilliwack, BC
Canada V2R 4C9

Robert Helina	35,000	0.3%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	20,000	0.2%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors
as a group (6 persons)	4,485,156	35.5%

Other Principal Shareholders
Comprehensive Financial Planning, Inc.	1,258,521	10.0%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of March 31, 2025, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Daniel B. O’Brien	160,000	$2.00	December 31, 2028

Robert Helina	5,000	$2.44	December 31, 2025
	5,000	$3.61	December 31, 2026
	5,000	$3.55	December 31, 2027
	5,000	$3.55	December 31, 2027
	5,000	$2.00	December 31, 2028
	10,000	$2.00	July 1, 2029

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Assure CPA, LLC audited our consolidated financial statements for the year ended December 31, 2024. Smythe LLP examined our consolidated financial statements for the year ended December 31, 2023.

Audit Fees

Assure CPA, LLC was paid $5,475 in the fiscal year ended December 31, 2024 for professional services rendered in the audit of our financial statements. Smythe LLP was paid $152,354 in the fiscal year ended December 31, 2024 for professional services rendered in the audit of our 2023 annual financial statements and for the reviews of the 2024 condensed interim financial statements included in our quarterly reports on Form 10-Q during that fiscal year. Smythe LLP was paid $127,487 for professional services rendered in the audit of our annual financial statements and for the reviews of the condensed interim financial statements included in our quarterly reports on Form 10-Q during fiscal 2023.

Tax Fees

Smythe LLP has been retained to file our taxes for the fiscal years ended December 31, 2017 through to December 31, 2023. Smythe LLP was paid $25,662 in the fiscal year ended December 31, 2024 (2023 – $14,079) for professional services rendered in preparing our taxes.

All Other Fees

Assure CPA, LLC and Smythe LLP were not paid any other fees for professional services during the fiscal years ended December 31, 2024 and 2023.

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

During the year ended December 31, 2024 our Audit Committee approved all of the fees paid to Assure CPA, LLC and Smythe LLP. Our Audit Committee has determined that the rendering of all non-audit services by Assure CPA, LLC and Smythe LLP is compatible with maintaining its independence.

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

March 31, 2025	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer,	March 31, 2025
Daniel B. O’Brien	Principal Financial and Accounting Officer and a Director

/s/ John H. Bientjes	Director	March 31, 2025
John H. Bientjes

/s/ Robert T. Helina	Director	March 31, 2025
Robert T. Helina

/s/ Thomas Fyles	Director	March 31, 2025
Thomas Fyles

/s/ Ben Seaman	Director	March 31, 2025
Ben Seaman

/s/ David Fynn	Director	March 31, 2025
David Fynn

