Form 10-Q
period 2025-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2025-05-15
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,647,532	May 15, 2025

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current
Cash	$9,645,257	$7,631,055
Term deposits (Note 2)	1,381,156	2,400,916
Accounts receivable, net (Note 3)	11,976,489	11,696,098
Inventories (Note 4)	11,127,739	10,890,195
Prepaid expenses and deposits	1,954,024	1,957,593
Total current assets	36,084,665	34,575,857
Property and equipment, net (Note 5)	17,075,107	17,146,184
Intangible assets	2,080,000	2,120,000
Long term deposits	426,905	167,882
Investments (Note 6)	3,488,306	3,424,381
Goodwill	2,534,275	2,534,275
Total Assets	$61,689,258	$59,968,579

Liabilities
Current
Accounts payable	$2,157,410	$2,049,425
Accrued liabilities	179,974	403,157
Income taxes payable	5,247,653	5,137,290
Deferred revenue	77,433	78,655
Short term lines of credit (Note 7)	3,990,829	2,052,159
Current portion of long term debt (Note 8)	1,634,676	2,140,981
Total current liabilities	13,287,975	11,861,667
Deferred income tax liability	122,019	122,019
Long term debt (Note 8)	6,508,829	6,618,867
Total Liabilities	19,918,823	18,602,553

Stockholders’ Equity
Capital stock (Note 10)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding: 12,647,532 (December 31, 2024: 12,515,532) common shares	12,648	12,516
Capital in excess of par value	19,269,393	18,789,915
Accumulated other comprehensive loss	(418,146)	(606,986)
Accumulated earnings	19,558,793	19,836,527
Total stockholders’ equity – controlling interest	38,422,688	38,031,972
Non-controlling interests (Note 11)	3,347,747	3,334,054
Total Stockholders’ Equity	41,770,435	41,366,026
Total Liabilities and Stockholders’ Equity	$61,689,258	$59,968,579

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2025	2024
Sales	$7,473,692	$9,224,872
Cost of sales	5,522,128	6,404,505
Gross profit	1,951,564	2,820,367

Operating Expenses
Wages	600,119	651,158
Administrative salaries and benefits	295,118	417,859
Insurance	252,197	244,260
Professional fees	161,683	60,995
Office and miscellaneous	142,119	157,623
Utilities	134,997	73,676
Research	106,801	126,654
Consulting	100,950	99,921
Advertising and promotion	91,030	66,949
Travel	48,757	66,261
Investor relations and transfer agent fee	42,719	39,304
Lease expense and rent	22,160	30,150
Telecommunications	11,765	13,532
Shipping	9,996	7,829
Commissions	860	-
Currency exchange	(550)	(1,635)
Total operating expenses	2,020,721	2,054,536
Operating income (loss)	(69,157)	765,831
Non-operating income (expense)
Loss on lease termination	-	(41,350)
Gain on investment	63,925	182,975
Interest expense	(198,019)	(175,266)
Interest income	49,573	48,197
Total non-operating income (expenses)	(84,521)	14,556
Income (loss) before income tax	(153,678)	780,387

Income taxes
Income tax expense	(110,363)	(264,178)
Net income (loss)	(264,041)	516,209
Net income attributable to non-controlling interests	(13,693)	(58,983)
Net income (loss) attributable to controlling interest	$(277,734)	$457,226
Income (loss) per share (basic and diluted)	$(0.02)	$0.04

Weighted average number of common shares (basic and diluted)	12,587,476	12,449,699
Other comprehensive income (loss):
Net income (loss)	(264,041)	516,209
Unrealized income (loss) on foreign currency translations	188,840	27,223
Total comprehensive income (loss)	$(75,201)	$543,432
Comprehensive income – non-controlling interest	(13,693)	(58,983)
Comprehensive income (loss) attributable to controlling interest	$(88,894)	$484,449

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2025	2024

Operating activities
Net income (loss) for the period	$(264,041)	$516,209
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	97,920	253,357
Depreciation and amortization	465,198	422,669
Gain on investment	(63,925)	(182,975)

Changes in operating assets and liabilities:
Accounts receivable, net	(280,391)	(3,149,487)
Inventories	(237,544)	675,633
Prepaid expenses and deposits	3,569	799,428
Long term deposits	(259,023)	(16,338)
Accounts payable	107,985	(585,902)
Accrued liabilities	(223,183)	414,874
Income taxes payable	110,363	264,178
Deferred revenue	(1,222)	(16,465)

Cash used in operating activities	(544,294)	(604,819)

Investing activities
Purchase of property and equipment	(354,121)	(478,123)
Distributions received from equity investments	-	327,000

Cash used in investing activities	(354,121)	(151,123)

Financing activities
Advance of short term lines of credit	1,938,670	1,449,456
Repayment of long term debt	(616,343)	(185,916)
Proceeds of long term debt	-	57,816
Proceeds from shares issued upon exercise of stock options	381,690	26,250

Cash provided by financing activities	1,704,017	1,347,606

Effect of exchange rate changes on cash	188,840	27,223

Increase (decrease) in cash and term deposits	994,442	618,887
Cash and term deposits, beginning	10,031,971	7,707,824

Cash and term deposits, ending	$11,026,413	$8,326,711

Cash and term deposits consist of:
Cash	$9,645,257	$5,302,954
Term Deposits	1,381,156	3,023,757
	$11,026,413	$8,326,711

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2024	12,515,532	$12,516	$18,789,915	$19,836,527	$(606,986)	$38,031,972	$3,334,054	$41,366,026
Translation adjustment	—	—	—	—	188,840	188,840	—	188,840
Net income (loss)	—	—	—	(277,734)	—	(277,734)	13,693	(264,041)
Common stock issued upon exercise of options	132,000	132	381,558	—	—	381,690	—	381,690
Stock-based compensation	—	—	97,920	—	—	97,920	—	97,920

Balance March 31, 2025	12,647,532	$12,648	$19,269,393	$19,558,793	$(418,146)	$38,422,688	$3,347,747	$41,770,435

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072
Translation adjustment	—	—	—	—	27,223	27,223	—	27,223
Net income	—	—	—	457,226	—	457,226	58,983	516,209
Common stock issued upon exercise of options	15,000	15	26,235	—	—	26,250	—	26,250
Stock-based compensation	—	—	253,357	—	—	253,357	—	253,357

Balance March 31, 2024	12,450,532	$12,451	$18,211,607	$18,510,277	$(767,923)	$35,966,412	$3,124,699	$39,091,111

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025

(U.S. Dollars - Unaudited)

1. BASIS OF PRESENTATION

These condensed interim consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd., Pana Chem Solutions Inc., InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 80% controlling interest in 317 Mendota LLC (“317 Mendota”), and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019, the Company redomiciled into Alberta, Canada.

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

2. SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations and cash flows for the three months then ended. The consolidated balance sheet as of December 31, 2024 is derived from the December 31, 2024 audited financial statements. The unaudited condensed interim consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 may not be indicative of results expected for the full year ending December 31, 2025.

For the three months ended March 31, 2025, the Company’s estimated effective tax rate differs from the U.S. federal statutory rate primarily due to the accrual of interest and penalties related to uncertain tax positions. These amounts are recognized as a component of income tax expense. As a result, the Company recorded income tax expense during the period despite reporting a net loss. The Company continues to monitor and assess its uncertain tax positions and adjusts its estimates as new information becomes available.

(a) Term Deposits.

The Company has three term deposits that are maintained by commercials banks. The first term deposit is for $313,225 and matures in February 2026. This deposit pays 3% interest and if withdrawn before maturity, a penalty may be applied. The second term deposit is for $747,688, matures in June 2025 and pays interest at a rate of 2.65%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The third term deposit is for $320,243, matures in August 2025 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied.

(b) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges billed to customers are included in revenue (2025 - $76,066; 2024 - $128,289). Shipping and handling costs incurred are included in cost of goods sold (2025 - $158,768; 2024 - $216,503).

(c) Risk Management.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the accompanying condensed interim consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties. Revenue for the Company’s three primary customers totaled $3,665,235 (49%) for the three months ended March 31, 2025 (2024 - $5,106,905 or 55%). Accounts receivable for the Company’s three primary customers totaled $8,132,352 (68%) at March 31, 2025 (December 31, 2024 - $7,585,199 or 65%). See Note 3 for allowance for doubtful accounts, all unrelated to our primary customers.

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

(d) Reclassification.

Certain prior year amounts have been reclassified to conform to the 2025 financial statements presentation. Reclassifications had no effect on net income, cash flows, or stockholders’ equity as previously reported.

(e) Recent Accounting Pronouncements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted the standard on January 1, 2025 and does not expect the adoption to have a material impact on the consolidated financial statements.

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

3. ACCOUNTS RECEIVABLE

	March 31, 2025	December 31, 2024

Accounts receivable	$12,263,621	$11,983,200
Allowances for doubtful accounts	(287,132)	(287,102)
	$11,976,489	$11,696,098

4. INVENTORIES

	March 31, 2025	December 31, 2024

Completed goods	$4,147,979	$3,060,508
Raw materials and supplies	6,979,760	7,829,687
	$11,127,739	$10,890,195

5. PROPERTY AND EQUIPMENT

	March 31, 2025	Accumulated	March 31, 2025
	Cost	Depreciation	Net
Buildings and improvements	$12,795,943	$4,670,070	$8,125,873
Automobiles	196,255	178,515	17,740
Office equipment	124,533	118,007	6,526
Manufacturing equipment	15,672,818	7,188,442	8,484,376
Land	440,592	—	440,592
Technology	95,027	95,027	—
	$29,325,168	$12,250,061	$17,075,107

	December 31, 2024	Accumulated	December 31, 2024
	Cost	Depreciation	Net
Buildings and improvements	$12,795,750	$4,521,212	$8,274,538
Automobiles	196,255	168,807	27,448
Office equipment	124,526	117,011	7,515
Manufacturing equipment	15,318,758	6,922,667	8,396,091
Land	440,592	—	440,592
Technology	94,945	94,945	—
	$28,970,826	$11,824,642	$17,146,184

Amount of depreciation expense for three months ended March 31, 2025 was: $425,198 (2024 - $382,669) and is included in cost of sales in the condensed interim consolidated statements of operations and comprehensive income (loss).

6. INVESTMENTS

The Company’s investments at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024

Investments, at cost:
Lygos Inc., simple agreement for future equity (“SAFE”) agreement	$1,000,000	$1,000,000
Trio Opportunity Corp., 97,000 non-voting Class B shares	970,000	970,000
Investment, equity method:
Florida-based LLC	1,518,306	1,454,381
Total	$3,488,306	$3,424,381

In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. According to the operating agreement, the Company had a 50% interest in the profit and loss of the Florida based LLC but does not have control. In August 2024, the Company sold a 30.1% interest in the Florida based LLC to a third party for consideration of $2,000,000. In addition, the Company entered a subsequent agreement for the sale of its remaining 19.9% interest over the next five years for an additional $4,000,000. Starting in 2025, the Company will sell a further 3.98% per year upon receipt of that years $800,000 payment. At March 31, 2025, the Company continues to account for this investment using the equity investment as it exercises significant influence.

A summary of the activity associated with the Company’s investment in the Florida based LLC during the three months ended March 31, 2025 and the year ended December 31, 2024 is follows:

Balance, December 31, 2023 – 50% interest	4,063,960
Company’s proportionate share of earnings	244,857
Distribution received	(510,710)
Basis of 30.1% of interest sold	(2,343,726)
Balance, December 31, 2024 – 19.9% interest	$1,454,381
Company’s proportionate share of earnings	63,925
Balance, March 31, 2025 – 19.9% interest	$1,518,306

Summarized profit and loss information related to the Florida based LLC is as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024

Net sales	$3,443,030	$3,319,582
Gross profit	$1,094,892	$1,014,988
Net income	$321,229	$364,403

During the three months ended March 31, 2025, the Company had sales of $1,856,395 (2024 - $2,299,938) to the Florida based LLC, of which $1,508,783 is included within Accounts Receivable as at March 31, 2025 (December 31, 2024 - $1,866,645).

7. SHORT TERM LINES OF CREDIT

(a) In June 2024, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $4,500,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at March 31, 2025 is 7.5% (December 31, 2024 - 7.5%).

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

Short-term borrowings outstanding under the revolving line as of March 31, 2025 were $3,588,868 (December 31, 2024 - $2,052,159).

(b) In August 2024, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at March 31, 2025 is 7.5% (December 31, 2024 - 8%).

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

Short-term borrowings outstanding under the revolving line as of March 31, 2025 were $401,961 (December 31, 2024 were $nil).

8. LONG TERM DEBT

Long term debt, all of which is with StockYards Bank and Trust, at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
ENP Mendota, 10-year mortgage, 5 year fixed index plus 4.50% interest (7.18%) monthly payments through to January 2030, collateralized by real property and all rents on said property	$375,115	$387,577
NanoChem, 3-year note payable, 4.90% interest, monthly principal and interest payments through June 2025, collateralized by real property	174,888	345,036
ENP Peru, 10-year mortgage, 7.18% interest (December 31, 2024 – 4.35%), monthly principal and interest payments through January 2030, collateralized by real property (1st mortgage)	2,640,976	2,658,381
ENP Peru, 10-year mortgage, 5.4% interest, monthly principal payments plus interest through June 2032, collateralized by real property (2nd mortgage)	242,286	243,957
NanoChem, 3-year note payable, 6.5% interest, interest only payments through to July 2024, then monthly principal and interest payments through December 2025, collateralized by manufacturing equipment	1,024,592	1,355,285
317 Mendota, 5-year note payable, 6.79% interest, interest only payments through June 2024, then monthly principal and interest payments through June 2028 with lump sum payment of $2,024,710 due in June 2028, collateralized by real property	2,210,315	2,223,667
NanoChem, 5-year note payable, 7.0% interest, monthly principal payments plus interest through August 2029, collateralized by manufacturing equipment	1,475,333	1,545,945
Long-term debt	8,143,505	8,759,848
Less: current portion	(1,634,676)	(2,140,981)
	$6,508,829	$6,618,867

The following table summarizes the scheduled annual future principal payments as of March 31, 2025:

Year Ended December 31,	Principal Amount Due
Remainder of 2025	$1,524,624
2026	468,808
2027	499,789
2028	2,531,054
Thereafter	3,119,230
Total	$8,143,505

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

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2025 and the full year ended December 31, 2024:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	1,081,000	$2.00 – 4.05	$2.12
Cancelled or expired	(275,000)	$1.75 – 3.61	$2.54
Exercised	(80,000)	$1.75 – 2.44	$2.31
Balance, December 31, 2024	1,840,000	$2.00 – 4.05	$2.68
Exercised	(132,000)	$2.00 – 3.61	$2.89
Balance, March 31, 2025	1,708,000	$2.00 – 4.05	$2.66
Exercisable, March 31, 2025	807,000	$2.00 – 3.61	$2.68

During the three months ended March 31, 2025 and 2024, the Company recognized stock based compensation associated with stock options as follows:

	March 31, 2025	March 31, 2024
Line item on the statement of operations and comprehensive income (loss):
Wages and administrative salaries	$79,740	$243,417
Consulting	18,180	9,940
	$97,920	$253,357

During the three months ended March 31, 2025, the Company granted nil (2024 – 56,000) stock options to consultants and nil (2024 – 894,000) stock options to employees. The fair value of options granted during 2024 was calculated using the following range of assumptions:

2024
Expected life – years	3.0
Interest rate	1.76 – 4.11%
Volatility	66.01 – 71.59%
Fair value of options granted	$1.46 – 2.02

As of March 31, 2025, the weighted-average remaining contractual life of outstanding and exercisable options is 3.3 years and 3.0 years, respectively. As of March 31, 2025, there was approximately $505,931 of compensation expense related to non-vested awards that is expected to be recognized over a weighted average period of 1.6 years.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2025 is $4,074,540 (2024 - $nil) and $1,911,040 (2024 - $nil), respectively. During the three months ended March 31, 2025, the intrinsic value of stock options exercised was $419,350 (2024 - $720).

10. CAPITAL STOCK

During the three months ended March 31, 2025, 132,000 shares were issued upon the exercise of stock options (2024 – 15,000).

11. NON-CONTROLLING INTERESTS

(a) ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota is a LLC that leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these condensed interim consolidated financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these condensed interim consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment. See Note 12.

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

Balance, December 31, 2023	$2,901,199
Distribution	(794,722)
Non-controlling interest share of income	1,164,037
Balance, December 31, 2024	3,270,514
Non-controlling interest share of income	47,066
Balance, March 31, 2025	$3,317,580

During the three months ended March 31, 2025, the Company had sales of $830,483 (2024 - $1,291,426) to NCI, of which $5,986,298 is included in Accounts receivable as of March 31, 2025 (December 31, 2024 – $5,377,088).

b) 317 Mendota is a LLC that owns real estate that the Company occupies part of while renting out the excess. The Company owns a 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these condensed interim financial statements and the 317 NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these condensed interim consolidated financial statements. The non-controlling interest represents 317 NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building.

Balance, December 31, 2023	$164,517
Non-controlling interest share of income (loss)	(100,977)
Balance, December 31, 2024	63,540
Non-controlling interest share of income (loss)	(33,373)
Balance, March 31, 2025	$30,167

12. SEGMENTED DISCLOSURE, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

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

Three months ended March 31, 2025:

	EWCP	BPCA	Other (1)	Consolidated
Sales	$40,185	$7,433,507	$-	$7,473,692
Cost of sales	49,797	5,472,331	-	5,522,128
Gross profit	(9,612)	1,961,176	-	1,951,564
Wages and administrative salaries	17,593	877,644	-	895,237
Office & miscellaneous	13,551	127,895	673	142,119
Other segment items (2)	19,713	826,371	137,281	983,365
Net operating income (loss)	(60,469)	129,266	(137,954)	(69,157)
Interest expense	-	198,019	-	198,019
Depreciation and amortization (included in COGS)	3,206	461,992	-	465,198
Capital expenditures	-	354,121	-	354,121
Assets at March 31, 2025 (3)	2,380,335	57,913,692	1,395,231	61,689,258

Three months ended March 31, 2024:

	EWCP	BPCA	Other (1)	Consolidated
Sales	$41,608	$9,183,264	$-	$9,224,872
Cost of sales	39,008	6,365,497	-	6,404,505
Gross profit	2,600	2,817,767	-	2,820,367
Wages and administrative salaries	28,406	1,040,611	-	1,069,017
Office & miscellaneous	9,504	148,075	44	157,623
Other segment items (2)	19,873	727,434	80,589	827,896
Net operating income (loss)	(55,183)	901,647	(80,633)	765,831
Interest expense	-	175,266	-	175,266
Depreciation and amortization (included in COGS)	3,883	418,786	-	422,669
Capital expenditures	-	478,123	-	478,123
Assets at December 31, 2024 (3)	2,588,731	56,415,104	964,744	59,968,579

(1)	Other is not considered an operating segment and includes expenses and income not identifiable to an operating segment and is not included in operating segment results

(2)	Other segment items for each reportable segment includes items such as insurance, consulting, research, professional fees, and travel.

(3)	Segment assets include cash, term deposits, accounts receivable, inventory, prepaid expenses, property and equipment, security deposits, intangible assets, and goodwill.

Sales by territory are shown below:

	Three months ended March 31, 2025	Three months ended March 31, 2024

Canada	$288,094	$88,478
United States and abroad	7,185,598	9,136,394
Total	$7,473,692	$9,224,872

The Company’s long-lived assets (property, equipment, intangibles, and goodwill) are located in Canada and the United States as follows:

	March 31, 2025	December 31, 2024

Canada	$113,397	$116,496
United States	21,575,985	21,683,963
Total	$21,689,382	$21,800,459

Three primary customers accounted for $3,665,235 (49%) of sales during the three-month period ended March 31, 2025 (2024 - $5,106,905 or 55%).

13. SUBSEQUENT EVENTS

On May 7, 2025, the Company declared a $0.10 special dividend payable on May 28, 2025 to shareholders of record on May 19, 2025.

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

Material changes in the Company’s Statement of Operations for three months ended March 31, 2025 compared to the same period in the prior year are discussed below:

Three Months ended March 31, 2025

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	D	Decreased customer orders.
Gross profit	D	Increase in tariffs.
Wages	D	Stock options granted in the three months ending March 31, 2024 did not reoccur in 2025.

Administrative salaries and benefits	D	Stock options granted in the three months ending March 31, 2024 did not reoccur in 2025.

Professional fees	I	Increase in accounting fees related to tax filings and increase in audit fees related to growth of the Company.

Utilities	I	Addition of real estate not yet rented out.

Advertising and promotion	I	Increased outreach to customers and prospects.

Travel	D	Travel requirements were lower in for the first quarter in 2025 than it was in 2024.

Lease expense	D	Termination of lease in Naperville, IL reduced costs.

Lease termination fee	D	One time cost incurred in March 2024 upon terminating lease in Naperville, IL.
Gain on investment	D	Sale of 30.1% of profitable Florida based LLC in 2024 reduced the amount of our proportionate share of earnings.
Interest expense	I	Increased debt resulted in increased interest expense.
Interest income	D	Decrease in term deposits held.

Three primary customers accounted for 49% of the Company’s sales during the three months ended March 31, 2025 (2024 - 55%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2025	2024

Company A	$830,483	$1,291,426
Company B	$1,856,395	$2,299,938
Company C	$978,357	$1,515,541

Customers with balances greater than 10% of our receivables as of March 31, 2025 and December 31, 2024 are shown below:

	March 31, 2025		December 31, 2024

Company A	$5,986,298		$5,377,088
Company B	$1,508,783		$1,866,645
Company D	$344,528	*	$1,189,157

*less than 10% in that period

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	new tariffs relating to raw materials imported from China.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2025 and 2024 are shown below:

	2025	2024

Cash used in operating activities	(544,294)	(604,819)
Purchase of property and equipment	(354,121)	(478,123)
Distributions received from equity investments	-	327,000
Advance of short term lines of credit	1,938,670	1,449,456
Repayment of long term debt	(616,343)	(185,916)
Proceeds of long term debt	-	57,816
Proceeds from shares issued upon exercise of stock options	381,690	26,250
Effect of exchange rate changes on cash	188,840	27,223

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2025, working capital was $22,796,690 (December 31, 2024 - $22,714,190) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending March 31, 2026.

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

There have been no significant changes to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

At December 31, 2024, management identified material weaknesses in our internal control over financial reporting (“ICFR”) related to a material adjustment identified during the audit process indicating that controls over the financial statement close and review process were not operating effectively to prevent or detect misstatements on a timely basis. Because of the material weaknesses described above, we implemented new procedures to improve our financial statement close and review process during the quarter ended March 31, 2025 which included hiring a new tax consultant to ensure for more timely Canadian tax filings moving forward.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2025

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

May 15, 2025

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

