Form 10-Q
period 2025-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2025-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,656,532	August 14, 2025

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current
Cash	$8,613,182	$7,631,055
Term deposits (Note 2)	1,386,150	2,400,916
Accounts receivable, net (Note 3)	8,599,081	11,696,098
Inventories (Note 4)	11,334,901	10,890,195
Prepaid expenses and deposits	1,158,939	1,957,593
Total current assets	31,092,253	34,575,857
Property and equipment, net (Note 5)	17,597,133	17,146,184
Intangible assets, net	2,040,000	2,120,000
Long term deposits	1,460,346	167,882
Investments (Note 6)	3,510,041	3,424,381
Goodwill	2,534,275	2,534,275
Total Assets	$58,234,048	$59,968,579

Liabilities
Current
Accounts payable	$1,717,913	$2,049,425
Accrued liabilities	208,285	403,157
Deferred revenue	38,200	78,655
Income taxes payable	5,332,799	5,137,290
Short term lines of credit (Note 7)	710,092	2,052,159
Current portion of long term debt (Note 8)	1,144,165	2,140,981
Total current liabilities	9,151,454	11,861,667
Deferred income tax liability (Note 2)	122,019	122,019
Long term debt (Note 8)	6,381,194	6,618,867
Total Liabilities	15,654,667	18,602,553

Stockholders’ Equity
Capital stock (Note 10)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,652,532 (December 31, 2024: 12,515,532) common shares	12,653	12,516

Capital in excess of par value	19,379,508	18,789,915
Accumulated other comprehensive loss	(337,632)	(606,986)
Accumulated earnings	20,312,952	19,836,527
Total stockholders’ equity – controlling interest	39,367,481	38,031,972
Non-controlling interests (Note 11)	3,211,900	3,334,054
Total Stockholders’ Equity	42,579,381	41,366,026
Total Liabilities and Stockholders’ Equity	$58,234,048	$59,968,579

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2025	2024
Sales
Products	$8,867,132	$10,528,739
Research and development services (Note 2)	2,500,000	-
Total Sales	11,367,132	10,528,739
Cost of sales	5,981,866	6,589,644
Gross profit	5,385,266	3,939,095

Operating Expenses
Advertising and promotion	75,647	63,283
Commissions	19,101	-
Consulting	41,127	142,395
Currency exchange	34,951	47,681
Insurance	247,632	229,198
Investor relations and transfer agent fee	40,326	46,174
Lease expense and rent	31,108	12,195
Office and miscellaneous	232,836	197,707
Professional fees	150,843	122,470
Research	167,247	62,474
Shipping	11,193	7,014
Telecommunications	23,068	15,996
Travel	30,820	61,179
Utilities	87,463	76,256
Wages, administrative salaries and benefits	894,790	884,161
Total operating expenses	2,088,152	1,968,183
Operating income	3,297,114	1,970,912
Non-operating income (expense)
Gain on investment	21,735	115,463

Interest expense	(184,126)	(157,131)
Interest income	26,667	61,440
Total non-operating income (expenses)	(135,724)	19,772
Income before income tax	3,161,390	1,990,684

Income taxes
Income tax expense	(1,016,156)	(558,251)
Net income	2,145,234	1,432,433
Net income attributable to non-controlling interests	(116,322)	(142,637)
Net income attributable to Flexible Solutions International Inc.	$2,028,912	$1,289,796
Net income per share (basic)	$0.16	$0.10
Net income per share (diluted)	$0.15	$0.10

Weighted average number of common shares (basic)	12,647,532	12,450,532
Weighted average number of common shares (diluted)	13,267,333	12,480,712
Other comprehensive loss:
Net income	2,145,234	1,432,433
Unrealized gain on foreign currency translations	80,514	35,118
Total comprehensive income	$2,225,748	$1,467,551
Comprehensive income – non-controlling interest	(116,322)	(142,637)
Comprehensive income attributable to Flexible Solutions International Inc.	$2,109,426	$1,324,914

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2025	2024
Sales
Products	$16,340,824	$19,753,611
Research and development services (Note 2)	2,500,000	-
Total Sales	18,840,824	19,753,611
Cost of sales	11,503,994	12,994,149
Gross profit	7,336,830	6,759,462

Operating Expenses
Advertising and promotion	166,677	130,232
Commissions	19,961	-
Consulting	142,077	242,316
Currency exchange	34,401	46,046
Insurance	499,829	473,458
Investor relations and transfer agent fee	83,045	85,478
Lease expense and rent	53,268	42,345
Office and miscellaneous	374,955	355,330
Professional fees	312,526	183,465
Research	274,048	189,128
Shipping	21,189	14,843
Telecommunications	34,833	29,528
Travel	79,577	127,440
Utilities	222,460	149,932
Wages, administrative salaries and benefits	1,790,027	1,953,178
Total operating expenses	4,108,873	4,022,719
Operating income	3,227,957	2,736,743
Non-operating income (expense)
Gain on investment	85,660	298,438
Loss on lease termination	-	(41,350)
Interest expense	(382,145)	(332,397)
Interest income	76,240	109,637
Total non-operating income (expense)	(220,245)	34,328
Income before income tax	3,007,712	2,771,071

Income taxes
Income tax expense	(1,126,519)	(822,429)
Net income	1,881,193	1,948,642
Net income attributable to non-controlling interests	(130,015)	(201,620)
Net income attributable to Flexible Solutions International Inc.	$1,751,178	$1,747,022
Net income per share (basic)	$0.14	$0.14
Net income per share (diluted)	$0.13	$0.14
Weighted average number of common shares (basic)	12,617,808	12,450,118
Weighted average number of common shares (diluted)	13,382,735	12,450,118
Other comprehensive loss:
Net income	$1,881,193	$1,948,642
Unrealized gain on foreign currency translations	269,354	62,341
Total comprehensive income	$2,150,547	$2,010,983
Comprehensive income – non-controlling interest	(130,015)	(201,620)
Comprehensive income attributable to Flexible Solutions International Inc.	$2,020,532	$1,809,363

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2025	2024

Operating activities
Net income for the period	$1,881,193	$1,948,642
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	195,840	379,260
Depreciation and amortization	960,093	939,524
Gain on investment	(85,660)	(298,438)

Changes in operating assets and liabilities:
Accounts receivable, net	3,097,017	1,050,360
Inventories	(444,706)	800,931
Prepaid expenses and deposits	798,654	959,890
Long term deposits	(1,292,464)	(1,703,091)
Accounts payable	(331,512)	(495,756)
Accrued liabilities	(194,872)	974,479
Income taxes payable	195,509	822,429
Deferred revenue	(40,455)	(68,375)

Cash provided by operating activities	4,738,637	5,309,855

Investing activities
Distributions received from equity investments	-	427,000
Purchase of property and equipment	(1,331,042)	(1,663,697)

Cash used in investing activities	(1,331,042)	(1,236,697)

Financing activities
Repayment of short term line of credit, net	(1,342,067)	(1,190,635)
Repayment of long term debt	(1,234,489)	(373,615)
Proceeds from long term debt	-	524,812
Dividends paid	(1,274,753)	(1,255,053)
Distributions to non-controlling interest	(252,169)	(365,644)
Proceeds from shares issued upon exercise of stock options	393,890	26,250

Cash used in financing activities	(3,709,588)	(2,633,885)

Effect of exchange rate changes on cash	269,354	62,341

Increase (decrease) in cash and term deposits	(32,639)	1,501,614
Cash and term deposits, beginning	10,031,971	7,707,824

Cash and term deposits, ending	$9,999,332	$9,209,438

Cash and term deposits consist of:
Cash	$8,613,182	$6,843,825
Term deposits	1,386,150	2,365,613
	$9,999,332	$9,209,438

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2024	12,515,532	$12,516	$18,789,915	$19,836,527	$(606,986)	$38,031,972	$3,334,054	$41,366,026
Translation adjustment	—	—	—	—	188,840	188,840	—	188,840
Net income (loss)	—	—	—	(277,734)	—	(277,734)	13,693	(264,041)
Common stock issued upon exercise of options	132,000	132	381,558	—	—	381,690	—	381,690
Stock-based compensation	—	—	97,920	—	—	97,920	—	97,920
Balance March 31, 2025	12,647,532	$12,648	$19,269,393	$19,558,793	$(418,146)	$38,422,688	$3,347,747	$41,770,435
Translation adjustment	—	—	—	—	80,514	80,514	—	80,514
Net income	—	—	—	2,028,912	—	2,028,912	116,322	2,145,234
Common stock issued upon exercise of options	5,000	5	12,195	—	—	12,200	—	12,200
Dividends paid	—	—	—	(1,274,753)	—	(1,274,753)	—	(1,274,753)
Distributions to noncontrolling interests	—	—	—	—	—	—	(252,169)	(252,169)
Stock-based compensation	—	—	97,920	—	—	97,920	—	97,920
Balance June 30, 2025	12,652,532	$12,653	$19,379,508	$20,312,952	$(337,632)	$39,367,481	$3,211,900	$42,579,381

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072
Translation adjustment	—	—	—	—	27,223	27,223	—	27,223
Net income	—	—	—	457,226	—	457,226	58,983	516,209
Common stock issued	15,000	15	26,235	—	—	26,250	—	26,250
Stock-based compensation	—	—	253,357	—	—	253,357	—	253,357
Balance March 31, 2024	12,450,532	$12,451	$18,211,607	$18,510,277	$(767,923)	$35,966,412	$3,124,699	$39,091,111
Translation adjustment	—	—	—	—	35,118	35,118	—	35,118
Net income	—	—	—	1,289,796	—	1,289,796	142,637	1,432,433
Dividends paid	—	—	—	(1,255,053)	—	(1,255,053)	—	(1,255,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(365,644)	(365,644)
Stock-based compensation	—	—	125,903	—	—	125,903	—	125,903
Balance June 30, 2024	12,450,532	$12,451	$18,337,510	$18,545,020	$(732,805)	$36,162,176	$2,901,692	$39,063,868

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025

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

In 2023, the Company purchased an 80% interest in 317 Mendota, a newly incorporated company established to purchase a large manufacturing building. ENP Investments occupies part of this building, freeing up more space in the building owned by ENP Peru for NanoChem. The Company intends to rent the remainder of the space to suitable tenants. The remaining 20% non-controlling interest is held by unrelated parties.

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides. The TPA division also manufactures two nitrogen conservation products for agriculture that slows nitrogen loss from fields and has installed custom equipment used to produce food and nutritional materials. All the ingredients the Company produces are custom products for specific clients and are confidential. The Company anticipates that this market vertical will grow over time. The Company also manufactures food grade products that are made and sold by the TPA division. The TPA division recognizes research and development income from time to time.

2. SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations and cash flows for the six months then ended. The consolidated balance sheet as of December 31, 2024 is derived from the December 31, 2024 audited financial statements. The unaudited condensed interim consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 may not be indicative of results expected for the full year ending December 31, 2025.

For the three and six months ended June 30, 2025, the Company’s estimated effective tax rate differs from the U.S. federal statutory rate primarily due to the accrual of interest and penalties related to uncertain tax positions. These amounts are recognized as a component of income tax expense. The Company continues to monitor and assess its uncertain tax positions and adjusts its estimates as new information becomes available.

(a) Term Deposits.

The Company has three term deposits that are maintained by commercials banks. The first term deposit is for $313,225 and matures in February 2026. This deposit pays 3% interest and if withdrawn before maturity, a penalty may be applied. The second term deposit is for $752,682, matures in September 2025 and pays interest at a rate of 1.65%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The third term deposit is for $320,243, matures in August 2025 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied.

(b) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis or weighted average cost formula to inventories in different subsidiaries. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. Shipping and handling charges included in the accompanying condensed interim consolidated statements of operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Shipping income in product sales	$134,164	$160,537	$210,230	$288,826
Shipping costs in cost of sales	$210,839	$292,664	$369,607	$509,167

(c) Research and Development Services.

Income from research and development services is recognized over a period of time as the Company satisfies contractual performance obligations. Costs related to these services are expensed as research and development costs are incurred.

(d) Risk Management.

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

Excluding research and development services revenue that is listed separately, total revenue for the Company’s three primary customers in each period is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Total revenue for three primary customers	$4,007,159	$5,520,361	$7,672,394	$9,843,563
Total revenue for three primary customers as a percentage of sales	45%	52%	47%	50%
Research and development services	$2,500,000	$-	$2,500,000	$-
Research and development services as a percentage of sales	22%	-	13%	-

Total accounts receivable for the Company’s three primary customers for the three and six months ended June 30, 2025 and research and development services accounts is as follows:

	June 30, 2025	December 31, 2024

Accounts receivable of three primary customers	$2,379,915 (28%)	$7,585,199 (65%)
Accounts receivable – research and development services	$2,500,000 (29%)	-

See Note 3 for allowance for doubtful accounts, all unrelated to our primary or research and development customers.

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

(e) Reclassification.

Certain prior year amounts have been reclassified to conform to the 2025 financial statements presentation. Reclassifications had no effect on net income, cash flows, or stockholders’ equity as previously reported.

(f) Recent Accounting Pronouncements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted the standard on January 1, 2025 and anticipates disclosure regarding income taxes will be expanded in the annual financial statements for the year ended December 31, 2025.

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

3. ACCOUNTS RECEIVABLE

	June 30, 2025	December 31, 2024
Accounts receivable - products	$6,388,106	$11,983,200
Accounts receivable – research and development services	2,500,000	-
Allowances for doubtful accounts	(289,025)	(287,102)
	$8,599,081	$11,696,098

4. INVENTORIES

	June 30, 2025	December 31, 2024

Completed goods	$4,251,908	$3,060,508
Raw materials and supplies	7,082,993	7,829,687
	$11,334,901	$10,890,195

5. PROPERTY AND EQUIPMENT

	June 30, 2025	Accumulated	June 30, 2025
	Cost	Depreciation	Net
Buildings and improvements	$13,230,983	$4,836,025	$8,394,958
Automobiles	199,845	135,109	64,736
Office equipment	129,680	119,337	10,343
Manufacturing equipment	16,165,002	7,478,498	8,686,504
Land	440,592	—	440,592
Technology	100,136	100,136	—
	$30,266,238	$12,669,105	$17,597,133

	December 31, 2024	Accumulated	December 31, 2024
	Cost	Depreciation	Net
Buildings and improvements	$12,795,750	$4,521,212	$8,274,538
Automobiles	196,255	168,807	27,448
Office equipment	124,526	117,011	7,515
Manufacturing equipment	15,318,758	6,922,667	8,396,091
Land	440,592	—	440,592
Technology	94,945	94,945	—
	$28,970,826	$11,824,642	$17,146,184

Amount of depreciation expense for the three months ended June 30, 2025 was $454,895 (2024 – $476,855); the amount of depreciation expense for the six months ended June 30, 2025 was $880,093 (2024 - $859,524) and is included in cost of sales in the unaudited interim condensed consolidated statements of income and comprehensive income.

6. INVESTMENTS

The Company’s investments at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024

Investments, at cost:
Lygos Inc., simple agreement for future equity (“SAFE”) agreement	$1,000,000	$1,000,000
Trio Opportunity Corp., 97,000 non-voting Class B shares	970,000	970,000

Investment, equity method:
Florida-based LLC	1,540,041	1,454,381
Total	$3,510,041	$3,424,381

In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. According to the operating agreement, the Company had a 50% interest in the profit and loss of the Florida based LLC but did not have control. In August 2024, the Company sold a 30.1% interest in the Florida based LLC to a third party for consideration of $2,000,000. In addition, the Company entered into a subsequent agreement for the sale of its remaining 19.9% interest over the next five years for an additional $4,000,000. Starting in 2025, the Company will sell a further 3.98% per year upon receipt of that year’s $800,000 payment. At June 30, 2025, the Company continues to account for this investment using the equity investment as it exercises significant influence.

A summary of the activity associated with the Company’s investment in the Florida based LLC during the six months ended June 30, 2025 and the year ended December 31, 2024 is follows:

Balance, December 31, 2023 – 50% interest	4,063,960
Company’s proportionate share of earnings	244,857
Distribution received	(510,710)
Basis of 30.1% of interest sold	(2,343,726)

Balance, December 31, 2024 – 19.9% interest	$1,454,381
Company’s proportionate share of earnings	85,660
Balance, June 30, 2025 – 19.9% interest	$1,540,041

Summarized profit and loss information related to the Florida based LLC is as follows:

	Six months ended June 30, 2025	Six months ended June 30, 2024

Net sales	$7,042,739	$7,159,499
Gross profit	$2,016,745	$2,044,578
Net income	$430,453	$595,329

During the three months ended June 30, 2025, the Company had sales of $2,072,180 (2024 – $2,512,681) to the Florida based LLC and during the six months ended June 30, 2025, the Company had sales of $3,928,575 (2024 - $4,812,619) to the Florida based LLC, of which $1,978,433 is included within accounts receivable as at June 30, 2025 (December 31, 2024 - $1,866,645).

7. SHORT-TERM LINES OF CREDIT

(a) In June 2025, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,500,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at June 30, 2025 is 7.5% (December 31, 2024 - 7.5%).

The revolving line of credit contains customary affirmative and negative covenants, including the following: compliance with laws, provisions of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at Stock Yards, Stock Yard’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. NanoChem is a guarantor of 65% of all the principal and other loan costs not to exceed $3,250,000. The non-controlling interest is the guarantor of the remaining 35% of all the principal and other loan costs not to exceed $1,750,000.

To secure the repayment of any amounts borrowed under the revolving line of credit, the Company granted Stock Yards a security interest in substantially all of the assets of ENP Investments, exclusive of intellectual property assets.

Short-term borrowings outstanding under the revolving line as of June 30, 2025 were $nil (December 31, 2024 - $2,052,159).

(b) In August 2024, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at June 30, 2025 is 7.5% (December 31, 2024 - 8%).

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

Short-term borrowings outstanding under the revolving line as of June 30, 2025 were $710,092 (December 31, 2024 were $nil).

8. LONG TERM DEBT

Long term debt, all of which is with Stock Yards Bank and Trust, at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
ENP Mendota, 10-year mortgage, 5 year fixed index plus 4.50% interest (7.18%) monthly payments through to January 2030, collateralized by real property and all rents on said property	$367,991	$387,577
NanoChem, 3-year note payable, 4.90% interest, monthly principal and interest payments through June 2025, collateralized by real property	-	345,036
ENP Peru, 10-year mortgage, 7.18% interest (December 31, 2024 – 4.35%), monthly principal and interest payments through January 2030, collateralized by real property (1st mortgage)	2,626,326	2,658,381
ENP Peru, 10-year mortgage, 5.4% interest, monthly principal payments plus interest through June 2032, collateralized by real property (2nd mortgage)	240,664	243,957
NanoChem, 3-year note payable, 6.5% interest, interest only payments through to July 2024, then monthly principal and interest payments through December 2025, collateralized by manufacturing equipment	688,785	1,355,285
317 Mendota, 5-year note payable, 6.79% interest, interest only payments through June 2024, then monthly principal and interest payments through June 2028 with lump sum payment of $2,024,710 due in June 2028, collateralized by real property	2,197,566	2,223,667
NanoChem, 5-year note payable, 7.0% interest, monthly principal payments plus interest through August 2029, collateralized by manufacturing equipment	1,404,027	1,545,945
Long-term debt	7,525,359	8,759,848
Less: current portion	(1,144,165)	(2,140,981)
	$6,381,194	$6,618,867

The following table summarizes the scheduled annual future principal payments as of June 30, 2025:

Year Ended December 31,	Principal Amount Due
Remainder of 2025	$914,143
2026	469,184
2027	500,192
2028	2,531,492
Thereafter	3,110,348
Total	$7,525,359

9. STOCK OPTIONS

The Company has a stock option plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the option plan are that 100% of the options granted will vest the year following the grant unless an executive employee is granted a multi-year stock option grant where an equal amount vests over the next 5 years. The maximum term of options granted is 5 years and the exercise price for all options are issued for not less than fair market value at the date of the grant.

The following table summarizes the Company’s stock option activities for the year ended December 31, 2024 and the six months ended June 30, 2025:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	1,081,000	$2.00 – 4.05	$2.12
Cancelled or expired	(275,000)	$1.75 – 3.61	$2.54
Exercised	(80,000)	$1.75 – 2.44	$2.31
Balance, December 31, 2024	1,840,000	$2.00 – 4.05	$2.68
Exercised	(137,000)	$2.00 – 3.61	$2.88
Balance, June 30, 2025	1,703,000	$2.00 – 4.05	$2.67
Exercisable, June 30, 2025	802,000	$2.00 – 3.61	$2.68

During the three months ended June 30, 2025 and 2024, the Company recognized stock based compensation associated with stock options as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Line item on the statement of operations and comprehensive income (loss):
Wages, administrative salaries and benefits	$79,740	$119,868	$159,480	$363,285
Consulting	18,180	6,035	36,360	15,975
	$97,920	$125,903	$195,840	$379,260

During the six months ended June 30, 2025, the Company granted nil (2024 – 56,000) stock options to consultants and nil (2024 – 894,000) stock options to employees. The fair value of options granted during 2024 was calculated using the following range of assumptions:

2024
Expected life – years	3.0
Interest rate	1.76 – 4.11%
Volatility	66.01 – 71.59%
Fair value of options granted	$1.46 – 2.02

As of June 30, 2025, the weighted-average remaining contractual life of outstanding and exercisable options is 3.1 years and 2.8 years, respectively. As of June 30, 2025, there was approximately $408,011 of compensation expense related to non-vested awards that is expected to be recognized over a weighted average period of 1.4 years.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2025 is $3,720,890 (2024 - $nil) and $1,737,590 (2024 - $nil), respectively. During the six months ended June 30, 2025, the intrinsic value of stock options exercised was $428,925 (2024 - $720).

10. CAPITAL STOCK

During the six months ended June 30, 2025, 137,000 shares were issued upon the exercise of stock options (2024 – 15,000).

In the six months ended June 30, 2025, the Company declared a $0.10 special dividend payable on May 28, 2025 to shareholders of record on May 19, 2025 to shareholders for a total payment of $1,274,753.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $4,272,848.

Balance, December 31, 2023	$2,901,199
Distribution	(794,722)
Non-controlling interest share of income	1,164,037
Balance, December 31, 2024	3,270,514
Distribution	(252,169)
Non-controlling interest share of income	184,784
Balance, June 30, 2025	$3,203,129

During the three months ended June 30, 2025, the Company had sales of $1,094,243 (2024 – $1,134,720) to the NCI and during the six months ended June 30, 2025, the Company had sales of $1,924,726 (2024 - $2,426,145) to the NCI, of which $139,563 is included within accounts receivable as at June 30, 2025 (December 31, 2024 - $5,377,088).

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

Balance, December 31, 2023	$164,517
Non-controlling interest share of income (loss)	(100,977)
Balance, December 31, 2024	63,540
Non-controlling interest share of income (loss)	(54,769)
Balance, June 30, 2025	$8,771

12. SEGMENTS

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

The third product line is nitrogen conservation products used for the agriculture industry. These products decrease the loss of nitrogen fertilizer after initial application and allow less fertilizer to be used. These products are made and sold by the Company’s BCPA division.

From time to time, the BCPA division also engages in performing research and development services for third parties.

The Company’s reportable segments are strategic business units that offer different, but synergistic products and services. They are managed separately because each business requires different technology and marketing strategies.

Segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer. Profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses are reviewed by the CODM at a consolidated level. The CODM assesses performance for each of the Company’s segments and decides how to better allocate resources based on consolidated net income that is reported on the Consolidated Statements of Income. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results.

Three months ended June 30, 2025:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$132,738	$8,734,394	$-	$8,867,132
Research and development services sales	-	2,500,000	-	2,500,000
Cost of sales	20,228	5,961,638	-	5,981,866
Gross profit	112,510	5,272,756	-	5,385,266
Wages, administrative salaries and benefits	24,673	870,117	-	894,790
Office & miscellaneous	9,331	223,311	194	232,836
Other segment items (2)	53,943	714,350	192,233	960,526
Net operating income (loss)	24,563	3,464,978	(192,427)	3,297,114
Interest expense	-	184,126	-	184,126
Depreciation and amortization (included in cost of sales)	3,324	491,571	-	494,895
Capital expenditures	-	976,921	-	976,921
Assets at June 30, 2025 (3)	1,620,647	55,440,799	1,172,602	58,234,048

Three months ended June 30, 2024:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$167,496	$10,361,243	$-	$10,528,739
Cost of sales	132,868	6,456,776	-	6,589,644
Gross profit	34,628	3,904,467	-	3,939,095
Wages, administrative salaries and benefits	22,435	861,726	-	884,161
Office & miscellaneous	12,395	185,154	158	197,707
Other segment items (2)	73,236	659,613	153,466	886,315
Net operating income (loss)	(73,438)	2,197,974	(153,624)	1,970,912
Interest expense	-	157,131	-	157,131
Depreciation and amortization (included in cost of sales)	3,828	513,027	-	516,855
Capital expenditures	-	1,185,574	-	1,185,574
Assets at December 31, 2024 (3)	2,588,731	56,415,104	964,744	59,968,579

Six months ended June 30, 2025:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$172,923	$16,167,901	$-	$16,340,824
Research and development sales	-	2,500,000	-	2,500,000
Cost of sales	70,025	11,433,969	-	11,503,994
Gross profit	102,898	7,233,932	-	7,336,830
Wages, administrative salaries and benefits	42,266	1,747,761	-	1,790,027
Office & miscellaneous	22,882	351,206	867	374,955
Other segment items (2)	73,657	1,540,720	329,514	1,943,891
Net operating income (loss)	(35,907)	3,594,245	(330,381)	3,227,957
Interest expense	-	382,145	-	382,145
Depreciation and amortization (included in cost of sales)	6,530	953,563	-	960,093
Capital expenditures	-	1,331,042	-	1,331,042
Assets at June 30, 2025 (3)	1,620,647	55,440,799	1,172,602	58,234,048

Six months ended June 30, 2024:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$209,104	$19,544,507	$-	$19,753,611
Cost of sales	171,876	12,822,273	-	12,994,149
Gross profit	37,228	6,722,234	-	6,759,462
Wages, administrative salaries and benefits	50,840	1,902,338	-	1,953,178
Office & miscellaneous	21,899	333,229	202	355,330
Other segment items (2)	93,109	1,387,047	234,055	1,714,211
Net operating income (loss)	(128,620)	3,099,620	(234,257)	2,736,743
Interest expense	-	332,397	-	332,397
Depreciation and amortization (included in cost of sales)	7,711	931,813	-	939,524
Capital expenditures	-	1,663,697	-	1,663,697
Assets at December 31, 2024 (3)	2,588,731	56,415,104	964,744	59,968,579

(1)	Other is not considered an operating segment and includes expenses and income not identifiable to an operating segment and is not included in operating segment results

(2)	Other segment items for each reportable segment includes items such as insurance, consulting, research, professional fees, and travel.

(3)	Segment assets include cash, term deposits, accounts receivable, inventory, prepaid expenses, property and equipment, security deposits, investments, intangible assets, and goodwill.

Sales by territory are shown below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Canada	$167,020	$134,605	$455,115	$223,083
United States and abroad	$11,200,112	$10,394,134	$18,385,709	$19,530,528
	$11,367,132	$10,528,739	$18,840,824	$19,753,611

The Company’s long-lived assets (property, equipment, intangibles, and goodwill) are located in Canada and the United States as follows:

	June 30, 2025	December 31, 2024

Canada	$116,122	$116,496
United States	22,055,286	21,683,963
Total	$22,171,408	$21,800,459

13. SUBSEQUENT EVENTS

In July 2025, the Company issued 4,000 shares upon the exercise of employee stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries. The Company also develops, manufactures and markets specialty chemicals that slow the evaporation of water.

Results of Operations

We have three product lines.

The first is a chemical used in swimming pools and spas. The product forms a thin, transparent layer on the water’s surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time thereby reducing the energy required to maintain the desired temperature of the water. A modified version can also be used in reservoirs, potable water storage tanks, livestock watering pods, canals, and irrigation ditches for the purpose of reducing evaporation. These products are sold by our EWCP division.

The second product, biodegradable polymers (“TPAs”), is used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. TPAs can also be used to increase biodegradability in detergents and in the agriculture industry to increase crop yields by enhancing fertilizer uptake. TPA’s are sold by our BCPA division.

The third product line is nitrogen conservation products used for the agriculture industry. These products decrease the loss of nitrogen fertilizer after initial application and allow less fertilizer to be used. These products are made and sold by the Company’s BCPA division.

From time to time, the BCPA division also engages in performing research and development services for third parties.

Material changes in the Company’s Statement of Operations for six and three months ended June 30, 2025 compared to the same period in the prior year are discussed below:

Three Months ended June 30, 2025

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

BCPA products	D	Decreased customer orders.

Research and development services	I	Due to a successful project that completed in 2025.

Gross profit as a percentage of sales	I	Increase in research and development sales.

Consulting	D	Decreased reliance on consultants.

Professional fees	I	Increase in accounting fees related to tax filings and increase in audit fees related to growth of the Company.

Research	I	New product development.

Travel	D	Travel requirements were lower in for the first six months in 2025 than it was in 2024.

Gain on investment	D	Sale of 30.1% of profitable Florida based LLC in 2024 reduced the amount of our proportionate share of earnings.

Interest expense	I	Increased debt resulted in increased interest expense.

Interest income	D	Decrease in term deposits held.

Six Months ended June 30, 2025

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

BCPA products	D	Decreased customer orders.

Research and development services	I	Due to a successful project that completed in 2025.

Gross profit as a percentage of sales	I	Increase in research and development sales.

Consulting	D	Decreased reliance on consultants.

Professional fees	I	Increase in accounting fees related to tax filings and increase in audit fees related to growth of the Company.

Research	I	New product development.

Travel	D	Travel requirements were lower in for the first six months in 2025 than it was in 2024.
Utilities	I	Addition of real estate not yet leased.

Gain on investment	D	Sale of 30.1% of profitable Florida based LLC in 2024 reduced the amount of our proportionate share of earnings.
Lease termination fee	D	One time cost incurred in March 2024 upon terminating lease in Naperville, IL.

Interest expense	I	Increased debt resulted in increased interest expense.
Interest income	D	Decrease in term deposit held.

Three customers accounted for 45% of our product sales during the three months ended June 30, 2025 (2024 –52%) and 47% of our product sales during the six months ended June 30, 2025 (2024 – 50%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three months ended June 30,				Six months ended June 30,
Customer	2025		2024		2025		2024

Company A	$1,094,243		$1,134,720		$1,924,726		$2,426,145	*
Company B	$2,072,180		$2,512,681		$3,928,575		$4,812,619
Company C	$840,736		$941,326	*	$1,819,093		$2,456,867
Company D	$592,000	*	$1,872,960		$592,000	*	$2,574,076
Company E	$2,500,000	**	$-	**	$2,500,000	**	$-	**

*not a primary product sales customer in that period

**Research and development services sales are not included in product sales

Customers with balances greater than 10% of our receivables as of June 30, 2025 and 2024 are shown below:

	June 30,
	2025		2024

Company B	$1,978,433		$1,390,812
Company E	$2,500,000		$-
Company F	$522,982	*	$974,992
*less than 10%

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and
●	new tariffs relating to raw materials imported from China.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2025 and 2024 are shown below:

	2025	2024

Cash provided by operating activities	4,738,637	5,309,855
Distributions received from equity investments	-	427,000
Purchase of property and equipment	(1,331,042)	(1,663,697)
Repayment of short term line of credit, net	(1,342,067)	(1,190,635)
Repayment of long term debt	(1,234,489)	(373,615)
Proceeds from long term debt	-	524,812
Dividends paid	(1,274,753)	(1,255,053)
Distributions to non-controlling interest	(252,169)	(365,644)
Proceeds from shares issued upon exercise of stock options	393,890	26,250
Effects of exchange rate changes on cash	269,354	62,341

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2025, working capital was $21,940,799 (December 31, 2024 - $22,714,190) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

Other than as disclosed above, the Company does not anticipate any significant capital requirements for the twelve months ending June 30, 2026.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2025

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended June 30, 2025. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2025.

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

August 14, 2025

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

