Form 10-Q
period 2025-09-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2025-11-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,692,498	November 14, 2025

FORM 10-Q

Index

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	(a) Unaudited Condensed Interim Consolidated Balance Sheets at September 30, 2025 and December 31, 2024.	3

	(b) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2025 and 2024.	4

	(c) Unaudited Condensed Interim Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended September 30, 2025 and 2024.	5

	(d) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024.	6

	(e) Unaudited Condensed Interim Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024.	7

	(f) Notes to Unaudited Condensed Interim Consolidated Financial Statements for the Period Ended September 30, 2025.	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	20

Item 4.	Controls and Procedures.	23

PART II.	OTHER INFORMATION	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

SIGNATURES		25

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current
Cash	$8,481,652	$7,631,055
Term deposits (Note 2)	1,386,150	2,400,916
Accounts receivable, net (Note 3)	9,471,701	11,696,098
Inventories (Note 4)	9,486,798	10,890,195
Prepaid expenses and deposits	1,287,435	1,957,593
Building and land held for sale, net (Notes 5 and 13)	2,759,174	-
Total current assets	32,872,910	34,575,857
Property and equipment, net (Note 5)	16,372,163	17,146,184
Intangible assets	2,000,000	2,120,000
Long term deposits	1,594,578	167,882
Investments (Note 6)	2,978,860	3,424,381
Goodwill	2,534,275	2,534,275
Total Assets	$58,352,786	$59,968,579

Liabilities
Current
Accounts payable	$2,133,316	$2,049,425
Accrued liabilities	292,463	403,157
Deferred revenue	74,026	78,655
Income taxes payable	5,102,488	5,137,290
Short term lines of credit (Note 7)	557,113	2,052,159
Current portion of long term debt (Note 8)	2,932,752	2,140,981
Total current liabilities	11,092,158	11,861,667
Deferred income tax liability (Note 2)	122,019	122,019
Long term debt (Note 8)	4,146,792	6,618,867
Total Liabilities	15,360,969	18,602,553
Commitments and Contingencies (Notes 7 and 8)
Stockholders’ Equity
Capital stock (Note 10)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding:
12,690,498 (December 31, 2024: 12,515,532) common shares	12,690	12,516

Capital in excess of par value	19,550,530	18,789,915
Accumulated other comprehensive loss	(405,477)	(606,986)
Accumulated earnings	19,809,594	19,836,527
Total stockholders’ equity – controlling interest	38,967,337	38,031,972
Non-controlling interests (Note 11)	4,024,480	3,334,054
Total Stockholders’ Equity	42,991,817	41,366,026
Total Liabilities and Stockholders’ Equity	$58,352,786	$59,968,579

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended September 30,
	2025	2024
Sales
Products	$10,556,291	$9,314,937
Total Sales	10,556,291	9,314,937
Cost of sales	8,032,516	5,508,121
Gross profit	2,523,775	3,806,816

Operating Expenses
Advertising and promotion	73,358	52,872
Commissions	1,339	12,086
Consulting	47,893	82,261
Currency exchange	(37,342)	32,633
Insurance	256,358	280,846
Investor relations and transfer agent fee	64,683	39,988
Lease expense and rent	34,583	13,820
Office and miscellaneous	349,736	267,484
Professional fees	120,316	78,703
Research and development	255,657	27,806
Shipping	6,165	5,186
Telecommunications	18,026	16,287
Travel	50,290	64,874
Utilities	60,692	33,080
Wages, administrative salaries and benefits	910,718	884,940
Total operating expenses	2,212,472	1,892,866
Operating income	311,303	1,913,950
Non-operating income (expense)
Gain (loss) on investment	(31,181)	32,312
Loss on sale of investment	-	(385,123)
Interest expense	(136,465)	(132,741)
Interest income	61,292	31,565
Total non-operating income (expenses)	(106,354)	(453,987)
Income before income tax	204,949	1,459,963

Income taxes
Income tax benefit (expense)	181,739	(367,615)
Net income	386,688	1,092,348
Net income attributable to non-controlling interests	(890,046)	(480,490)
Net income (loss) attributable to Flexible Solutions International Inc.	$(503,358)	$611,858
Net income (loss) per share (basic and diluted)	$(0.04)	$0.05
Weighted average number of common shares (basic)	12,660,923	12,450,532
Weighted average number of common shares (diluted)	12,660,923	12,701,812
Other comprehensive income (loss):
Net income	$386,688	$1,092,348
Unrealized gain (loss) on foreign currency translations	(67,845)	37,935
Total comprehensive income	$318,843	$1,130,283
Comprehensive income – non-controlling interest	(890,046)	(480,490)
Comprehensive income(loss) attributable to Flexible Solutions International Inc.	$(571,203)	$649,793

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2025	2024
Sales
Products	$26,897,115	$29,068,548
Research and development services (Note 2)	2,500,000	-
Total Sales	29,397,115	29,068,548
Cost of sales	19,536,510	18,502,270
Gross profit	9,860,605	10,566,278

Operating Expenses
Advertising and promotion	240,035	183,104
Commissions	21,300	12,086
Consulting	189,970	324,577
Currency exchange	(2,941)	78,679
Insurance	756,187	754,304
Investor relations and transfer agent fee	147,728	125,466
Lease expense and rent	87,851	56,165
Office and miscellaneous	724,691	622,814
Professional fees	432,842	262,168
Research and development	529,705	216,934
Shipping	27,354	20,029
Telecommunications	52,859	45,815
Travel	129,867	192,314
Utilities	283,152	183,012
Wages, administrative salaries and benefits	2,700,745	2,838,118
Total operating expenses	6,321,345	5,915,585
Operating income	3,539,260	4,650,693
Non-operating income (expense)
Gain on investment	54,479	330,750
Loss on sale of investment	-	(385,123)
Loss on lease termination	-	(41,350)
Interest expense	(518,610)	(465,138)
Interest income	137,532	141,202
Total non-operating income (expense)	(326,599)	(419,659)
Income before income tax	3,212,661	4,231,034

Income taxes
Income tax benefit (expense)	(944,780)	(1,190,044)
Net income	2,267,881	3,040,990
Net income attributable to non-controlling interests	(1,020,061)	(682,110)
Net income attributable to Flexible Solutions International Inc.	$1,247,820	$2,358,880
Net income per share (basic)	$0.10	$0.19
Net income per share (diluted)	$0.09	$0.19
Weighted average number of common shares (basic)	12,632,338	12,450,257
Weighted average number of common shares (diluted)	13,524,716	12,536,935
Other comprehensive income:
Net income	$2,267,881	$3,040,990
Unrealized gain on foreign currency translations	201,509	100,276
Total comprehensive income	$2,469,390	$3,141,266
Comprehensive income – non-controlling interest	(1,020,061)	(682,110)
Comprehensive income attributable to Flexible Solutions International Inc.	$1,449,329	$2,459,156

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Nine Months Ended September 30,
	2025	2024

Operating activities
Net income for the period	$2,267,881	$3,040,990
Adjustments to reconcile net income to cash provided by operations:
Stock based compensation	293,759	513,383
Depreciation and amortization	1,445,015	1,427,655
Gain on investment	(54,479)	(330,750)
Loss on sale of investment	-	385,123

Changes in operating assets and liabilities:
Accounts receivable, net	2,224,397	1,771,625
Inventories	1,403,397	1,415,130
Prepaid expenses and deposits	670,158	16,760
Long term deposits	(1,426,696)	(1,429,887)
Accounts payable	83,891	(1,074,678)
Accrued liabilities	(110,694)	962,046
Income taxes payable	(34,802)	1,190,044
Deferred revenue	(4,629)	(99,452)

Cash provided by operating activities	6,757,198	7,787,989

Investing activities
Net purchases (maturities) of term deposits	1,014,766	319,916
Purchase of property and equipment	(3,310,168)	(2,876,119)
Return of investment	500,000	-
Distributions received from equity investments	-	430,402
Proceeds from sale of investment	-	2,000,000

Cash used in investing activities	(1,795,402)	(125,801)

Financing activities
Repayment of short term lines of credit, net	(1,495,046)	(1,810,479)
Repayment of long term debt	(1,680,304)	(917,692)
Proceeds from long term debt	-	2,162,412
Dividends paid	(1,274,753)	(1,255,053)
Distributions to non-controlling interest	(329,635)	(365,644)
Proceeds from shares issued upon exercise of stock options	467,030	26,250

Cash used in financing activities	(4,312,708)	(2,160,206)

Effect of exchange rate changes on cash	201,509	100,276

Increase (decrease) of cash	850,597	5,602,258
Cash, beginning	7,631,055	5,017,583

Cash, ending	$8,481,652	$10,619,841

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2024	12,515,532	$12,516	$18,789,915	$19,836,527	$(606,986)	$38,031,972	$3,334,054	$41,366,026
Translation adjustment	—	—	—	—	188,840	188,840	—	188,840
Net income (loss)	—	—	—	(277,734)	—	(277,734)	13,693	(264,041)
Common stock issued upon exercise of options	132,000	132	381,558	—	—	381,690	—	381,690
Stock-based compensation	—	—	97,920	—	—	97,920	—	97,920
Balance March 31, 2025	12,647,532	$12,648	$19,269,393	$19,558,793	$(418,146)	$38,422,688	$3,347,747	$41,770,435
Translation adjustment	—	—	—	—	80,514	80,514	—	80,514
Net income	—	—	—	2,028,912	—	2,028,912	116,322	2,145,234
Common stock issued upon exercise of options	5,000	5	12,195	—	—	12,200	—	12,200
Dividends paid	—	—	—	(1,274,753)	—	(1,274,753)	—	(1,274,753)
Distributions to noncontrolling interests	—	—	—	—	—	—	(252,169)	(252,169)
Stock-based compensation	—	—	97,920	—	—	97,920	—	97,920
Balance June 30, 2025	12,652,532	$12,653	$19,379,508	$20,312,952	$(337,632)	$39,367,481	$3,211,900	$42,579,381
Translation adjustment	—	—	—	—	(67,845)	(67,845)	—	(67,845)
Net income (loss)	—	—	—	(503,358)	—	(503,358)	890,046	386,688
Common stock issued upon exercise of options	37,966	37	73,103	—	—	73,140	—	73,140
Distributions to noncontrolling interests	—	—	—	—	—	—	(77,466)	(77,466)
Stock-based compensation	—	—	97,919	—	—	97,919	—	97,919
Balance September 30, 2025	12,690,498	$12,690	$19,550,530	$19,809,594	$(405,477)	$38,967,337	$4,024,480	$42,991,817

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Par Value	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072
Translation adjustment	—	—	—	—	27,223	27,223	—	27,223
Net income	—	—	—	457,226	—	457,226	58,983	516,209
Common stock issued upon exercise of options	15,000	15	26,235	—	—	26,250	—	26,250
Stock-based compensation	—	—	253,357	—	—	253,357	—	253,357
Balance March 31, 2024	12,450,532	$12,451	$18,211,607	$18,510,277	$(767,923)	$35,966,412	$3,124,699	$39,091,111

Translation adjustment	—	—	—	—	35,118	35,118	—	35,118
Net income	—	—	—	1,289,796	—	1,289,796	142,637	1,432,433
Dividends paid	—	—	—	(1,255,053)	—	(1,255,053)	—	(1,255,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(365,644)	(365,644)
Stock-based compensation	—	—	125,903	—	—	125,903	—	125,903

Balance June 30, 2024	12,450,532	$12,451	$18,337,510	$18,545,020	$(732,805)	$36,162,176	$2,901,692	$39,063,868

Translation adjustment	—	—	—	—	37,935	37,935	—	37,935
Net income	—	—	—	611,858	—	611,858	480,490	1,092,348
Stock-based compensation	—	—	134,123	—	—	134,123	—	134,123
Balance September 30, 2024	12,450,532	$12,451	$18,471,633	$19,156,878	$(694,870)	$36,946,092	$3,382,182	$40,328,274

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025

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

In 2023, the Company purchased an 80% interest in 317 Mendota, a newly incorporated company established to purchase a large manufacturing building. ENP Investments occupies part of this building, freeing up more space in the building owned by ENP Peru for NanoChem. The remaining 20% non-controlling interest is held by unrelated parties. The manufacturing building was sold after September 30, 2025 (see Note 13).

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

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair statement of the Company’s financial position as of September 30, 2025 and the results of its operations and cash flows for the nine months then ended. The consolidated balance sheet as of December 31, 2024 is derived from the December 31, 2024 audited financial statements. The unaudited condensed interim consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 may not be indicative of results expected for the full year ending December 31, 2025.

For the three and nine months ended September 30, 2025, the Company’s estimated effective tax rate differs from the U.S. federal statutory rate primarily due to the accrual of interest and penalties related to uncertain tax positions. These amounts are recognized as a component of income tax expense. The Company continues to monitor and assess its uncertain tax positions and adjusts its estimates as new information becomes available.

(a) Term Deposits.

The Company has three term deposits that are maintained by commercials banks. The first term deposit is for $313,225 and matures in February 2026. This deposit pays 3% interest and if withdrawn before maturity, a penalty may be applied. The second term deposit is for $752,682, matures in December 2025 and pays interest at a rate of 1.65%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The third term deposit is for $320,243, matures in February 2026 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Shipping income in product sales	$94,511	$98,348	$304,741	$387,174
Shipping costs in cost of sales	$196,983	$192,020	$566,590	$701,187

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

Excluding research and development services revenue, total revenue for the Company’s three primary customers in each period is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Total revenue for three primary customers	$6,871,525	$5,549,750	$14,453,677	$15,245,382
Total revenue for three primary customers as a percentage of sales	65%	60%	54%	52%
Research and development services	$-	$-	$2,500,000	$-
Research and development services as a percentage of sales	-	-	9%	-

Total accounts receivable for the Company’s three primary product sales customers for the three and nine months ended September 30, 2025 is as follows:

	September 30, 2025	December 31, 2024

Accounts receivable of three primary customers for three months ended September 30, 2025	$6,913,858 (73%)	$7,501,627 (64%)
Accounts receivable of three primary customers for nine months ended September 30, 2025	$6,496,537 (69%)	$7,585,199 (65%)

There was no research and development sales account receivable at December 31, 2024 and September 30, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on its consolidated financial statements and disclosures.

3. ACCOUNTS RECEIVABLE

	September 30, 2025	December 31, 2024

Accounts receivable	$9,759,931	$11,983,200
Allowances for doubtful accounts	(288,230)	(287,102)
	$9,471,701	$11,696,098

4. INVENTORIES

	September 30, 2025	December 31, 2024

Completed goods	$2,307,887	$3,060,508
Raw materials and supplies	7,178,911	7,829,687
	$9,486,798	$10,890,195

5. PROPERTY AND EQUIPMENT

	September 30, 2025	Accumulated	September 30, 2025
	Cost	Depreciation	Net
Buildings and improvements	$11,015,384	$4,753,805	$6,261,579
Automobiles	199,845	142,515	57,330
Office equipment	131,856	120,191	11,665
Manufacturing equipment	17,410,126	7,752,564	9,657,562
Land	384,027	—	384,027
Technology	97,991	97,991	—
	$29,239,229	$12,867,066	$16,372,163

	December 31, 2024	Accumulated	December 31, 2024
	Cost	Depreciation	Net
Buildings and improvements	$12,795,750	$4,521,212	$8,274,538
Automobiles	196,255	168,807	27,448
Office equipment	124,526	117,011	7,515
Manufacturing equipment	15,318,758	6,922,667	8,396,091
Land	440,592	—	440,592
Technology	94,945	94,945	—
	$28,970,826	$11,824,642	$17,146,184

Amount of depreciation expense for three months ended September 30, 2025 was $444,922 (2024 - $448,131); the amount of depreciation expenses for the nine months ended September 30, 2025 was $1,325,015 (2024 - $1,307,655) and is included in cost of sales in the unaudited interim condensed consolidated statements of operations and comprehensive income.

At September 30, 2025, the Company also had a building and land under contract for sale with a carrying value of $2,759,174. This amount is included as a current asset on the unaudited condensed interim consolidated balance sheets and not included in the table above. The sale completed in October 2025 (see Note 13).

6. INVESTMENTS

The Company’s investments at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024

Investments, at cost:
Lygos Inc., simple agreement for future equity (“SAFE”) agreement	$1,000,000	$1,000,000
Trio Opportunity Corp., 47,000 non-voting Class B shares (December 31, 2024 – 97,000 non-voting Class B shares)	470,000	970,000

Investment, equity method:
Florida-based LLC	1,508,860	1,454,381
Total	$2,978,860	$3,424,381

In September 2025, the Company received a return of $500,000 on its initial investment of 50,000 Class B shares of Trio Opportunity Corp. The Company still holds 47,000 Class B shares.

In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. According to the operating agreement, the Company had a 50% interest in the profit and loss of the Florida based LLC but did not have control. In August 2024, the Company sold a 30.1% interest in the Florida based LLC to a third party for consideration of $2,000,000. In addition, the Company entered into a subsequent agreement for the sale of its remaining 19.9% interest over the next five years for an additional $4,000,000. Starting in 2025, the Company will sell a further 3.98% per year upon receipt of that year’s $800,000 payment. At September 30, 2025, the Company continues to account for this investment using the equity investment as it exercises significant influence.

A summary of the activity associated with the Company’s investment in the Florida based LLC during the nine months ended September 30, 2025 and the year ended December 31, 2024 is follows:

Balance, December 31, 2023 – 50% interest	$4,063,960
Company’s proportionate share of earnings	244,857
Distribution received	(510,710)
Basis of 30.1% of interest sold	(2,343,726)
Balance, December 31, 2024 – 19.9% interest	$1,454,381
Company’s proportionate share of earnings	54,479
Balance, September 30, 2025 – 19.9% interest	$1,508,860

Summarized profit and loss information related to the Florida based LLC is as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Net sales	$9,166,935	$10,164,078
Gross profit	$2,688,323	$2,649,689
Net income	$273,762	$674,885

During the three months ended September 30, 2025, the Company had sales of $1,253,034 (2024 – $1,794,263) to the Florida based LLC and during the nine months ended September 30, 2025, the Company had sales of $5,181,609 (2024 - $6,606,882) to the Florida based LLC, of which $1,557,505 is included within accounts receivable as at September 30, 2025 (December 31, 2024 - $1,866,645).

7. SHORT-TERM LINES OF CREDIT

(a) In June 2025, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,500,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at September 30, 2025 is 7.25% (December 31, 2024 - 7.5%).

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

Short-term borrowings outstanding under the revolving line as of September 30, 2025 were $nil (December 31, 2024 - $2,052,159).

(b) In August 2025, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at September 30, 2025 is 7.25% (December 31, 2024 - 8%).

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

Short-term borrowings outstanding under the revolving line as of September 30, 2025 were $557,113 (December 31, 2024 were $nil).

8. LONG TERM DEBT

Long term debt, all of which is with Stock Yards Bank and Trust, at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
ENP Mendota, 10-year mortgage, 5 year fixed index plus 4.50% interest (7.18%) monthly payments through to January 2030, collateralized by real property and all rents on said property	$365,749	$387,577
NanoChem, 3-year note payable, 4.90% interest, monthly principal and interest payments through June 2025, collateralized by real property	-	345,036
ENP Peru, 10-year mortgage, 7.18% interest (December 31, 2024 – 4.35%), monthly principal and interest payments through January 2030, collateralized by real property (1st mortgage)	2,611,401	2,658,381
ENP Peru, 10-year mortgage, 5.4% interest, monthly principal payments plus interest through June 2032, collateralized by real property (2nd mortgage)	239,020	243,957
NanoChem, 3-year note payable, 6.5% interest, interest only payments through to July 2024, then monthly principal and interest payments through December 2025, collateralized by manufacturing equipment	347,347	1,355,285
317 Mendota, 5-year note payable, 6.79% interest, interest only payments through June 2024, then monthly principal and interest payments through June 2028 with lump sum payment of $2,024,710 due in June 2028, collateralized by real property	2,184,591	2,223,667
NanoChem, 5-year note payable, 7.0% interest, monthly principal payments plus interest through August 2029, collateralized by manufacturing equipment	1,331,436	1,545,945
Long-term debt	7,079,544	8,759,848
Less: current portion	(2,932,752)	(2,140,981)
	$4,146,792	$6,618,867

The following table summarizes the scheduled annual future principal payments as of September 30, 2025:

Year Ended December 31,	Principal Amount Due
Remainder of 2025	$2,631,563
2026	415,250
2027	442,783
2028	471,866
Thereafter	3,118,082
Total	$7,079,544

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

The following table summarizes the Company’s stock option activities for the year ended December 31, 2024 and the nine months ended September 30, 2025:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	1,081,000	$2.00 – 4.05	$2.12
Cancelled or expired	(275,000)	$1.75 – 3.61	$2.54
Exercised	(80,000)	$1.75 – 2.44	$2.31
Balance, December 31, 2024	1,840,000	$2.00 – 4.05	$2.68
Cancelled or expired	(5,034)	$2.00 – 3.61	$3.24
Exercised	(174,966)	$2.00 – 3.61	$2.84
Balance, September 30, 2025	1,660,000	$2.00 – 4.05	$2.67
Exercisable, September 30, 2025	759,000	$2.00 – 3.61	$2.69

During the three and nine months ended September 30, 2025 and 2024, the Company recognized stock based compensation associated with stock options as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Line item on the statement of operations and comprehensive income (loss):
Wages, administrative salaries and benefits	$79,739	$126,136	$239,219	$489,421
Consulting	18,180	7,987	54,540	23,962
	$97,919	$134,123	$293,759	$513,383

During the nine months ended September 30, 2025, the Company granted nil (2024 – 56,000) stock options to consultants and nil (2024 – 944,000) stock options to employees. The fair value of options granted during 2024 was calculated using the following range of assumptions:

2024
Expected life – years	3.0
Interest rate	1.76 – 4.11%
Volatility	66.01 – 71.59%
Fair value of options granted	$1.46 – 2.02

As of September 30, 2025, the weighted-average remaining contractual life of outstanding and exercisable options is 2.8 years and 2.6 years, respectively. As of September 30, 2025, there was approximately $310,092 of compensation expense related to non-vested awards that is expected to be recognized over a weighted average period of 1.2 years.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2025 is $11,573,559 (2024 - $2,022,015) and $5,274,469 (2024 - $637,270), respectively. During the nine months ended September 30, 2025, the intrinsic value of stock options exercised was $687,633 (2024 - $720).

10. CAPITAL STOCK

During the nine months ended September 30, 2025, 174,966 shares were issued upon the exercise of stock options (2024 – 15,000).

During the nine months ended September 30, 2025, the Company declared a $0.10 special dividend payable on May 28, 2025 to shareholders of record on May 19, 2025 for a total payment of $1,274,753.

During the nine months ended September 30, 2024, the Company announced a special dividend of $0.10 per share that was paid on May 16, 2024 to shareholders for a total payment of $1,255,053.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $4,350,314.

Balance, December 31, 2023	$2,901,199
Distribution	(794,722)
Non-controlling interest share of income	1,164,037
Balance, December 31, 2024	3,270,514
Distribution	(329,635)
Non-controlling interest share of income	1,095,139
Balance, September 30, 2025	$4,036,018

During the three months ended September 30, 2025, the Company had sales of $5,116,815 (2024 - $2,812,736) to the NCI and during the nine months ended September 30, 2025, the Company had sales of $7,041,541 (2024 - $5,238,881) to the NCI, of which $4,898,789 is included in Accounts Receivable as of September 30, 2025 (December 31, 2024 – $5,377,088).

b) 317 Mendota is a LLC that owns real estate that the Company occupies part of while renting out the excess. The Company owns a 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these condensed interim financial statements and the 317 NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these condensed interim consolidated financial statements. The non-controlling interest represents 317 NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building. See Note 13.

Balance, December 31, 2023	$164,517
Non-controlling interest share of income (loss)	(100,977)
Balance, December 31, 2024	63,540
Non-controlling interest share of income (loss)	(75,078)
Balance, September 30, 2025	$(11,538)

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

Three months ended September 30, 2025:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$128,635	$10,427,656	$-	$10,556,291
Cost of sales	28,455	8,004,061	-	8,032,516
Gross profit	100,180	2,423,595	-	2,523,775
Wages, administrative salaries and benefits	38,619	872,099	-	910,718
Office & miscellaneous	13,004	336,120	612	349,736
Other segment items (2)	(15,935)	814,421	153,532	952,018
Net operating income (loss)	64,492	400,955	(154,144)	311,303
Interest expense	-	136,465	-	136,465
Depreciation and amortization (included in cost of sales)	3,340	481,582	-	484,922
Capital expenditures	-	1,979,126	-	1,979,126
Assets at September 30, 2025 (3)	1,823,376	55,374,547	1,154,863	58,352,786

Three months ended September 30, 2024:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$291,830	$9,023,107	$-	$9,314,937
Cost of sales	109,804	5,398,317	-	5,508,121
Gross profit	182,026	3,624,790	-	3,806,816
Wages, administrative salaries and benefits	12,551	872,389	-	884,940
Office & miscellaneous	9,495	257,885	104	267,484
Other segment items (2)	48,818	608,751	82,873	740,442
Net operating income (loss)	111,162	1,885,765	(82,977)	1,913,950
Interest expense	309	132,432	-	132,741
Depreciation and amortization (included in cost of sales)	3,840	484,291	-	488,131
Capital expenditures	-	1,212,422	-	1,212,422
Assets at December 31, 2024 (3)	2,588,731	56,415,104	964,744	59,968,579

Nine months ended September 30, 2025:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$301,558	$26,595,557	$-	$26,897,115
Research and development sales	-	2,500,000	-	2,500,000
Cost of sales	98,480	19,438,030	-	19,536,510
Gross profit	203,078	9,657,527	-	9,860,605
Wages, administrative salaries and benefits	80,885	2,619,860	-	2,700,745
Office & miscellaneous	35,886	687,326	1,479	724,691
Other segment items (2)	57,723	2,355,141	483,045	2,895,909
Net operating income (loss)	28,584	3,995,200	(484,524)	3,539,260
Interest expense	-	518,610	-	518,610
Depreciation and amortization (included in cost of sales)	9,870	1,435,145	-	1,445,015
Capital expenditures	-	3,310,168	-	3,310,168
Assets at September 30, 2025 (3)	1,823,376	55,374,547	1,154,863	58,352,786

Nine months ended September 30, 2024:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$500,934	$28,567,614	$-	$29,068,548
Cost of sales	281,680	18,220,590	-	18,502,270
Gross profit	219,254	10,347,024	-	10,566,278
Wages, administrative salaries and benefits	63,391	2,774,727	-	2,838,118
Office & miscellaneous	31,394	591,114	306	622,814
Other segment items (2)	141,927	1,995,798	316,928	2,454,653
Net operating income (loss)	(17,458)	4,985,385	(317,234)	4,650,693
Interest expense	309	464,829	-	465,138
Depreciation and amortization (included in cost of sales)	11,551	1,416,104	-	1,427,655
Capital expenditures	-	2,876,119	-	2,876,119
Assets at December 31, 2024 (3)	2,588,731	56,415,104	964,744	59,968,579

(1)	Other is not considered an operating segment and includes expenses and income not identifiable to an operating segment and is not included in operating segment results

(2)	Other segment items for each reportable segment includes items such as insurance, consulting, research and development, professional fees, and travel.

(3)	Segment assets include cash, term deposits, accounts receivable, inventory, prepaid expenses, property and equipment, security deposits, investments, intangible assets, and goodwill.

Sales by territory are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Canada	$215,234	$6,873	$670,349	$229,956
United States and abroad	$10,341,057	$9,308,064	$28,726,766	$28,838,592
	$10,556,291	$9,314,937	$29,397,115	$29,068,548

The Company’s long-lived assets (property, equipment, intangibles, and goodwill) are located in Canada and the United States and abroad as follows:

	September 30, 2025	December 31, 2024

Canada	$110,334	$116,496
United States and abroad	20,796,104	21,683,963
Total	$20,906,438	$21,800,459

13. SUBSEQUENT EVENTS

In October 2025, the Company completed the sale of the building and land owned by 317 Mendota. The building and land was sold for $3,750,000 and the Company paid off the $2,184,591 mortgage held with Stock Yards Bank. EnP Investments will continue to rent from the new owners.

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

Material changes in the Company’s Statement of Operations and Comprehensive Income (Loss) for nine and three months ended September 30, 2025 compared to the same period in the prior year are discussed below:

Three Months ended September 30, 2025

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	I	Increased customer orders.

Gross profit as a percentage of sales	D	Increased costs associated with scaling up new products.

Consulting	D	Decreased reliance on consultants.

Office and miscellaneous	I	Increase related to building repair and maintenance.

Professional fees	I	Increase in accounting fees related to tax filings and increase in audit fees related to growth of the Company.

Research and development	I	New product development.

Utilities	I	Increase related to increase in production hours.

Gain on investment	D	Sale of 30.1% of Florida based LLC in 2024 reduced our Company’s portion of the profits.

Loss on sale of investment	D	One time loss on the sale of 30.1 % of Florida based LLC in 2024.

Interest income	I	Increased interest rates.

Nine Months ended September 30, 2025

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	D	Decreased customer orders.

Research and development services	I	Due to a successful project that completed in 2025.

Advertising and promotion	I	Increase in marketing.

Consulting	D	Decreased reliance on consultants.
Office and miscellaneous	I	Increase related to building repair and maintenance.

Professional fees	I	Increase in accounting fees related to tax filings and increase in audit fees related to growth of the Company.

Research and development	I	New product development.

Travel	D	Travel requirements were lower for the first nine months in 2025 than in 2024.

Utilities	I	Increase related to increase in production hours.

Gain on investment	D	Sale of 30.1% of Florida based LLC in 2024 reduced our Company’s portion of the profits.

Loss on sale of investment	D	One time loss on the sale of 30.1 % of Florida based LLC in 2024.

Interest expense	I	Increase of interest rate on one of the mortgages.

Three customers accounted for 65% of our product sales during the three months ended September 30, 2025 (2024 –60%) and 54% of our product sales during the nine months ended September 30, 2025 (2024 – 52%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below. Research and development services sales are not included in product sales

	Three months ended September 30,			Nine months ended September 30,
Customer	2025		2024	2025		2024

Company A	$5,116,815		$2,812,736	$7,041,541		$5,238,881
Company B	$1,253,034		$1,794,262	$5,181,609		$6,606,882
Company C	$411,435	*	$942,752	$2,230,577		$3,399,619
Company D	$501,676		$-	$982,517	*	$742,429	*

*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of September 30, 2025 and 2024 are shown below:

	September 30,
	2025	2024

Company A	$4,898,789	$2,571,320
Company B	$1,557,505	$1,434,835

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	new tariffs relating to raw materials imported from China.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2025 and 2024 are shown below:

	2025	2024

Cash provided by operating activities	6,757,198	7,787,989
Net purchases (maturities) of term deposits	1,014,766	319,916
Purchase of property and equipment	(3,310,168)	(2,876,119)
Return of investment	500,000	-
Distributions received from equity investments	-	430,402
Proceeds from sale of investment	-	2,000,000
Repayment of short term lines of credit, net	(1,495,046)	(1,810,479)
Repayment of long term debt	(1,680,304)	(917,692)
Proceeds from long term debt	-	2,162,412
Dividends paid	(1,274,753)	(1,255,053)
Distributions to non-controlling interest	(329,635)	(365,644)
Proceeds from shares issued upon exercise of stock options	467,030	26,250
Effect of exchange rate change on cash	201,509	100,276

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of September 30, 2025, working capital was $21,780,752 (December 31, 2024 - $22,714,190) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

Other than as disclosed above, the Company does not anticipate any capital requirements for the twelve months ending September 30, 2026.

Other than as disclosed above, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, its liquidity increasing or decreasing in any material way.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2025

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2025. Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending September 30, 2025

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

November 14, 2025

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

