Form 10-K
period 2025-12-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2026-04-15
CIK 1069394

united states

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025 the aggregate market value of the Company’s common stock held by non-affiliates was $41,033,724 based on the closing price for shares of the Company’s common stock on the NYSE American for that date.

As of April 15, 2026, the Company had 12,737,498 issued and outstanding shares of common stock.

Documents incorporated by reference: None

The terms “Flexible”, “Company”, “we”, “us”, and “our” are used to refer to Flexible Solutions International, Inc. and its subsidiaries, unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), including the Audited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition and our ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, our ability to generate or obtain sufficient working capital to continue our operations, changes in demand for our products, the timing of customer orders and deliveries and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

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

In June 2022, ENP Peru Investments, LLC became a subsidiary with NanoChem owning 91.67% and ENP Investments, LLC owning 8.33% of ENP Peru. In 2023, NanoChem purchased the remaining 8.33% of shares to become sole owner. ENP Peru was previously accounted for under the equity method however, from 2022 it is consolidated into the financial statements from the date control was obtained. ENP Peru owns a building the Company occupies.

In June 2023, 317 Mendota LLC (“317 Mendota”) was created to purchase real estate and the Company has 80% ownership with an unrelated party (NCI) owning the remaining 20%. The Company occupied part of the building owned by 317 Mendota and rented out the remaining portion of the building. In October 2025, the Company sold the building and will continue to rent from the new owners (see Note 6). For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these financial statements. The NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements.

In 2025, Pana Chem Solutions Inc. (“Pana Chem”) set up a manufacturing facility in Panama for production of NanoChem Legacy products. Shipments started in January 2026.

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

Principal Customers

The table below presents our revenue resulting from purchases by our major customers for the periods presented.

	Year Ended December 31,
	2025	2024

Company A	$8,817,331	$8,050,462
Company B	$6,169,277	$8,235,394
Company C	$3,068,991	$4,493,455

Customers with balances greater than 10% of our receivable balances as of each of the fiscal year ends presented are shown in the following table:

	Year Ended December 31,
	2025		2024

Company A	$6,652,611		$5,377,088
Company B	$980,638	*	$1,866,645
Company D	$170,148	*	$1,189,157
Company E	$1,866,972		$-

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

Manufacturing

Our 56,780 sq. ft. facility in Peru, Illinois manufactures our food and nutritional materials and TPA products. Raw materials for production are sourced from various manufacturers throughout the world and we believe they are available in sufficient quantities for any increase in sales. Raw materials for TPA are, however, derived from crude oil and are subject to price fluctuations related to world oil prices.

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

In 2025, Pana Chem Solutions Inc. started building out a manufacturing facility in Panama for the production of NanoChem Legacy products, such as agricultural and polymer products, increasing capacity for food and nutritional materials in Peru, IL. Shipments started leaving the Panama facility in January 2026.

In 2025, ENP Investments, LLC signed a lease for manufacturing space with the new owners of the building formerly held by 317 Mendota, LLC. See Notes 3 and 6.

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

Research and Development

We spent $615,292 during the year ended December 31, 2025 and $329,952 during year ended December 31, 2024 on research and development.

Employees

As of December 31, 2025, we had 78 employees, including one officer, 20 sales and customer support personnel, and 57 manufacturing personnel. None of our employees are represented by a labor union and we have not experienced any work stoppages to date.

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

The marketing efforts of our WATERSAVR® product may result in continued losses. We introduced our WATERSAVR® product in June 2002 and, to date, we have delivered quantities for testing by potential customers, but only a few customers have ordered the product for commercial use. This product can achieve success only if it is ordered in substantial quantities by commercial customers who have determined that the water saving benefits of the product exceed the costs of purchase and deployment of the product. We can offer no assurance that we will receive sufficient orders of this product to achieve profits or cover the expenses incurred to manufacture and market this product. We have received National Sanitation Foundation approval for the use of WATERSAVR® in drinking water in the United States. Nevertheless, we may require county or state approval on a case by case basis. We expect to spend $50,000 on the marketing and production of our WATERSAVR® product in fiscal 2026.

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

Revenues from shipments made outside of the United States accounted for approximately 16% of our revenues in the year ended December 31, 2025, 24% in the year ended December 31, 2024 and 21% in the year ended December 31, 2023. Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will continue to represent a sizable portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

We currently allow our major customers between 30 and 90 days to pay for each sale. This practice, while customary, presents an accounts receivable write-off risk if one or more of our significant customers defaulted on their payment obligations to us. Any such write-off, if substantial, would have a material adverse effect on our business and results of operations. See Item 1 of this Report for further details.

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

We own a 61,200 sq. ft. facility and a 56,780 sq. ft. facility in Peru, Illinois along with a 14,000 sq. ft facility in Mendota, Illinois which was used to manufacture our TPA line of products. In 2017, we purchased a 3,000 sq ft building on 1 acre of land in Taber, Alberta. In 2023, the Company purchased an 80% share in 317 Mendota, a real estate company that was established to purchase a manufacturing building in Mendota, IL. The building sold in October 2025 but ENP Investments still occupies part of this manufacturing space under a lease with the new owners. See Note 3 to the consolidated financial statements for specific financial obligations relating to these leases.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is traded on the NYSE American under the symbol “FSI”.

As of April 15, 2026, we had approximately 3,400 shareholders.

The Company declared a special dividend of $0.10 per share, paid on May 28, 2025 to shareholders of record on May 19, 2025 for a total payment of $1,274,753.

The Company declared a special dividend of $0.10 per share, paid on May 16, 2024 to shareholders of record on April 30, 2024 for a total payment of $1,255,053.

None of our officers or directors, nor any of our principal shareholders purchased, on our behalf, any shares of our common stock from third parties either in a private transaction or as a result of purchases in the open market during the years ended December 31, 2025 and 2024.

As of April 15, 2026, we had 12,737,498 outstanding shares of common stock. The following table lists additional shares of our common stock, including shares issuable upon the exercise of options which have not yet vested, which may be issued as of April 15, 2026:

	Number	Note
	Of Shares	Reference
Shares issuable upon exercise of options granted to our officers, directors, employees, consultants, and third parties	1,684,000	A

A. Options are exercisable at prices ranging from $2.00 to $7.00 per share. See Item 11 of this report for more information concerning these options.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

We have four product lines.

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

Material changes in the line items in our Statement of Income and Comprehensive Income for the year ended December 31, 2025 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	D	Decreased customer orders.

TPA products	D	Decreased customer orders.

Research and development services	I	Due to a successful project that completed in 2025.

Gross profit as a percentage of sales	D	Increased costs associated with scaling up new products.

Gain on sale of property	I	Sale of 317 Mendota building in 2025.

Loss on write-down of property held for sale	I	A loss occurred in 2025 when the Company put property up sale with an asking price below holding value.

Professional fees	I	Increase in accounting fees related to tax filings combined with an increase in audit fees and consulting related to growth of the Company.

Research and development	I	New product development.

Selling, general, and administrative	I	Increase related to new operating leases along with overall growth of the Company and various one time costs associated with the Company’s new location in Panama.

Income from investments	D	Sale of 30.1% of Florida based LLC in 2024 reduced our Company’s portion of the profits.

Impairment of investment	I	One time loss as the Company’s management deemed the investment in Lygos impaired in 2025.

Loss on sale of investment	D	One time loss on the sale of 30.1 % of Florida based LLC in 2024.

Proceeds from sale of investment	D	Sale that occurred 2024 did not reoccur in 2025.

The factors that will most significantly affect future operating results will be:

●	The sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA product. If tariffs increase and if relief is not available, some customers may experience price increases;

●	Activity in the oil and gas industry, as we sell our TPA product to oil and gas companies; and

●	Drought conditions, since we also sell our TPA product to farmers.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2025 and 2024 are shown below:

	2025	2024

Cash provided by operating activities	$3,782,193	$5,568,346
Maturities of term deposits	1,014,766	289,325
Proceeds from sale of property	3,750,000	-
Purchase of property, equipment and leaseholds	(4,373,903)	(4,964,736)
Return of investment	500,000	-
Distributions received from equity investment	-	510,710
Proceeds from sale of investment	-	2,000,000
Proceeds of short-term lines of credit, net	96,227	241,680
Repayment of long-term debt	(4,318,188)	(1,517,500)
Proceeds from long-term debt	-	2,162,412
Dividends paid	(1,274,753)	(1,255,053)
Distributions to non-controlling interest	(991,708)	(794,722)
Proceeds from shares issued upon exercise of stock options	550,960	184,850
Effect of foreign exchange rate change on cash	259,099	188,160

We have sufficient cash resources to meet our future commitments and cash flow requirements for the coming year. As of December 31, 2025, our working capital was $22,173,434 (2024 - $22,714,190) and we have no substantial commitments or capital requirements that require significant outlays of cash over the coming fiscal year.

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

Revenue Recognition. The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized at a point in time, generally upon shipment, as this represents the transfer of the risk of loss and control to the carrier (F.O.B. shipping point). Shipping and handling activities are accounted for as fulfillment costs.

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

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements issued since January 1, 2025 and determined that the adoption of these recent accounting pronouncements will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Flexible Solutions International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexible Solutions International Inc. (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Assure CPA, LLC

We have served as the Company’s auditor since 2024.

Spokane, Washington

PCAOB ID: 444

April 15, 2026

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

As at December 31

(U.S. Dollars)

	December 31, 2025	December 31, 2024
Assets
Current
Cash	$6,625,748	$7,631,055
Term deposits (Note 2)	1,386,150	2,400,916
Accounts receivable, net (Note 4)	12,621,901	11,696,098
Inventories (Note 5)	10,541,637	10,890,195
Prepaid expenses and deposits	1,326,637	1,957,593
Property held for sale	425,000	-
Total current assets	32,927,073	34,575,857
Property, equipment and leaseholds, net (Note 6)	16,142,092	17,146,184
Right of use assets, net (Note 3)	3,790,687	-
Intangible assets (Note 7)	1,960,000	2,120,000
Long term deposits (Note 8)	2,423,928	167,882
Investments (Note 9)	2,054,324	3,424,381
Goodwill (Note 7)	2,534,275	2,534,275
Total Assets	$61,832,379	$59,968,579

Liabilities
Current
Accounts payable	$2,221,411	$2,049,425
Accrued liabilities	501,175	403,157
Deferred revenue	124,944	78,655
Income taxes payable	5,061,317	5,137,290
Short-term lines of credit (Note 10)	2,148,386	2,052,159
Current portion of lease liabilities (Note 3)	299,445	-
Current portion of long term debt (Note 11)	396,961	2,140,981
Total current liabilities	10,753,639	11,861,667
Right of use liabilities, net (Note 3)	3,923,938	-
Net deferred income tax liability (Note 12)	277,417	122,019
Long term debt (Note 11)	4,044,699	6,618,867
Total Liabilities	18,999,693	18,602,553
Commitments and Contingencies (Notes 10 and 11)

Stockholders’ Equity
Capital stock (Note 15)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each
Issued and outstanding:
12,722,498 (December 31, 2024: 12,515,532) common shares	12,723	12,516
Capital in excess of par value	19,895,935	18,789,915
Accumulated other comprehensive loss	(347,887)	(606,986)
Accumulated earnings	19,348,668	19,836,527
Total stockholders’ equity – controlling interest	38,909,439	38,031,972
Non-controlling interests (Note 16)	3,923,247	3,334,054
Total Stockholders’ Equity	42,832,686	41,366,026
Total Liabilities and Stockholders’ Equity	$61,832,379	$59,968,579

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31

(U.S. Dollars)

	2025	2024
Sales
Products	$36,015,058	$38,234,860
Research and development services (Note 2)	2,500,000	-
Total Sales	38,515,058	38,234,860
Cost of sales	25,975,730	24,994,961
Gross profit	12,539,328	13,239,899
Operating expenses
Gain on sale of property (Note 6)	(1,209,939)	-
Loss on write-down of property held for sale (Note 6)	183,423	-
Professional fees	866,477	798,387
Research and development	615,292	329,952
Selling, general, and administrative	3,642,608	2,852,929
Wages, administrative salaries and benefits	3,840,413	3,743,225
Total operating expenses	7,938,274	7,724,493
Operating income	4,601,054	5,515,406
Non-operating income (expense)
Income from investments (Note 9)	129,943	245,631
Impairment of investment	(1,000,000)	-
Loss on sale of investment (Note 9)	-	(353,076)
Loss on lease termination	-	(41,350)
Interest expense	(613,852)	(610,265)
Interest income	150,233	196,454
Total non-operating expense	(1,333,676)	(562,606)
Income before income tax	3,267,378	4,952,800
Income taxes (Note 12)
Deferred income tax expense	(155,399)	(146,767)
Current income tax expense	(744,184)	(704,444)
Net income	2,367,795	4,101,589
Net income attributable to non-controlling interests	(1,580,901)	(1,063,060)
Net income attributable to controlling interest	$786,894	$3,038,529

Income per share (basic) (Note 13)	$0.06	$0.24
Income per share (diluted) (Note 13)	$0.06	$0.24
Weighted average number of common shares (basic)	12,648,728	12,454,957
Weighted average number of common shares (diluted)	13,594,610	12,680,668

Other comprehensive income:
Net income	$2,367,795	$4,101,589
Unrealized gain on foreign currency translations	259,099	188,160
Total comprehensive income	2,626,894	4,289,749
Comprehensive income – non-controlling interest	(1,580,901)	(1,063,060)
Comprehensive income attributable to controlling interest	$1,045,993	$3,226,689

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31

(U.S. Dollars)

	2025	2024
Operating activities
Net income for the year	$2,367,795	$4,101,589
Adjustments to reconcile net income to net cash:
Stock based compensation	555,267	673,130
Depreciation and amortization	1,965,688	1,957,476
Non-cash operating lease	432,696	-
Income from investments	(129,943)	(245,631)
Loss on write-down of property held for sale	183,423	-
Impairment of investment	1,000,000	-
Loss on sale of investment	-	353,076
Gain on sale of property	(1,209,939)	-
Deferred income tax expense	155,399	146,767
Changes in assets and liabilities:
Accounts receivable	(925,803)	(1,853,042)
Inventories	348,558	244,694
Prepaid expenses and deposits	630,956	(416,670)
Long term deposits	(2,256,046)	(159,342)
Accounts payable	595,808	64,833
Accrued liabilities	98,018	119,026
Income taxes payable	(75,973)	652,077
Deferred revenue	46,289	(69,637)
Cash provided by operating activities	3,782,193	5,568,346

Investing activities
Maturities of term deposits	1,014,766	289,325
Proceeds from sale of property	3,750,000	-
Purchase of property, equipment and leaseholds	(4,373,903)	(4,964,736)
Return of investment	500,000	-
Proceeds of sale of investment	-	2,000,000
Distributions received from equity investment	-	510,710
Cash provided by (used in) investing activities	890,863	(2,164,701)

Financing activities
Proceeds from short-term lines of credit, net	96,227	241,680
Repayment of long-term debt	(4,318,188)	(1,517,500)
Proceeds from long-term debt	-	2,162,412
Dividends paid	(1,274,753)	(1,255,053)
Distribution to non-controlling interests	(991,708)	(794,722)
Proceeds from shares issued upon exercise of stock options	550,960	184,850
Cash used in financing activities	(5,937,462)	(978,333)

Effect of foreign exchange rate changes on cash	259,099	188,160

Increase (decrease) in cash	(1,005,307)	2,613,472
Cash, beginning of year	7,631,055	5,017,583

Cash, end of year	$6,625,748	$7,631,055

Supplemental disclosure of cash flow information:
Interest paid	$612,296	$610,625

Supplemental schedule of non-cash financing and investing activities
Recognition of operating lease liability and right of use assets	$4,087,949	$-

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

(U.S. Dollars)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2023	12,435,532	$12,436	$17,932,015	$18,053,051	$(795,146)	$35,202,356	$3,065,716	$38,268,072
Translation adjustment	—	—	—	—	188,160	188,160	—	188,160
Dividends paid	—	—	—	(1,255,053)	—	(1,255,053)	—	(1,255,053)
Net income	—	—	—	3,038,529	—	3,038,529	1,063,060	4,101,589
Shares issued upon exercise of stock options	80,000	80	184,770	—	—	184,850	—	184,850
Distributions to noncontrolling interests	—	—	—	—	—	—	(794,722)	(794,722)
Stock-based compensation	—	—	673,130	—	—	673,130	—	673,130
Balance December 31, 2024	12,515,532	$12,516	$18,789,915	$19,836,527	$(606,986)	$38,031,972	$3,334,054	$41,366,026

Translation adjustment	—	—	—	—	259,099	259,099	—	259,099
Dividends paid	—	—	—	(1,274,753)	—	(1,274,753)	—	(1,274,753)
Net income	—	—	—	786,894	—	786,894	1,580,901	2,367,795
Common shares issued upon exercise of stock options	206,966	207	550,753	—	—	550,960	—	550,960
Distributions to noncontrolling interests	—	—	—	—	—	—	(991,708)	(991,708)
Stock-based compensation	—	—	555,267	—	—	555,267	—	555,267
Balance December 31, 2025	12,722,498	$12,723	$19,895,935	$19,348,668	$(347,887)	$38,909,439	$3,923,247	$42,832,686

See Notes to Consolidated Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(U.S. Dollars)

1. BASIS OF PRESENTATION

These consolidated financial statements (“consolidated financial statements”) include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd. (“Natural Chem”), Pana Chem Solutions Inc. (Pana Chem”), InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 80% controlling interest in 317 Mendota LLC (“317 Mendota”), and its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019 the Company redomiciled into Alberta, Canada.

In 2023, the Company purchased an 80% interest in 317 Mendota, a newly incorporated company established to purchase a large manufacturing building. ENP Investments occupies part of this building, freeing up more space in the building owned by ENP Peru for NanoChem. The remaining 20% non-controlling interest is held by unrelated parties. The manufacturing building was sold in October 2025 and ENP Investments continues to lease the space the Company occupies from the new owner (see Note 3 and 6).

The Company and its subsidiaries develop, manufacture and market specialty chemicals which slow the evaporation of water. One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products, the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides. The TPA division also manufactures two nitrogen conservation products for agriculture that slows nitrogen loss from fields and has installed custom equipment for production of food and nutritional materials. All the ingredients the Company produces are custom products for specific clients and are confidential. The Company anticipates that this market vertical will grow over time. The Company also manufactures food grade products that are made and sold by the TPA division. The TPA division recognizes research and development income from time to time.

2. SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States applicable to a going concern and reflect the policies outlined below.

(a) Cash and Cash Equivalents.

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions. As of December 31, 2025 and 2024, the Company did not have any cash equivalents.

Certain term deposits previously included in cash and cash equivalents have been reclassified to reflect this policy. Accordingly, the prior year comparative statement of cash flows has been reclassified to present term deposits with original maturities greater than three months within investing activities. These reclassifications had no effect on previously reported net income, total assets, or shareholders’ equity.

(b) Term Deposits.

Term deposits with original maturities greater than three months but less than one year are classified as current assets and carried at amortized cost, which approximates fair value. Interest income is recognized on the accrual basis.

At December 31, 2025, the Company had three term deposits that are maintained by commercials banks. The first term deposit is for $313,225 and matures in February 2026. This deposit pays 3% interest and, if withdrawn before maturity, a penalty may be applied. The second term deposit is for $752,682, matures in March 2026 and pays interest at a rate of 1.65%. If withdrawn before maturity, the greater of the loss of accrued interest or $150, plus 1% of the principal shall be levied. The third term deposit is for $320,243, matures in February 2026 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied.

(c) Inventories and Cost of Sales.

The Company has three major classes of inventory: completed goods, work in progress and raw materials and supplies. In all classes, inventories are stated at the lower of cost or net realizable value with cost determined using either weighted average cost or the first-in, first-out (FIFO) method, depending on the entity. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities. The Company periodically reviews its inventory for slow-moving or obsolete items and writes down the inventory carrying value to its estimated net realizable value based on assumptions about future demand and market conditions.

The Company accounts for shipping and handling activities as fulfillment costs and shipping and handling charges included in the consolidated statements of income and comprehensive income are as follows:

	Year Ended December 31,
	2025	2024

Shipping income in product sales	$402,645	$473,843
Shipping costs in cost of sales	$716,132	$895,463

(d) Allowance for Doubtful Accounts.

The Company maintains an allowance for expected credit losses at a level management believes is adequate to absorb estimated losses at the balance sheet date. The Company’s expected credit losses are determined through a review using historical credit loss experience; changes in asset specific characteristics, current conditions, and reasonable and supportable future forecasts, among other specific account data. The Company develops and documents its methodology to determine its allowance for expected credit losses. Risk characteristics used by the Company may include customer mix, knowledge of customers and general economic conditions of the various local economics, among others. Specific account balances are written off when management determines the amounts to be uncollectible. Management monitors the adequacy of the allowance through quarterly reviews of customer creditworthiness and local economic trends.

(e) Property, Equipment, and Leaseholds.

The following assets are recorded at cost and depreciated using the methods and annual rates shown below:

Manufacturing equipment	20% Declining balance
Office equipment	20% Declining balance
Building and improvements	10% Declining balance
Automobiles	Straight-line over 5 years
Technology	Straight-line over 10 years

The Company capitalizes expenditures for improvements that significantly extend the useful life of an asset. The Company recognizes a gain (loss) on a sale of property, equipment, and leaseholds assets based upon the proceeds received on the sale less the net carrying value of the asset. The Company charges expenditures for maintenance and repairs to operations when incurred.

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

(h) Revenue Recognition.

The Company recognizes revenue when control of promised goods is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized at a point in time, generally upon shipment, as this represents the transfer of the risk of loss and control to the carrier (F.O.B. shipping point). Shipping and handling activities are accounted for as fulfillment costs.

Returns and Allowances

The Company’s historical experience with product returns has been insignificant; accordingly, no allowance for returns is recorded at the balance sheet date.

Deferred Revenue

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

(i) Research and Development Services.

Income from research and development services is recognized over a period of time as the Company satisfies contractual performance obligations. Costs related to these services are expensed as research and development costs as incurred.

(j) Stock Issued in Exchange for Services.

The Company’s common stock issued in exchange for services is valued at fair value based upon trading prices of the Company’s common stock on the dates the stock is granted. The corresponding expense of the services rendered is recognized over the period that the services are performed.

(k) Stock-based Compensation.

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

(l) Other Comprehensive Income.

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

(m) Income Per Share.

Basic earnings per share is computed by dividing net income (loss) attributable to controlling interest available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share are calculated giving effect to the potential dilution of the exercise of options and stock awards. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and stock awards are included in diluted net income per share to the extent that these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2025 and 2024.

(n) Use of Estimates.

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

Significant areas requiring the use of management estimates include long-lived asset impairment analysis, share-based payments, valuation allowances for deferred income tax assets, determination of useful lives of property, equipment and leaseholds and intangible assets, recoverability of accounts receivable, recoverability of investments, discount rates for right of use assets and the costing and recoverable value of inventory.

(o) Fair Value of Financial Instruments.

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

The fair values of cash, term deposits, investments and the line of credit for all periods presented approximate their respective carrying amounts due to the short-term nature of these financial instruments.

The fair value of the long-term debt for all periods presented approximate their respective carrying amounts due to these financial instruments being at market rates.

(p) Contingencies.

The Company accrues for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a contingency is at least reasonably possible but not probable, or if the amount cannot be estimated, the Company discloses the nature of the contingency in the notes to the financial statements. Legal costs associated with such matters are expensed as incurred, and no accruals are recorded for contingencies where the likelihood of loss is remote.

(q) Income Taxes.

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

To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as tax expense (benefit) in the consolidated statements of income and comprehensive income.

(r) Risk Management and Concentrations.

The Company’s credit risk is primarily attributable to its accounts receivable. The amounts presented in the consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company is exposed to credit-related losses in the event of non-payment by customers. Credit exposure is minimized by dealing with only credit worthy counterparties.

Excluding research and development services revenue, total revenue for the Company’s three primary customers in each period is as follows:

	Full year ended December 31,
	2025	2024

Total revenue for three primary customers	$18,055,599	$20,779,311
Total revenue for three primary customers as a percentage of sales	50%	54%
Research and development services	$2,500,000	$-
Research and development services as a percentage of sales	6%	-

Total accounts receivable for the Company’s three primary product sales customers for the full year ended December 31, 2025 is as follows:

	Full year ended December 31,
	2025	2024

Accounts receivable of three primary customers	$7,826,250 (62)%	$7,585,199 (65)%

There was no research and development sales account receivable at December 31, 2025 and 2024.

See Note 4 for allowance for doubtful accounts, all unrelated to our primary or research and development customers.

The credit risk on cash is limited because the Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

(s) Leases.

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

(t) Investments.

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

(u) Reclassification.

Certain prior year amounts have been reclassified to conform to the 2025 financial statements presentation. Reclassifications had no effect on net income, cash flows, or stockholders’ equity as previously reported.

(v) Goodwill and Intangible Assets.

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

(w) Recent Accounting Pronouncements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. We adopted this guidance which resulted in additional required disclosures included in our consolidated financial statements for the year ended December 31, 2025 and income tax disclosure for the comparative year ended December 31, 2024 were modified retrospectively to include the new requirements.

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

Naperville Operating Lease

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

Panama Operating Lease

In 2024, the Company executed a contract to lease 37,500 sq. ft for manufacturing space with a lease term of 122 months with the option to renew the lease for a further 36 months at the end and total payments during the term, starting at $31,324 per month with a 3% increase each year, or $3,461,568 in total. The Company recorded the present value of the lease payments over the term as a lease liability and an ROU asset. The Company’s incremental borrowing rate of 7% was used as the discount rate since the rate implicit in the lease was not readily determinable.

The lease liability related to this operating lease, which represents the present value of the lease payments, and the corresponding ROU asset were both $2,341,339 at inception of the lease. The ROU asset was $2,111,027 and the lease liability was $2,543,723 at December 31, 2025. During 2025, the Company recognized $432,696 of lease expense related to this lease in “General and administrative” in the consolidated statements of income and comprehensive income. There were no payments made or expense recorded for this lease in 2024. The Company is waiting for final requirements to be met by the lessor before starting to pay rent. At year end, the difference between the ROU asset and lease liability is attributable to the timing of the commencement of rent payments.

Mendota, Illinois Operating Leases

In October 2025, in connection with the sale of a building previously occupied by the Company’s subsidiary ENP Investments (see Note 6), ENP Investments entered into operating leases with the new owner for a total of 125,500 square feet of manufacturing and office space, comprised of two lease sections. The Company’s incremental borrowing rate of 7% was used as the discount rate for both leases as the implicit rate was not readily determinable.

Section A (110,000 sq. ft.): Initial term of 60 months with an option to renew. Monthly base rent begins at $27,492 and escalates at approximately 3.6% annually, for total undiscounted payments of $1,771,552. At inception, both the ROU asset and lease liability were recorded at $1,483,227. The option to renew was not considered in calculating the initial carrying values. As of December 31, 2025, both the ROU asset and lease liability were $1,426,447. For the year ended December 31, 2025, operating lease expense of $82,475 was recognized in “Selling, general and administrative” in the consolidated statements of income and comprehensive income.

Section B (15,500 sq. ft.): Initial term of 60 months with an option to renew. Monthly base rent begins at $4,856 and escalates at approximately 3.6% annually, for total undiscounted payments of $312,625. At inception, both the ROU asset and lease liability were recorded at $263,383. The option to renew was not considered in calculating the initial carrying values. As of December 31, 2025, both the ROU asset and lease liability were $253,213 For the year ended December 31, 2025, operating lease expense of $14,567 was recognized in “Selling, general and administrative” in the consolidated statements of income and comprehensive income.

The following table summarizes expense and cash payments for operating leases during the periods noted:

	2025	2024
Operating lease expense	$529,738	$14,880
Cash paid for rents with terms less than 1 year	$124,237	$72,891
Cash paid for operating lease liability	$97,042	$14,880
Cash paid for security deposit	$46,875	$93,972
Cash paid for early termination of lease	$-	$35,910
Security deposit forfeited upon termination of lease	$-	$5,440

The following table contains the weighted average remaining lease term and discount rate for operating leases as of the end of the period:

As of December 31, 2025
Remaining lease term – Panama operating lease	8.75 years
Remaining lease term – Mendota, IL operating lease	4.75 years
Discount rate - operating leases	7.0%

The table below presents a maturity analysis of the future minimum lease payments for operating leases as of December 31, 2025:

Twelve months ending December 31,	Total
2026	$579,639
2027	787,376
2028	813,094
2029	839,468
2030	751,668
Thereafter	1,677,458
Total operating lease payments	5,448,703
Less: discount on lease liability	(1,225,320)
Total operating lease liability	4,223,383
Less: current portion of operating lease liability	(299,445)
Non-current operating lease liability	$3,923,938

4. ACCOUNTS RECEIVABLE

	2025	2024

Accounts receivable	$12,910,754	$11,983,200
Allowances for doubtful accounts	(288,853)	(287,102)
	$12,621,901	$11,696,098

5. INVENTORIES

	2025	2024

Completed goods	$2,090,720	$3,060,508
Works in progress	231,407	-
Raw materials and supplies	8,219,510	7,829,687
	$10,541,637	$10,890,195

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	2025	Accumulated	2025
	Cost	Depreciation	Net
Buildings and improvements	$10,345,212	$4,904,582	$5,440,630
Automobiles	190,933	108,304	82,629
Office equipment	133,990	121,386	12,604
Manufacturing equipment	18,378,471	8,071,269	10,307,202
Land	299,027	—	299,027
Technology	99,671	99,671	—
	$29,447,304	$13,305,212	$16,142,092

	2024	Accumulated	2024
	Cost	Depreciation	Net
Buildings and improvements	$12,795,750	$4,521,212	$8,274,538
Automobiles	196,255	168,807	27,448
Office equipment	124,526	117,011	7,515
Manufacturing equipment	15,318,758	6,922,667	8,396,091
Land	440,592	—	440,592
Technology	94,945	94,945	—
	$28,970,826	$11,824,642	$17,146,184

Amount of depreciation expense for 2025 was: $1,805,688 (2024 - $1,797,476) and is included in cost of sales in the consolidated statements of income and comprehensive income.

In October 2025, the Company completed a sale of its land and building owned by its subsidiary 317 Mendota for gross proceeds of $3,750,000. In connection with the sale, the Company paid off the $2,184,591 debt obligation with Stock Yards Bank. This transaction resulted in a gain of $1,209,939, which is recognized within operating income in the consolidated statement of income and comprehensive income. Subsequent to the sale, the Company entered into an operating lease agreement with the purchaser (See Note 3).

In late 2025, management committed to a plan to sell the 14,000 sq. ft. former manufacturing facility located in Mendota, IL. As of December 31, 2025, the carrying value of the property has been reclassified to Property Held for Sale on the consolidated balance sheet at its estimated net realizable value of $425,000. In connection with this reclassification, the Company recognized a loss of $183,423, representing the write-down of the property’s carrying amount to its estimated net proceeds from the anticipated sale.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangibles assets, all of which relates to the acquisition of ENP Investments in 2018, at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024

Goodwill	$2,534,275	$2,534,275

Intangibles Assets:
Indefinite lived – trade secrets and trademarks	770,000	770,000

Definite lived – customer lists	2,350,000	2,350,000
Accumulated amortization on definite-lived intangibles assets	(1,160,000)	(1,000,000)
Net definite-lived intangible assets	1,190,000	1,350,000

Total intangible assets	$1,960,000	$2,120,000

The amount of amortization for 2025 was $160,000 (2024 - $160,000) and was included in cost of sales in the consolidated statements of income and comprehensive income. Estimated amortization expense over the next five years is as follows:

2026	$160,000
2027	160,000
2028	160,000
2029	160,000
2030	160,000

8. LONG TERM DEPOSITS

The Company has security deposits that are long term in nature which consist of damage deposits held by lessors and deposits held by various vendors for equipment purchases.

	2025	2024

Long term deposits	$2,423,928	$167,882

9. INVESTMENTS

The Company’s investments at December 31, 2025 and 2024 consisted of the following:

	2025	2024

Investments, at cost:
Lygos Inc., simple agreement for future equity (“SAFE”) agreement	$-	$1,000,000
Trio Opportunity Corp., 47,000 non-voting Class B shares (2024 – 97,000 non-voting Class B shares)	470,000	970,000
Investment, equity method:
Florida-based LLC	1,584,324	1,454,381
Total	$2,054,324	$3,424,381

In 2020, the Company invested $500,000 in Lygos Inc. (“Lygos”), a privately held entity, under a Simple Agreement for Future Equity (“SAFE”) agreement. Lygos is a company developing a sustainable aspartic acid microbe strain. In 2021, the Company made a second SAFE investment of $500,000 for a total of $1,000,000. In 2025, the investment was deemed impaired by the Company’s management and the loss is shown in the consolidated statements of income and comprehensive income.

In September 2025, the Company received a return of $500,000 on its initial investment of 50,000 Class B shares of Trio Opportunity Corp. The Company still holds 47,000 Class B shares.

In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. According to the operating agreement, the Company had a 50% interest in the profit and loss of the Florida based LLC but did not have control. In August 2024, the Company sold a 30.1% interest in the Florida based LLC to a third party for consideration of $2,000,000. In addition, the Company entered into a subsequent agreement for the sale of its remaining 19.9% interest over the next five years for an additional $4,000,000. Starting in 2025, the Company will sell a further 3.98% per year upon receipt of that year’s $800,000 payment. In December 2025, the purchaser advised that there would be a delay in funding the 2025 tranche and that they would pay the $100,000 penalty in January 2026, which has been received. At December 31, 2025, the Company continues to account for this investment using the equity investment as it exercises significant influence.

A summary of the activity associated with the Company’s investment in the Florida based LLC during the years ended December 31, 2025 and 2024 is follows:

Balance, December 31, 2023 – 50% interest	$4,063,960
Company’s proportionate share of earnings	244,857
Distribution received	(510,710)
Basis of 30.1% of interest sold	(2,343,726)
Balance, December 31, 2024 – 19.9% interest	1,454,381
Company’s proportionate share of earnings	129,943
Balance, December 31, 2025 – 19.9% interest	$1,584,324

Summarized profit and loss information related to the Florida based LLC is as follows:

	2025	2024

Net sales	$10,834,359	$13,046,436
Gross profit	$3,347,716	$3,434,533
Net income	$652,982	$455,241

During the year ended December 31, 2025, the Company had sales of $6,169,277 (2024 - $8,235,394) to the Florida based LLC, of which $980,638 is included within Accounts Receivable as at December 31, 2025 (2024 - $1,866,645).

10. SHORT-TERM LINES OF CREDIT

(a) In June 2025, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,500,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at December 31, 2025 is 6.75% (December 31, 2024 - 7.5%).

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

The balance outstanding under this revolving line as of December 31, 2025 was $2,092,097 (2024 - $2,052,159).

(b) In August 2025, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at December 31, 2025 is 6.75% (December 31, 2024 - 8%).

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

The balance outstanding under this revolving line as of December 31, 2025 was $56,289 (2024 - $nil).

11. LONG TERM DEBT

Debt, all of which is with StockYards Bank and Trust, at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
ENP Mendota, 10-year mortgage, 7.18% interest, monthly payments through to January 2030, collateralized by real property and all rents on said property	$351,377	$387,577
ENP Peru, 10-year mortgage, 7.18% interest, monthly principal and interest payments through January 2030, collateralized by real property (1st mortgage)	2,595,681	2,658,381
ENP Peru, 10-year mortgage, 5.4% interest, monthly principal payments plus interest through June 2032, collateralized by real property (2nd mortgage)	237,317	243,957
Nanochem, 5-year note payable, 7.0% interest, monthly principal payments plus interest through August 2029, collateralized by manufacturing equipment	1,257,285	1,545,945
NanoChem, 3-year note payable, 4.90% interest, monthly principal and interest payments through June 2025, collateralized by real property	-	345,036
NanoChem, 3-year note payable, 6.5% interest, interest only payments through to July 2024, then monthly principal and interest payments through December 2025, collateralized by manufacturing equipment	-	1,355,285
317 Mendota, 5-year note payable, 6.79% interest, interest only payments through June 2024, then monthly principal and interest payments through June 2028 with lump sum payment of $2,024,710 due in June 2028, collateralized by real property	-	2,223,667
Long-term debt	4,441,660	8,759,848
Less: current portion	(396,961)	(2,140,981)
	$4,044,699	$6,618,867

The following table summarizes the scheduled annual future principal payments as of December 31, 2025

Year Ended December 31,	Principal Amount Due
2026	$396,961
2027	425,238
2028	455,491
2029	567,259
2030	2,305,734
Thereafter	290,977
Total	$4,441,660

12. INCOME TAXES

The provision for income tax expense (benefit) is comprised of the following:

	2025	2024
Current tax, federal	$673,742	$405,475
Current tax, state	50,564	183,429
Current tax, foreign	19,878	115,540
Current tax, total expense	744,184	704,444

Deferred income tax, federal	114,484	101,053
Deferred income tax, state	40,915	45,714
Deferred income tax, foreign	-	-
Deferred income tax, total expense (benefit)	155,399	146,767
Total	$899,583	$851,211

Income taxes paid in cash, net refunds received, during the years ended December 31, 2025 and 2024 were as follows:

United States	$(107,188)	$52,367
State of Illinois	-	-
Canada	927,345	-
Total	$820,157	$52,367

The following table reconciles the income tax expense at the U.S. Federal statutory rate to income tax expense at the Company’s effective tax rates.

	2025		2024
	$	%	$	%
Income before income tax - United States	$4,561,178		$4,472,950
Income before income tax - Canada	(627,055)		479,850
Income before income tax - Panama	(666,745)		-
Income before income tax	3,267,378		4,952,800
US federal statutory tax rate	686,149	21.0%	1,040,088	21%
Illinois state income tax, net of federal tax benefit	344,367	10.5%	371,708	7.5%
Foreign tax effects - Canada	151,906	4.7%	(35,952)	(0.7)%
Foreign tax effects – Panama	140,016	4.3%
Valuation allowance	(49,801)	(1.5)%	(395,348)	(8.0)%
Nontaxable or nondeductible items:
Income attributable to non-controlling interests in pass-through entities	(410,808)	(12.6)%	(283,414)	(5.7)
Other	1,314	-%	64,857	1.3%
Other adjustments	36,440	1.1%	89,272	1.8%
Total	$899,583	27.5%	$851,211	17.2%

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2025 and 2024 are comprised of the following:

	2025	2024
Canada
Non-capital loss carryforwards	$1,225,583	$1,059,468
Share issuance costs	2,324	1,024
Property, equipment and leaseholds	33,978	27,995
	1,261,885	1,088,487
Valuation allowance	(1,261,885)	(1,088,487)
Net deferred tax asset	$-	$-

United States
Net operating loss carryforwards	$2,917	$190,024
Property, equipment and leaseholds	308,583	502,646
Deferred tax asset	311,500	692,670

Intangible assets	(487,567)	(516,414)
Investments	(98,433)	(105,322)
Valuation allowance	(2,917)	(192,953)
Net deferred tax liability	$(277,417)	$(122,019)

Panama
Net operating loss carryforwards	$166,686	$-
Valuation allowance	(166,686)	-
	-	-
Net deferred tax liability	$(277,417)	$(122,019)

The Company has non-capital loss carryforwards of $5,328,621 which may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

Loss
2030	$31,050
2031	908,846
2032	594,293
2037	1,633,234
2039	144,912
2040	415,910
2041	316,051
2042	330,847
2043	233,120
2044	195,057
2045	525,301
Total	$5,328,621

As at December 31, 2025, the Company has federal and state income tax net operating loss carryforwards of $10,234 available for US tax purposes. The NOLs carry forward indefinitely, with utilization limited to offsetting up to 80% of taxable income in any given year.

As at December 31, 2025, the Company has income tax net operating loss carryforwards of $666,745 available for Panama tax purposes. The NOLs carry forward five years.

The Company’s federal income tax returns for fiscal years 2022 through 2025 remain open and subject to examination.

The Company recognizes income tax liabilities from uncertain tax positions where there is uncertainty as to whether a tax position is sustainable using the more-likely-than-not threshold. During the years ended December 31, 2025 and 2024, the total liability for uncertain tax positions changed by $(161,320) and $419,214, respectively, primarily due to increased liabilities based on existing tax positions. As of December 31, 2025 and 2024, the Company has recognized liabilities for uncertain tax positions of $1,964,485 and $2,125,805, respectively, which is included in income taxes payable on the consolidated balance sheets. All recorded uncertain tax positions impact the Company’s effective tax rate.

Subsequent to December 31, 2025, based on discussions with its tax consultants, management determined that the Company is responsible for paying income taxes with respect to tax positions taken since 2019. This determination confirms the existence of the liability previously accrued by the Company. The liability recorded as of December 31, 2025 represents management’s best estimate of the obligation based on information available at the balance sheet date. Management is currently working with its tax consultants to assess the full extent of the obligation, and any adjustment to the estimated recorded liability resulting from this process will be reflected in the period in which the change in estimate is identified.

Additionally, the Company has accrued interest and penalties related to these tax liabilities, which are recorded as a component of income tax expense (benefit). As of December 31, 2025 and 2024, the Company recorded a change of $277,262 and $333,086 in accrued interest and penalties. At December 31, 2025 and 2024, the Company had accrued cumulative interest and penalties of $1,064,926 and $787,664, respectively, which is included in income taxes payable on the consolidated balance sheets. Given the confirmation of the underlying tax liability, the Company expects that interest and penalties will continue to accrue until the matter is resolved with the taxing authorities.

13. INCOME PER SHARE

The Company presents both basic and diluted income per share on the face of its consolidated statements of income and comprehensive income. Basic and diluted income per share is calculated as follows:

	2025	2024

Net income attributable to controlling interest	$786,894	$3,038,529
Weighted average common shares outstanding:
Basic	12,648,728	12,454,957
Diluted	13,594,610	12,680,668
Net income per common share attributable to controlling interest:
Basic	$0.06	$0.24
Diluted	$0.06	$0.24

Certain stock options whose terms and conditions are described in Note 14, “Stock Based Compensation” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

F-20

	2025	2024

Anti-dilutive options	66,000	745,000

There were no preferred shares issued and outstanding during the years ended December 31, 2025 and 2024.

14. STOCK BASED COMPENSATION

The Company has a stock option plan and stock incentive plan (“Plan”). The purpose of this Plan is to provide additional incentives to key employees, officers, directors and consultants of the Company and its subsidiaries in order to help attract and retain the best available personnel for positions of responsibility and otherwise promote the success of the Company’s business. It is intended that options issued under this Plan constitute non-qualified stock options. The general terms of awards under the plan are that 100% of the awards granted will vest the year following the grant unless an executive employee is granted a multi-year stock option award where an equal amount vests over the next 5 years. The maximum term of options granted is 5 years and the exercise price for all options are issued for not less than fair market value at the date of the grant.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation as follows:

	2025	2024
Wages, administrative salaries and benefits	$440,017	$623,000
Professional fees	115,250	50,130
	$555,267	$673,130

The following table summarizes the Company’s stock option activities for the years ended December 31, 2025 and 2024:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2023	1,114,000	$1.75 – 3.61	$3.13
Granted	1,091,000	$2.00 – 4.05	$2.12
Cancelled or expired	(275,000)	$1.75 – 3.61	$2.54
Exercised	(80,000)	$1.75 – 2.44	$2.31
Balance, December 31, 2024	1,850,000	$2.00 – 4.05	$2.68
Granted	66,000	$7.00	$7.00
Cancelled or expired	(5,000)	$2.00 – 3.61	$2.84
Exercised	(212,000)	$2.00 – 3.61	$2.80
Balance, December 31, 2025	1,699,000	$2.00 – 7.00	$2.83
Exercisable, December 31, 2025	1,083,000	$2.00 – 4.05	$2.74

During the year ended December 31, 2025, the Company granted 36,000 (2024 – 102,000) stock options to consultants and 30,000 (2024 – 979,000) stock options to employees. The fair value of options and awards granted during 2025 and 2024 was calculated using the following range of assumptions:

	2025	2024
Expected life – years	3.0	3.0
Interest rate	3.7%	1.76 – 4.11%
Volatility	64.55%	66.01 – 71.59%
Stock price	$7.00	$2.00 - 4.05
Exercise price	$7.00	$1.78 - 4.05
Fair value of stock awards granted	$3.19	$1.46 – 2.02

As of December 31, 2025, the weighted-average remaining contractual life of outstanding and exercisable options is 2.7 years and 2.6 years, respectively. As of December 31, 2025, there was approximately $380,604 of compensation expense related to non-vested options that is expected to be recognized over a weighted average period of 1.5 years.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2025 is $6,620,185 (2024 - $1,709,850) and $4,318,585 (2024 - $843,790), respectively. During the year ended December 31, 2025, the intrinsic value of stock options exercised was $861,973 (2024 - $88,730).

During the year ended December 31, 2025, the Company granted 50,000 shares as a stock award. The total fair value of the stock award was $350,000 with 10,000 shares vested upon issuance and 10,000 shares vest on each anniversary date through 2029. As of December 31, 2025, there was approximately $248,720 of compensation related to non-vested stock awards that is expected to be recognized through 2029.

15. CAPITAL STOCK

During the year ended December 31, 2025, 107,000 shares were issued upon the exercise of employee stock options (2024 – 47,000) and 99,966 shares were issued upon the exercise of consultant stock options (2024 – 33,000).

The Company declared a special dividend of $0.10 per share on May 7, 2025, paid on May 28, 2025 to shareholders of record on May 19, 2025 for a total payment of $1,274,753.

The Company declared a special dividend of $0.10 per share on April 23, 2024, paid on May 16, 2024 to shareholders of record on April 30, 2024, for a total payment of $1,255,053.

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

From the effective date of acquisition onward, the minimum distributions requirements under the Ownership Interest Purchase Agreement were satisfied. The total distribution from the effective date of acquisition onward was $4,862,387.

Balance, December 31, 2023	$2,901,199
Distribution	(794,722)
Non-controlling interest share of income	1,164,037
Balance, December 31, 2024	$3,270,514
Distribution	(841,708)
Non-controlling interest share of income	1,425,782
Balance, December 31, 2025	$3,854,588

During the year ended December 31, 2025, the Company had sales of $8,817,331 (2024 - $8,050,462) to the NCI, of which $6,652,611 is included within Accounts Receivable as of December 31, 2025 (2024 – $5,377,088).

b)  317 Mendota is a LLC that owned real estate that the Company occupies part of while the excess was rented out. In October 2025, the Company sold the building but continues to rent from the new owner (see Note 3 and 6). The Company owns an 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owns the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota are consolidated into these financial statements. The 317 NCI’s ownership interest in 317 Mendota is recorded in non-controlling interests in these consolidated financial statements. The non-controlling interest represents 317 NCI’s interest in the earnings and equity of 317 Mendota. 317 Mendota is allocated to the TPA segment as that is the intended use of the building.

Balance, December 31, 2023	$164,517
Non-controlling interest share of loss	(100,977)
Balance, December 31, 2024	$63,540
Distribution	(150,000)
Non-controlling interest share of income	155,119
Balance, December 31, 2025	$68,659

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

Year ended December 31, 2025:

	EWCP	BCPA	Other (1)	Consolidated
Product sales	$388,713	$35,626,345	$-	$36,015,058
Research and development sales	-	2,500,000	-	2,500,000
Cost of sales	145,114	25,830,616	-	25,975,730
Gross profit	243,599	12,295,729	-	12,539,328
Wages, administrative salaries and benefits	105,117	3,735,296	-	3,840,413
Selling, general, and administrative	172,391	3,245,347	224,870	3,642,608
Other segment items (2)	18,000	(38,552)	475,805	455,253
Net operating income (loss)	(51,909)	5,353,638	(700,675)	4,601,054
Interest expense	-	613,852	-	613,852
Depreciation and amortization (included in cost of sales)	13,608	1,952,080	-	1,965,688
Capital expenditures	-	4,373,903	-	4,373,903
Assets at December 31, 2025 (3)	2,097,454	58,533,323	1,201,602	61,832,379

Year ended December 31, 2024:

	EWCP	BPCA	Other (1)	Consolidated
Product sales	$759,549	$37,475,311	$-	$38,234,860
Research and development sales	-	-	-	-
Cost of sales	350,345	24,644,616	-	24,994,961
Gross profit	409,204	12,830,695	-	13,239,899
Wages, administrative salaries and benefits	90,043	3,653,182	-	3,743,225
Selling, general, and administrative	122,758	2,529,736	200,435	2,852,929
Other segment items (2)	23,930	884,564	219,845	1,128,339
Net operating income (loss)	172,473	5,763,213	(420,280)	5,515,406
Interest expense	309	609,956	-	610,265
Depreciation and amortization (included in cost of sales)	15,298	1,942,178	-	1,957,476
Capital expenditures	-	4,964,736	-	4,964,736
Assets at December 31, 2024 (3)	2,588,731	56,415,104	964,744	59,968,579

(1)	Other is not considered an operating segment and includes expenses and income not identifiable to an operating segment and is not included in operating segment results

(2)	Other segment items for each reportable segment includes professional fees and research and development.

(3)	Segment assets include cash, term deposits, accounts receivable, inventory, prepaid expenses, property held for sale, property, equipment and leaseholds, right of use assets, intangible assets, long-term deposits, investments and goodwill.

Sales by territory are shown below:

	2025	2024

Canada	$820,935	$400,693
United States and abroad	37,694,123	37,834,167
Total	$38,515,058	$38,234,860

The Company’s long-lived assets (property, equipment, leaseholds, right of use assets, intangibles, and goodwill) are located in Canada and the United States as follows:

	2025	2024

Canada	$108,423	$116,496
United States and abroad	24,318,631	21,683,963
Total	$24,427,054	$21,800,459

Three customers accounted for $18,055,599 (50%) of sales made in 2025 (2024 - $20,779,311 or 54%).

18. SUBSEQUENT EVENTS

In March 2026, the Company had a term deposit in the amount of $752,682 mature.

In the three months ended March 31, 2026, the Company issued 15,000 shares to employees upon the exercise of employee stock options.

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

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2025 we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective. In 2026, the Company will make the necessary changes required to ensure they are effective.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

During this assessment for the years ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting (“ICFR”) related to a material adjustment identified during the audit process indicating that controls over the financial statement close and review process were not operating effectively to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses, management has concluded that our ICFR was not effective as of December 31, 2025 and 2024. In 2026, we will implemented new procedures to improve our financial statement close and review process.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2025.

Item 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Daniel B. O’Brien	69	President, Chief Executive Officer, Principal Financial and Accounting Officer and a Director
John H. Bientjes	73	Director
Robert Helina	60	Director
Tom Fyles	74	Director
Ben Seaman	45	Director
David Fynn	68	Director

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

Our Compensation Committee, consisting of John Bientjes, Ben Seaman and David Fynn, establishes salary, incentive and other forms of compensation for our Chief Executive Officer and administers our Stock Option Plan. None of our officers participated in deliberations of the compensation committee concerning executive officer compensation. During the year ended December 31, 2025 none of our executive officers served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

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

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Options Awards (4)	All Other Annual Compensation (5)	Total

Daniel B. O’Brien	2025	$618,000	—	—	—	—	$618,000
President, Chief Executive Financial and Accounting Officer	2024	$600,000	—	—	$316,000	—	$916,000

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that we could not properly report in any other column of the table.

In the fall of 2023, Daniel O’Brien, CEO, relocated to Grand Cayman in order to help with international sales. He requested that his salary be reduced to a flat $600,000 per year with annual increases at the same rate as other employees receive, making his 2025 salary $618,000. The compensation committee agreed and granted Mr. O’Brien’s request.

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

During the fiscal year ended December 31, 2025, we did not issue options pursuant to the Non-Qualified Plan (2024 – nil).

As of December 31, 2025, options to purchase 74,000 shares of our common stock were outstanding under our Non-Qualified Stock Option Plan. The exercise price of these options varies between $2.44 and $3.61 per share and the options expire on December 31, 2026.

Stock Option Plans

In 2022 we adopted a Stock Incentive Plan which authorized the issuance of up to 1,500,000 shares of our common stock to persons that have been granted stock awards or options pursuant to the Plan. We have amended the plan in 2025 for issuance up to 2,500,000 shares of our common stock to pursuant to the Plan. Our employees, directors and officers, and consultants or advisors are eligible to be granted options pursuant to the Stock Incentive Plan.

The Plan is administered by our Compensation Committee. The Committee is vested with the authority to determine the number of shares issuable upon the exercise of the options, the exercise price and expiration date of the options, and when, and upon what conditions options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation.

During the fiscal year ended December 31, 2025 we granted 66,000 options pursuant to the Stock Incentive Plan (2024 – 1,081,000).

As of December 31, 2025, options to purchase 1,625,000 shares of our common stock were outstanding under our Stock Incentive Plan. The exercise price of these options varies between $2.00 and $7.00 and the options expire at various dates between December 31, 2026 and December 31, 2030

During the fiscal year ended December 31, 2025, the Company granted 50,000 shares as a stock award. The award had 10,000 shares that vested upon issuance and 10,000 shares vest on each anniversary date through 2029. As of December 31, 2025, there was approximately $248,720 of compensation related to non-vested stock awards that is expected to be recognized through 2029.

Summary

The following table shows the weighted average exercise price of the outstanding options granted pursuant to both our Non-Qualified Stock Option Plan and Stock Incentive Plan as of December 31, 2025, our most recently completed fiscal year.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Non-Qualified Stock Option Plan	74,000	$3.53	57,000
Stock Incentive Plan	1,625,000	$2.80	391,000

Both our Non-Qualified Stock Option Plan and Stock Incentive Plan have been approved by our shareholders.

No options were exercised by our executive officers during the fiscal year ended December 31, 2025.

Director Compensation

We reimburse directors for any expenses incurred in attending board meetings. We also compensate directors $10,000 annually for each year that they serve with an additional $5,000 paid to the head of the Audit Committee -

Our directors received the following compensation in 2025:

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)

John H. Bientjes	$15,000	—	—
Robert Helina	$10,000
Tom Fyles	$10,000	—	—
Ben Seaman	$10,000	—	—
David Fynn	$10,000	—	—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

Daniel B. O’Brien was not compensated for serving as a director during 2025.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of April 15, 2026 by (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock, (ii) each of our officers and directors, and (iii) by all of our executive officers and directors as a group.

	Shares (1)	Percentage Ownership

Daniel B. O’Brien	4,388,156	34.5%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

John Bientjes	0	0%
46081 Greenwood Dr.
Chilliwack, BC
Canada V2R 4C9

Robert Helina	50,000	0.4%
6001 54 Ave.
Taber, AB
Canada T1G 1X4

Dr. Thomas Fyles	30,000	0.2%
Box 3065
Victoria, BC
Canada V8W 3V6

Ben Seaman	0	0%
Unit 605 5 E. Cordova St.
Vancouver BC
Canada V6A 0A5

David Fynn	0	0%
202-2526 Yale Court,
Abbotsford, BC
Canada V2S 8G9

All officers and directors
as a group (6 persons)	4,468,156	35.1%

Other Principal Shareholders
Comprehensive Financial Planning, Inc.	1,258,521	9.9%

(1)	Includes shares which may be acquired on the exercise of the stock options, all of which were exercisable as of April 15, 2026, listed below.

Name	No. of Options	Exercise Price	Expiration Date

Daniel B. O’Brien	240,000	$2.00	December 31, 2028

Robert Helina	5,000	$3.61	December 31, 2026
	5,000	$3.55	December 31, 2027
	5,000	$2.00	December 31, 2028
	20,000	$2.00	July 1, 2029
	5,000	$4.05	December 31, 2029

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Assure CPA, LLC audited our consolidated financial statements for the years ended December 31, 2025 and 2024 and for the reviews of the 2025 condensed interim financial statements included in our quarterly reports on Form 10-Q. Smythe LLP examined our condensed interim consolidated financial statements included in our quarterly reports on Form 10-Q during the 2024 fiscal year.

Audit Fees

Assure CPA, LLC was paid $246,213 in the fiscal year ended December 31, 2025 for professional services rendered in the audit of our 2024 annual financial statements and the reviews of the 2025 condensed interim financial statements included in our quarterly reports on Form 10-Q during that fiscal year. Smythe LLP was paid $6,083 in the fiscal year ended December 31, 2025 for professional services rendered for their audit opinions on their prior services.

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

Tax Fees

Smythe LLP had been retained to file our Canadian taxes for the fiscal years ended December 31, 2017 through to December 31, 2023. Smythe LLP was paid $15,960 in the fiscal year ended December 31, 2025 (2024 – $25,662) for professional services rendered in preparing our taxes.

All Other Fees

Assure CPA, LLC and Smythe LLP were not paid any other fees for professional services during the fiscal years ended December 31, 2025 and 2024.

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

During the year ended December 31, 2025 our Audit Committee approved all of the fees paid to Assure CPA, LLC and Smythe LLP. Our Audit Committee has determined that the rendering of all non-audit services by Assure CPA, LLC and Smythe LLP is compatible with maintaining its independence.

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description

3.1	Articles of Incorporation of the Registrant. (1)
3.2	Bylaws of the Registrant. (1)
19	Insider Trading Policy and Procedures (2)
21.1	Subsidiaries. (3)
23.1	Consent of Independent Accountants.
31.1	Certification of Principal Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to our Registration Statement on Form 10-SB filed with the Commission on February 22, 2000, and incorporated herein by reference.

(2)	Previously files as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2024.

(3)	Previously filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on January 22, 2003, and incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2026	Flexible Solutions International, Inc.

	By:	/s/ Daniel B. O’Brien
	Name:	Daniel B. O’Brien
	Title:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel B. O’Brien	President, Principal Executive Officer,	April 15, 2026
Daniel B. O’Brien	Principal Financial and Accounting Officer and a Director

/s/ John H. Bientjes	Director	April 15, 2026
John H. Bientjes

/s/ Robert T. Helina	Director	April 15, 2026
Robert T. Helina

/s/ Thomas Fyles	Director	April 15, 2026
Thomas Fyles

/s/ Ben Seaman	Director	April 15, 2026
Ben Seaman

/s/ David Fynn	Director	April 15, 2026
David Fynn

