Form 10-Q
period 2026-03-31
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2026-05-15
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,737,498	May 15, 2026

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current
Cash	$5,821,779	$6,625,748
Term deposits (Note 2)	652,810	1,386,150
Accounts receivable, net (Note 4)	13,390,388	12,621,901
Inventories (Note 5)	12,522,356	10,541,637
Prepaid expenses and deposits	1,436,211	1,326,637
Property held for sale	425,000	425,000
Total current assets	34,248,544	32,927,073
Property, equipment and leaseholds, net (Note 6)	17,906,361	16,142,092
Right of use assets, net (Note 3)	3,678,552	3,790,687
Intangible assets	1,920,000	1,960,000
Long term deposits	1,643,595	2,423,928
Investments (Note 7)	2,000,236	2,054,324
Goodwill	2,534,275	2,534,275
Total Assets	$63,931,563	$61,832,379

Liabilities
Current
Accounts payable	$2,585,356	$2,221,411
Accrued liabilities	171,097	501,175
Deferred revenue	132,881	124,944
Income taxes payable	4,803,244	5,061,317
Short term lines of credit (Note 8)	4,796,444	2,148,386
Current portion of lease liabilities (Note 3)	466,972	299,445
Current portion of long-term debt (Note 9)	414,205	396,961
Total current liabilities	13,370,199	10,753,639
Right of use liabilities, net (Note 3)	3,730,815	3,923,938
Deferred income tax liability	277,417	277,417
Long term debt (Note 9)	3,925,819	4,044,699
Total Liabilities	21,304,250	18,999,693
Commitments and Contingencies (Notes 8 and 9)

Stockholders’ Equity
Capital stock (Note 11)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding: 12,737,498 (December 31, 2025: 12,722,498) common shares	$12,738	$12,723
Capital in excess of par value	20,128,846	19,895,935
Accumulated other comprehensive loss	(434,170)	(347,887)
Accumulated earnings	19,107,248	19,348,668
Total stockholders’ equity – Flexible Solutions International Inc.	38,814,662	38,909,439
Non-controlling interests (Note 12)	3,812,651	3,923,247
Total Stockholders’ Equity	42,627,313	42,832,686
Total Liabilities and Stockholders’ Equity	$63,931,563	$61,832,379

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2026	2025
Sales
Products	$8,296,997	$7,473,692
Cost of sales	6,407,691	5,522,128
Gross profit	1,889,306	1,951,564
Operating expenses
Professional fees	69,295	262,633
Research and development	116,533	106,801
Selling, general, and administrative	762,357	756,050
Wages, administrative salaries and benefits	1,027,086	895,237
Total operating expenses	1,975,271	2,020,721
Operating loss	(85,965)	(69,157)
Non-operating income (expense)
(Loss) income from investments (Note 7)	(54,088)	63,925
Interest expense	(134,069)	(198,019)
Interest income	37,446	49,573
Total non-operating expense	(150,711)	(84,521)
Loss before income tax	(236,676)	(153,678)
Income taxes
Current income tax expense	(46,681)	(110,363)
Net loss	(283,357)	(264,041)
Net loss (income) attributable to non-controlling interests	41,937	(13,693)
Net loss attributable to Flexible Solutions International Inc.	$(241,420)	$(277,734)

Loss per share (basic)	$(0.02)	$(0.02)
Loss per share (diluted)	$(0.02)	$(0.02)
Weighted average number of common shares (basic)	12,735,609	12,587,476
Weighted average number of common shares (diluted)	12,735,609	12,587,476

Other comprehensive income (loss):
Net loss	$(283,357)	$(264,041)
Unrealized gain (loss) on foreign currency translations	(86,283)	188,840
Total comprehensive loss	(369,640)	(75,201)
Comprehensive loss (income) – non-controlling interests	41,937	(13,693)
Comprehensive loss attributable to controlling interest	$(327,703)	$(88,894)

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Three Months Ended March 31,
	2026	2025

Operating activities
Net loss for the period	$(283,357)	$(264,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	109,773	97,920
Depreciation and amortization	509,495	465,198
Non cash operating lease expense	86,539	-
Loss (income) from investments	54,088	(63,925)

Changes in operating assets and liabilities:
Accounts receivable	(768,487)	(280,391)
Inventories	(1,980,719)	(237,544)
Prepaid expenses and deposits	(109,574)	3,569
Long term deposits	780,333	(259,023)
Accounts payable	363,946	107,985
Accrued liabilities	(330,078)	(223,183)
Deferred revenue	7,937	(1,222)
Income taxes payable	(258,073)	110,363

Cash used in operating activities	(1,818,177)	(544,294)

Investing activities
Maturities of term deposits, net	733,340	1,019,760
Purchase of property, equipment and leaseholds	(2,233,765)	(354,121)

Cash provided by (used in) investing activities	(1,500,425)	665,639

Financing activities
Proceeds from short-term lines of credit, net	2,648,058	1,938,670
Repayment of long-term debt	(101,636)	(616,343)
Distribution to non-controlling interest	(68,659)	-
Distribution received upon dissolution of subsidiary	72,953	-
Proceeds from shares issued upon exercise of stock options	50,200	381,690

Cash provided by financing activities	2,600,916	1,704,017

Effect of exchange rate changes on cash	(86,283)	188,840

Increase (decrease) in cash	(803,969)	2,014,202
Cash, beginning of year	6,625,748	7,631,055

Cash, end of period	$5,821,779	$9,645,257

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2025	12,722,498	$12,723	$19,895,935	$19,348,668	$(347,887)	$38,909,439	$3,923,247	$42,832,686
Translation adjustment	—	—	—	—	(86,283)	(86,283)	—	(86,283)
Net income (loss)	—	—	—	(241,420)	—	(241,420)	(41,937)	(283,357)
Distribution to noncontrolling interest	—	—	—	—	—	—	(68,659)	(68,659)
Distribution received upon dissolution of subsidiary			72,953			72,953		72,953
Common stock issued upon exercise of options	15,000	15	50,185	—	—	50,200	—	50,200
Stock-based compensation	—	—	109,773	—	—	109,773	—	109,773

Balance March 31, 2026	12,737,498	$12,738	$20,128,846	$19,107,248	$(434,170)	$38,814,662	$3,812,651	$42,627,313

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

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026

(U.S. Dollars - Unaudited)

1. BASIS OF PRESENTATION

These condensed interim consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd. (“Natural Chem”), Pana Chem Solutions Inc. (“Pana Chem”), InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”) and its former 80% controlling interest in 317 Mendota LLC (“317 Mendota”) that was dissolved in March 2026 (see Note 12). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019 the Company redomiciled into Alberta, Canada.

In 2023, the Company purchased an 80% interest in 317 Mendota, a newly incorporated company established to purchase a large manufacturing building. The remaining 20% non-controlling interest was held by unrelated parties. The manufacturing building was sold in October 2025 and ENP Investments leases space in building from the new owner (see Note 3).

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

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations and cash flows for the three months then ended. The consolidated balance sheet as of December 31, 2025 is derived from the December 31, 2025 audited financial statements. The unaudited condensed interim consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 may not be indicative of results expected for the full year ending December 31, 2026.

The Company recorded income tax expense for the three months ended March 31, 2026 despite reporting a pre-tax loss. The estimated effective tax rate for the period differs from the U.S. federal statutory rate primarily due to the accrual of interest and penalties on unfiled federal and state tax returns. The uncertain tax position underlying these returns was resolved during the year ended December 31, 2025, but interest and penalties continue to accrue until the returns are filed. These amounts are recognized as a component of income tax expense.

(a) Term Deposits.

Term deposits with original maturities greater than three months but less than one year are classified as current assets and carried at amortized cost, which approximates fair value. Interest income is recognized on the accrual basis.

At March 31, 2026, the Company had two term deposits that are maintained by commercial banks. The first term deposit is for $322,752 and matures in February 2027. This deposit pays 3% interest and, if withdrawn before maturity, a penalty may be applied. The second term deposit is for $330,058, matures in August 2026 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied. A third term deposit for $761,074, matured in March 2026 and was not renewed.

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

The Company accounts for shipping and handling activities as fulfillment costs and shipping and handling charges included in the consolidated statements of income and comprehensive income are as follows:

	Three Months Ended March 31,
	2026	2025

Shipping income in product sales	$108,799	$76,066
Shipping costs in cost of sales	$163,462	$158,768

(c) Risk Management and Concentrations.

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

Total revenue for the Company’s three primary customers in each period is as follows:

	Three months ended March 31,
	2026	2025

Total revenue for three primary customers	$4,639,124	$3,665,235
Total revenue for three primary customers as a percentage of sales	56%	49%

Total accounts receivable for the Company’s three primary product sales customers for the three months ended March 31, 2026 and the full year December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025

Accounts receivable of three primary customers	$9,057,268 (68)%	$7,826,250 (62)%

The credit risk on cash is limited because the Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company maintains cash balances at financial institutions which at times exceed federally insured amounts. The Company has not experienced any losses in such accounts.

(d) Reclassification.

Certain prior year amounts have been reclassified to conform to the 2026 financial statements presentation. Reclassifications had no effect on net income (loss), cash flows, or stockholders’ equity as previously reported.

(e) Recent Accounting Pronouncements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on its condensed interim consolidated financial statements and disclosures.

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

The lease liability related to this operating lease, which represents the present value of the lease payments, and the corresponding ROU asset were both $2,341,339 at inception of the lease. As of March 31, 2026, the ROU asset was $2,067,018 (December 31, 2025 - $2,111,027) and the lease liability was $2,586,253 (December 31, 2025 - $2,543,723). During the three months ended March 31, 2026, the Company recognized $86,539 (2025 – nil) of lease expense related to this lease in “Selling, general and administrative” in the consolidated statements of income and comprehensive income. There were no payments made or expense recorded for this lease in 2024. The Company is waiting for final requirements to be met by the lessor before starting to pay rent. At December 31, 2025 and March 31, 2026, the difference between the ROU asset and lease liability is attributable to the timing of the commencement of rent payments.

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

Section A (110,000 sq. ft.): Initial term of 60 months with an option to renew. Monthly base rent begins at $27,492 and escalates at approximately 3.6% annually, for total undiscounted payments of $1,771,552. At inception, both the ROU asset and lease liability were recorded at $1,483,227. The option to renew was not considered in calculating the initial carrying values. As of March 31, 2026, both the ROU asset and lease liability were $1,368,664 (December 31, 2025 - $1,426,447). For the three months ended March 31, 2026, operating lease expense of $82,475 (2025 – $nil) was recognized in “Cost of sales” in the condensed interim consolidated statements of loss and comprehensive income (loss).

Section B (15,500 sq. ft.): Initial term of 60 months with an option to renew. Monthly base rent begins at $4,856 and escalates at approximately 3.6% annually, for total undiscounted payments of $312,625. At inception, both the ROU asset and lease liability were recorded at $263,383. The option to renew was not considered in calculating the initial carrying values. As of March 31, 2026, both the ROU asset and lease liability were $242,870 (December 31, 2025 - $253,213). For the three months ended March 31, 2026, operating lease expense of $14,567 (2025 – $nil) was recognized in “Cost of sales” in the condensed interim consolidated statements of loss and comprehensive income (loss).

The following table summarizes expense and cash payments for operating leases during the periods noted:

	Three months ended March 31,
	2026	2025
Operating lease expense	$183,581	$-
Cash paid for rents with terms less than 1 year	$16,850	$22,160
Cash paid for operating lease liability	$97,041	$-

The following table contains the weighted average remaining lease term and discount rate for operating leases as of the end of the period:

As of March 31, 2026
Remaining lease term – Panama operating lease	8.5 years
Remaining lease term – Mendota, IL operating leases	4.5 years
Discount rate - operating leases	7.0%

The table below presents a maturity analysis of the future minimum lease payments for operating leases as of March 31, 2026:

Twelve months ending December 31,	Total
Remainder of 2026	$482,597
2027	787,376
2028	813,094
2029	753,349
2030	672,417
Thereafter	1,677,458
Total operating lease payments	5,186,291
Less: discount on lease liability	(988,504)
Total operating lease liability	4,197,787
Less: current portion of operating lease liability	(466,972)
Non-current operating lease liability	$3,730,815

4. ACCOUNTS RECEIVABLE

	March 31, 2026	December 31, 2025

Accounts receivable	$13,679,635	$12,910,754
Allowances for doubtful accounts	(289,247)	(288,853)
	$13,390,388	$12,621,901

5. INVENTORIES

	March 31, 2026	December 31, 2025

Completed goods	$2,358,839	$2,090,720
Works in progress	194,792	231,407
Raw materials and supplies	9,968,725	8,219,510
	$12,522,356	$10,541,637

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	March 31, 2026	Accumulated	March 31, 2026
	Cost	Depreciation	Net
Buildings and improvements	$11,219,850	$5,039,730	$6,180,120
Automobiles	173,659	97,956	75,703
Office equipment	148,702	121,732	26,970
Manufacturing equipment	19,719,651	8,395,110	11,324,541
Land	299,027	—	299,027
Technology	98,005	98,005	—
	$31,658,894	$13,752,533	$17,906,361

	December 31, 2025	Accumulated	December 31, 2025
	Cost	Depreciation	Net
Buildings and improvements	$11,087,175	$4,904,582	$6,182,593
Automobiles	190,933	108,304	82,629
Office equipment	133,990	121,386	12,604
Manufacturing equipment	17,636,508	8,071,269	9,565,239
Land	299,027	—	299,027
Technology	99,671	99,671	—
	$29,447,304	$13,305,212	$16,142,092

Amount of depreciation expense for three months ended March 31, 2026 was: $469,495 (2025 - $425,198) and is included in cost of sales in the condensed interim consolidated statements of operations and comprehensive income (loss).

In late 2025, management committed to a plan to sell the 14,000 sq. ft. former manufacturing facility located in Mendota, IL. As of March 31, 2026 and December 31, 2025, the carrying value of the property has been reclassified to Property Held for Sale on the consolidated balance sheet at its estimated net realizable value of $425,000.

7. INVESTMENTS

The Company’s investments at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025

Investments, at cost:
Trio Opportunity Corp., 47,000 non-voting Class B shares	$470,000	$470,000
Investment, equity method:
Florida-based LLC	1,530,236	1,584,324
Total	$2,000,236	$2,054,324

In January 2019, the Company invested in a Florida based LLC that is engaged in international sales of fertilizer additives. According to the operating agreement, the Company had a 50% interest in the profit and loss of the Florida based LLC but did not have control. In August 2024, the Company sold a 30.1% interest in the Florida based LLC to a third party for consideration of $2,000,000. In addition, the Company entered into a subsequent agreement for the sale of its remaining 19.9% interest over the next five years for an additional $4,000,000. Starting in 2025, the Company will sell a further 3.98% per year upon receipt of that year’s $800,000 payment. In December 2025, the purchaser advised that there would be a delay in funding the 2025 tranche and that they would pay the $100,000 penalty in January 2026. This payment was made by the Florida based LLC, and not the third party, and was applied to the outstanding Accounts Receivable due from the Florida based LLC. At March 31, 2026, the Company continues to account for this investment using the equity investment as it exercises significant influence.

A summary of the activity associated with the Company’s investment in the Florida based LLC during the three months ended March 31, 2026 and the year ended December 31, 2025 is follows:

Balance, December 31, 2024 – 19.9% interest	$1,454,381
Company’s proportionate share of earnings	129,943
Balance, December 31, 2025 – 19.9% interest	$1,584,324
Company’s proportionate share of loss	(54,088)
Balance, March 31, 2026 – 19.9% interest	$1,530,236

Summarized profit and loss information related to the Florida based LLC is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025

Net sales	$1,620,695	$3,443,030
Gross profit	$323,949	$1,094,892
Net income (loss)	$(271,797)	$321,229

During the three months ended March 31, 2026, the Company had sales of $498,418 (2025 - $1,856,395) to the Florida based LLC. At March 31, 2026, the Florida based LLC had a balance of $592,188 included within Accounts Receivable (December 31, 2025 - $980,638).

8. SHORT TERM LINES OF CREDIT

(a) In June 2025, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,500,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at March 31, 2026 is 6.75% (December 31, 2025 – 6.75%).

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

The balance outstanding under this revolving line as of March 31, 2026 was $3,812,187 (December 31, 2025 - $2,092,097).

(b) In August 2025, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at March 31, 2026 is 6.75% (December 31, 2025 – 6.75%).

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

The balance outstanding under this revolving line as of March 31, 2026 was $984,257 (December 31, 2025 - $56,289).

9. LONG TERM DEBT

Long term debt, all of which is with StockYards Bank and Trust, at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
ENP Mendota, 10-year mortgage, 5 year fixed index plus 4.50% interest (7.18%) monthly payments through to January 2030, collateralized by real property and all rents on said property	$343,714	$351,377
ENP Peru, 10-year mortgage, 7.18% interest, monthly principal and interest payments through January 2030, collateralized by real property (1st mortgage)	2,579,168	2,595,681
ENP Peru, 10-year mortgage, 5.4% interest, monthly principal payments plus interest through June 2032, collateralized by real property (2nd mortgage)	235,556	237,317
NanoChem, 5-year note payable, 7.0% interest, monthly principal payments plus interest through August 2029, collateralized by manufacturing equipment	1,181,586	1,257,285
Long-term debt	4,340,024	4,441,660
Less: current portion	(414,205)	(396,961)
	$3,925,819	$4,044,699

The following table summarizes the scheduled annual future principal payments as of March 31, 2026:

Year Ended December 31,	Principal Amount Due
Remainder of 2026	$313,972
2027	443,446
2028	472,599
2029	375,772
2030	2,254,887
Thereafter	479,348
Total	$4,340,024

10. STOCK BASED COMPENSATION

During the three months ended March 31, 2026 and 2025, the Company recognized stock based compensation associated with stock options as follows:

	March 31, 2026	March 31, 2025
Line item on the statement of operations and comprehensive income (loss):
Wages, administrative salaries and benefits	$87,443	$79,740
Professional fees	22,330	18,180
	$109,773	$97,920

The following table summarizes the Company’s stock option activities for the three months ended March 31, 2026 and the full year ended December 31, 2025:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2024	1,850,000	$2.00 – 4.05	$2.68
Granted	66,000	$7.00	$7.00
Cancelled or expired	(5,000)	$2.00 – 3.61	$2.84
Exercised	(212,000)	$2.00 – 3.61	$2.80
Balance, December 31, 2025	1,699,000	$2.00 – 7.00	$2.83
Exercised	(15,000)	$2.44 – 4.05	$3.35
Balance, March 31, 2026	1,684,000	$2.00 – 7.00	$2.84
Exercisable, March 31, 2026	1,068,000	$2.00 – 7.00	$2.75

During the three months ended March 31, 2026 and 2025, the Company did not grant any stock based compensation to employees or consultants.

As of March 31, 2026, the weighted-average remaining contractual life of outstanding and exercisable options is 2.5 years and 2.3 years, respectively. As of March 31, 2026, there was approximately $302,111 of compensation expense related to non-vested options that is expected to be recognized over a weighted average period of 1.2 years.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2026 is $4,317,960 and $2,832,560, respectively. During the three months ended March 31, 2026, the intrinsic value of stock options exercised was $49,000 (2025 - $419,350).

During the year ended December 31, 2025, the Company granted 50,000 shares as a stock award. The total fair value of the stock award was $350,000 with 10,000 shares vested upon issuance and 10,000 shares vest on each anniversary date through 2029. As of March 31, 2026, there was approximately $217,440 of compensation related to the 40,000 non-vested shares of the stock award that is expected to be recognized through 2029.

11. CAPITAL STOCK

During the three months ended March 31, 2026, 15,000 shares were issued upon the exercise of stock options (2025 – 132,000).

12. NON-CONTROLLING INTERESTS

(a) ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota is a LLC that leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these condensed interim consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the TPA segment. See Note 13.

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

Balance, December 31, 2024	$3,270,514
Distribution	(841,708)
Non-controlling interest share of income	1,425,782
Balance, December 31, 2025	3,854,588
Non-controlling interest share of loss	(41,937)
Balance, March 31, 2026	$3,812,651

During the three months ended March 31, 2026, the Company had sales of $895,953 (2025 - $830,483) to NCI. At March 31, 2026, the NCI had a balance of $7,554,641 included within Accounts Receivable (December 31, 2025 – $6,652,611).

b) 317 Mendota was a LLC that owned real estate that the Company occupied part of while the excess was rented out. In October 2025, the Company sold the building but continues to rent from the new owner (see Note 3). 317 Mendota was dissolved in March 2026. In connection with the dissolution, the Company received $72,953 in cash. The transaction was accounted for as an equity transaction, with the Company’s share recorded as capital in excess of par value; no gain or loss was recognized in the consolidated statements of operations. The Company owned an 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owned the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota were consolidated into these financial statements. The 317 NCI’s ownership interest in 317 Mendota was recorded in non-controlling interests in these condensed interim consolidated financial statements. The non-controlling interest represented 317 NCI’s interest in the earnings and equity of 317 Mendota.

Balance, December 31, 2024	$63,540
Distribution	(150,000)
Non-controlling interest share of income	155,119
Balance, December 31, 2025	68,659
Distribution	(68,659)
Balance, March 31, 2026	$-

13. SEGMENTED DISCLOSURE, SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

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

Three months ended March 31, 2026:

	EWCP	BCPA	Other (1)	Consolidated
Product Sales	$104,573	$8,192,424	$-	$8,296,997
Cost of sales	66,478	6,341,213	-	6,407,691
Gross profit	38,095	1,851,211	-	1,889,306
Wages, administrative salaries and benefits	32,968	994,118	-	1,027,086
Selling, general, and administrative	18,147	679,676	64,534	762,357
Other segment items (2)	0	213,947	(28,119)	185,828
Operating loss	(13,020)	(36,530)	(36,415)	(85,965)
Interest expense	-	134,069	-	134,069
Depreciation and amortization (included in COGS)	2,928	506,567	-	509,495
Capital expenditures	-	2,233,765	-	2,233,765
Assets at March 31, 2026 (3)	1,570,655	61,075,433	1,285,475	63,931,563

Three months ended March 31, 2025:

	EWCP	BCPA	Other (1)	Consolidated
Sales	$40,185	$7,433,507	$-	$7,473,692
Cost of sales	49,797	5,472,331	-	5,522,128
Gross profit (loss)	(9,612)	1,961,176	-	1,951,564
Wages, administrative salaries and benefits	17,593	877,644	-	895,237
Selling, general, and administrative	27,265	685,859	42,926	756,050
Other segment items (2)	6,000	235,033	128,401	369,434
Operating income (loss)	(60,470)	162,640	(171,327)	(69,157)
Interest expense	-	198,019	-	198,019
Depreciation and amortization (included in COGS)	3,206	461,992	-	465,198
Capital expenditures	-	354,121	-	354,121
Assets at December 31, 2025 (3)	2,097,454	58,533,323	1,201,602	61,832,379

(1)	Other is not considered an operating segment and includes expenses and income not identifiable to an operating segment and is not included in operating segment results

(2)	Other segment items for each reportable segment includes items such as professional fees and research and development.

(3)	Segment assets include cash, term deposits, accounts receivable, inventory, prepaid expenses, property held for sale, property, equipment and leaseholds, right of use assets, intangible assets, long-term deposits, investments and goodwill.

Sales by territory are shown below:

	Three months ended March 31, 2026	Three months ended March 31, 2025

Canada	$88,292	$288,094
United States and abroad	8,208,705	7,185,598
Total	$8,296,997	$7,473,692

The Company’s long-lived assets (property, equipment and leaseholds, right of use assets, intangibles, and goodwill) by territory as follows:

	March 31, 2026	December 31, 2025

Canada	$103,729	$108,423
United States and abroad	25,935,459	24,318,631
Total	$26,039,188	$24,427,054

Three primary customers accounted for $4,639,124 (56%) of sales during the three-month period ended March 31, 2026 (2025 - $3,665,235 or 49%).

14. SUBSEQUENT EVENTS

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

Material changes in the Company’s Statement of Operations for three months ended March 31, 2026 compared to the same period in the prior year are discussed below:

Three Months ended March 31, 2026

Item	Increase (I) or Decrease (D)	Reason

Sales
EWCP products	I	Increased customer orders.

TPA products	I	Increased customer orders.
Gross profit as a percentage of sales	D	Increased costs associated with scaling up new products and a new manufacturing location along with an increase in sales of lower margins products in 2026 over 2025.

Professional fees	D	Q1 2025 included audit fees relative to the 2024 audit that were underaccrued.

Wages, administrative salaries and benefits	I	Increase in employees in the TPA division.

Income on investment	D	The investee in which the Company applies the equity method, had a net loss for the period as opposed to net income as in prior year.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Interest income	D	Decrease in term deposits held.

Income tax expense	D	The BPCA division recorded an operating loss in Q1 2026 which resulted in lower income taxes assessed than what was recorded in Q1 2025.

Three primary customers accounted for 56% of the Company’s sales during the three months ended March 31, 2026 (2025 - 49%). The amount of revenue (all from the sale of TPA products) attributable to each customer is shown below.

	Three Months Ended March 31,
	2026		2025

Company A	$895,953		$830,483
Company B	$498,418	*	$1,856,395
Company C	$1,163,662		$978,357
Company D	$2,579,509		$-	*

*not a primary customer in that period

Customers with balances greater than 10% of our receivables as of March 31, 2026 and December 31, 2025 are shown below:

	March 31, 2026		December 31, 2025

Company A	$7,554,641		$6,652,611
Company D	$1,015,838	*	$1,866,972

*less than 10% at period end

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	new tariffs relating to raw materials imported from China.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2026 and 2025 are shown below:

	2026	2025

Cash used in operating activities	(1,818,177)	(544,294)
Maturities of term deposits	733,340	1,019,760
Purchase of property, equipment and leaseholds	(2,233,765)	(354,121)
Proceeds of short-term lines of credit, net	2,648,058	1,938,670
Repayment of long term debt	(101,636)	(616,343)
Distributions to non-controlling interest	(68,659)	-
Distribution received upon dissolution of subsidiary	72,953	-
Proceeds from shares issued upon exercise of stock options	50,200	381,690
Effect of exchange rate changes on cash	(86,283)	188,840

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of March 31, 2026, working capital was $20,878,345 (December 31, 2025 - $22,173,434) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company does not anticipate any capital requirements for the twelve months ending March 31, 2027.

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

There have been no significant changes to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective. In 2026, the Company will implement new procedures to improve its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

At December 31, 2025, management identified material weaknesses in our internal control over financial reporting (“ICFR”) related to a material adjustment identified during the audit process indicating that controls over the financial statement close and review process were not operating effectively to prevent or detect misstatements on a timely basis. Because of the material weaknesses described above, we implemented new procedures to improve our financial statement close and review process during the quarter ended March 31, 2026. Remediation is in progress and is anticipated to be fully in place by the fourth quarter of 2026.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2026

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

May 15, 2026

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

