Form 10-Q
period 2026-06-30
FLEXIBLE SOLUTIONS INTERNATIONAL INC
filed 2026-08-14
CIK 1069394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

Class of Stock	No. Shares Outstanding	Date
Common	12,772,498	August 14, 2026

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. Dollars - Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current
Cash	$7,197,785	$6,625,748
Term deposits (Note 2)	652,810	1,386,150
Accounts receivable, net (Note 4)	4,440,720	12,621,901
Inventories (Note 5)	15,094,292	10,541,637
Prepaid expenses and deposits	706,009	1,326,637
Property held for sale	425,000	425,000
Investments (Note 7)	470,000	-
Total current assets	28,986,616	32,927,073
Property, equipment and leaseholds, net (Note 6)	18,106,665	16,142,092
Right of use assets, net (Note 3)	3,565,221	3,790,687
Investments (Note 7)	-	2,054,324
Intangible assets	3,736,578	1,960,000
Long term deposits	2,037,018	2,423,928
Goodwill	2,534,275	2,534,275
Total Assets	$58,966,373	$61,832,379

Liabilities
Current
Accounts payable	$3,069,171	$2,221,411
Accrued liabilities	204,766	501,175
Deferred revenue	77,941	124,944
Income taxes payable	4,349,687	5,061,317
Short term lines of credit (Note 8)	1,685,902	2,148,386
Current portion of lease liabilities (Note 3)	478,019	299,445
Current portion of long-term debt (Note 9)	429,685	396,961
Total current liabilities	10,295,171	10,753,639
Right of use liabilities, net (Note 3)	3,692,977	3,923,938
Deferred income tax liability	277,417	277,417
Long term debt (Note 9)	3,813,553	4,044,699
Total Liabilities	18,079,118	18,999,693
Commitments and Contingencies (Notes 8 and 9)

Stockholders’ Equity
Capital stock (Note 11)
Authorized: 50,000,000 common shares with a par value of $0.001 each; 1,000,000 preferred shares with a par value of $0.01 each Issued and outstanding: 12,767,498 (December 31, 2025: 12,722,498) common shares	12,768	12,723
Capital in excess of par value	20,294,689	19,895,935
Accumulated other comprehensive loss	(474,570)	(347,887)
Accumulated earnings	17,194,281	19,348,668
Total stockholders’ equity – Flexible Solutions International Inc.	37,027,168	38,909,439
Non-controlling interests (Note 12)	3,860,087	3,923,247
Total Stockholders’ Equity	40,887,255	42,832,686
Total Liabilities and Stockholders’ Equity	$58,966,373	$61,832,379

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Three Months Ended June 30,
	2026	2025
Sales
Products	$7,610,148	$8,867,132
Research and development services (Note 2)	-	2,500,000
Total sales	7,610,148	11,367,132
Cost of sales	7,897,914	5,981,866
Gross profit (loss)	(287,766)	5,385,266
Operating expenses
Professional fees	298,358	191,970
Research and development	107,940	167,247
Selling, general, and administrative	532,599	834,145
Wages, administrative salaries and benefits	994,443	894,790
Total operating expenses	1,933,340	2,088,152
Operating profit (loss)	(2,221,106)	3,297,114
Non-operating income (expense)
(Loss) income from investments (Note 7)	-	21,735
Interest expense	(128,612)	(184,126)
Interest income	9,790	26,667
Total non-operating expense	(118,822)	(135,724)
Income (loss) before income tax	(2,339,928)	3,161,390
Income taxes
Current income tax benefit (expense)	474,397	(1,016,156)
Net income (loss)	(1,865,531)	2,145,234
Net income attributable to non-controlling interests	(47,436)	(116,322)
Net income (loss) attributable to Flexible Solutions International Inc.	$(1,912,967)	$2,028,912

Net income (loss) per share (basic)	$(0.15)	$0.16
Net income (loss) per share (diluted)	$(0.15)	$0.15
Weighted average number of common shares (basic)	12,744,311	12,647,532
Weighted average number of common shares (diluted)	12,744,311	13,267,333

Other comprehensive income (loss):
Net income (loss)	$(1,865,531)	$2,145,234
Unrealized gain (loss) on foreign currency translations	(40,400)	80,514
Total comprehensive income (loss)	(1,905,931)	2,225,748
Comprehensive income – non-controlling interests	(47,436)	(116,322)
Comprehensive income (loss) attributable to Flexible Solutions International Inc.	$(1,953,367)	$2,109,426

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2026	2025
Sales
Products	$15,907,145	$16,340,824
Research and development services (Note 2)	-	2,500,000
Total sales	15,907,145	18,840,824
Cost of sales	14,305,605	11,503,994
Gross profit	1,601,540	7,336,830
Operating expenses
Professional fees	367,653	454,603
Research and development	224,473	274,048
Selling, general, and administrative	1,294,956	1,590,195
Wages, administrative salaries and benefits	2,021,529	1,790,027
Total operating expenses	3,908,611	4,108,873
Operating profit (loss)	(2,307,071)	3,227,957
Non-operating income (expense)
(Loss) income from investments (Note 7)	(54,088)	85,660
Interest expense	(262,681)	(382,145)
Interest income	47,236	76,240
Total non-operating expense	(269,533)	(220,245)
Income (loss) before income tax	(2,576,604)	3,007,712
Income taxes
Current income tax benefit (expense)	427,716	(1,126,519)
Net income (loss)	(2,148,888)	1,881,193
Net income attributable to non-controlling interests	(5,499)	(130,015)
Net income (loss) attributable to Flexible Solutions International Inc.	$(2,154,387)	$1,751,178

Net income (loss) per share (basic)	$(0.17)	$0.14
Net income (loss) per share (diluted)	$(0.17)	$0.13
Weighted average number of common shares (basic)	12,736,559	12,617,808
Weighted average number of common shares (diluted)	12,736,559	13,382,735

Other comprehensive income (loss):
Net income (loss)	$(2,148,888)	$1,881,193
Unrealized gain (loss) on foreign currency translations	(126,683)	269,354
Total comprehensive income (loss)	(2,275,571)	2,150,547
Comprehensive income – non-controlling interests	(5,499)	(130,015)
Comprehensive income (loss) attributable to Flexible Solutions International Inc.	$(2,281,070)	$2,020,532

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars — Unaudited)

	Six Months Ended June 30,
	2026	2025

Operating activities
Net income (loss) for the period	$(2,148,888)	$1,881,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	219,546	195,840
Depreciation and amortization	1,072,424	960,093
Non cash operating lease expense	173,079	-
Loss (income) from investments	54,088	(85,660)
(Gain) loss on sale of automobiles	22,560	-

Changes in operating assets and liabilities:
Accounts receivable	7,854,839	3,097,017
Inventories	(4,552,655)	(444,706)
Prepaid expenses and deposits	620,628	798,654
Long term deposits	386,910	(1,292,464)
Accounts payable	847,760	(331,512)
Accrued liabilities	(296,409)	(194,872)
Deferred revenue	(47,003)	(40,455)
Income taxes payable	(711,630)	195,509

Cash provided by operating activities	3,495,249	4,738,637

Investing activities
Maturities of term deposits, net	733,340	1,014,766
Purchase of property, equipment and leaseholds	(2,979,557)	(1,331,042)

Cash used in investing activities	(2,246,217)	(316,276)

Financing activities
Repayment of short-term lines of credit, net	(462,484)	(1,342,067)
Repayment of long-term debt	(198,422)	(1,234,489)
Dividends paid	-	(1,274,753)
Distribution to non-controlling interest	(68,659)	(252,169)
Distribution received upon dissolution of subsidiary	72,953	-
Proceeds from shares issued upon exercise of stock options	106,300	393,890

Cash used by financing activities	(550,312)	(3,709,588)

Effect of exchange rate changes on cash	(126,683)	269,354

Increase (decrease) in cash	572,037	982,127
Cash, beginning of year	6,625,748	7,631,055

Cash, end of period	$7,197,785	$8,613,182

Supplemental schedule of non-cash financing and investing activities
Equity investment carrying amount transferred to intangible asset on settlement	$1,530,236	$-
Equity Investment accounts receivable amount transferred to intangible asset on settlement	$326,342	$-

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

FLEXIBLE SOLUTIONS INTERNATIONAL, INC.

CONDENSED INTERIM Consolidated Statements of Stockholders’ Equity

(U.S. Dollars – Unaudited)

	Shares	Capital Stock	Capital in Excess of Par Value	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total	Non- Controlling Interests	Total Stockholders’ Equity

Balance December 31, 2025	12,722,498	$12,723	$19,895,935	$19,348,668	$(347,887)	$38,909,439	$3,923,247	$42,832,686
Translation adjustment	—	—	—	—	(86,283)	(86,283)	—	(86,283)
Net income (loss)	—	—	—	(241,420)	—	(241,420)	(41,937)	(283,357)
Distribution to noncontrolling interest	—	—	—	—	—	—	(68,659)	(68,659)
Distribution received upon dissolution of subsidiary			72,953			72,953		72,953
Common stock issued upon exercise of options	15,000	15	50,185	—	—	50,200	—	50,200
Stock-based compensation	—	—	109,773	—	—	109,773	—	109,773

Balance March 31, 2026	12,737,498	$12,738	$20,128,846	$19,107,248	$(434,170)	$38,814,662	$3,812,651	$42,627,313
Translation adjustment	—	—	—	—	(40,400)	(40,400)	—	(40,400)
Net income (loss)	—	—	—	(1,912,967)	—	(1,912,967)	47,436	(1,865,531)
Common stock issued upon exercise of options	20,000	20	56,080	—	—	56,100	—	56,100
Stock awards distributed	10,000	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	109,773	—	—	109,773	—	109,773
Balance, June 30, 2026	12,767,498	12,768	20,294,689	17,194,281	(474,570)	37,027,168	3,860,087	40,887,255

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

— See Notes to Unaudited Condensed Interim Consolidated Financial Statements —

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026

(U.S. Dollars - Unaudited)

1. BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements include the accounts of Flexible Solutions International, Inc. (the “Company”), its wholly-owned subsidiaries Flexible Fermentation Ltd., NanoChem Solutions Inc. (“NanoChem”), Flexible Solutions Ltd., Flexible Biomass LP, FS Biomass Inc., NCS Deferred Corp., Natural Chem SEZC Ltd. (“Natural Chem”), Pana Chem Solutions Inc. (“Pana Chem”), InnFlex Holdings Inc., ENP Peru Investments LLC (“ENP Peru”), its 65% controlling interest in ENP Investments, LLC (“ENP Investments”) and ENP Mendota, LLC (“ENP Mendota”) and its former 80% controlling interest in 317 Mendota LLC (“317 Mendota”) that was dissolved in March 2026 (see Note 12). All inter-company balances and transactions have been eliminated upon consolidation. The Company was incorporated on May 12, 1998 in the State of Nevada and in 2019 the Company redomiciled into Alberta, Canada.

In 2023, the Company purchased an 80% interest in 317 Mendota, a newly incorporated company established to purchase a large manufacturing building. The remaining 20% non-controlling interest was held by unrelated parties. The manufacturing building was sold in October 2025 and ENP Investments leases space in building from the new owner (see Note 3).

The Company has two divisions. The first is Specialty Chemicals (“SPCH”), SPCH develops, manufactures and markets specialty chemicals which slow the evaporation of water. One product, HEATSAVR®, is marketed for use in swimming pools and spas where its use, by slowing the evaporation of water, allows the water to retain a higher temperature for a longer period of time and thereby reduces the energy required to maintain the desired temperature of the water in the pool. Another product, WATERSAVR®, is marketed for water conservation in irrigation canals, aquaculture, and reservoirs where its use slows water loss due to evaporation. In addition to the water conservation products (“EWCP”), the Company also manufactures and markets water-soluble chemicals utilizing thermal polyaspartate biopolymers (hereinafter referred to as “TPAs”), which are beta-proteins manufactured from the common biological amino acid, L-aspartic. TPAs can be formulated to prevent corrosion and scaling in water piping within the petroleum, chemical, utility and mining industries. TPAs are also used as proteins to enhance fertilizers in improving crop yields and can be used as additives for household laundry detergents, consumer care products and pesticides. The SPCH division also manufactures two nitrogen conservation products for agriculture that slows nitrogen loss from fields and has installed custom equipment for production of food and nutritional materials. All the ingredients the Company produces are custom products for specific clients and are confidential. The Company anticipates that this market vertical will grow over time. The SPCH division recognizes research and development income from time to time.

The second division is food grade products and ingredients (“FGPI”) that the Company manufactures for specific clients and are confidential.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed interim consolidated financial statements have been prepared on a historical cost basis, except where otherwise noted, in accordance with accounting principles generally accepted in the United States.

In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations and cash flows for the six months then ended. The consolidated balance sheet as of December 31, 2025 is derived from the December 31, 2025 audited financial statements. The unaudited condensed interim consolidated financial statements do not include all disclosures required of annual consolidated financial statements and, accordingly, should be read in conjunction with our annual financial statements for the year ended December 31, 2025. Operating results for the six months ended June 30, 2026 may not be indicative of results expected for the full year ending December 31, 2026.

The Company recorded an income tax benefit for the six months ended June 30, 2026. The estimated effective tax rate for the period differs from the U.S. federal statutory rate primarily due to a full valuation allowance against the net deferred tax assets of the Company’s Canadian and Panamanian operations, partially offset by the accrual of interest and penalties on unfiled U.S. federal and state tax returns. The uncertain tax position underlying these returns was resolved during the year ended December 31, 2025; however, interest and penalties continue to accrue until the returns are filed, and these amounts are recognized as a component of income tax expense.

(a) Term Deposits.

Term deposits with original maturities greater than three months but less than one year are classified as current assets and carried at amortized cost, which approximates fair value. Interest income is recognized on the accrual basis.

At June 30, 2026, the Company had two term deposits that are maintained by commercial banks. The first term deposit is for $322,752 and matures in February 2027. This deposit pays 3% interest and, if withdrawn before maturity, a penalty may be applied. The second term deposit is for $330,058, matures in August 2026 and pays interest at a rate of 3%. If withdrawn before maturity, a penalty may be applied. A third term deposit for $761,074, matured in March 2026 and was not renewed.

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

The Company accounts for shipping and handling activities as fulfillment costs and shipping and handling charges included in the unaudited condensed interim consolidated statements of operations and comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Shipping income in product sales	$90,374	$134,164	$199,173	$210,230
Shipping costs in cost of sales	$220,514	$210,839	$383,976	$369,607

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

Excluding research and development services revenue that is listed separately, total revenue for the Company’s primary customers that have over 10% of sales in each period is as follows:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025

Revenue for primary customers with sales over 10% in each period
Company A - SPCH (Note 12)		$1,254,011		$1,094,243		$2,149,964		$1,924,726
Company B - SPCH	$	*		$2,072,180	$	*		$3,928,575
Company C - SPCH		$822,480	$	*		$1,986,142		$1,819,093
Company D - FGPI		$2,068,794	$	*		$4,648,303	$	*
Total revenue for primary customers with sales over 10% in each period		$4,145,285		$3,166,423		$8,784,409		$7,672,394
Total revenue for primary customers with sales over 10% in each period as a percentage of sales		54%		36%		55%		47%
Research and development services		$-		$2,500,000 **		$-		$2,500,000 **
Research and development services as a percentage of sales		-		22%		-		13%

*	customer sales did not reach 10% in that period
**	Research and development services sales are not included in product sales

Total accounts receivable for the Company’s product customers with balances over 10% of accounts receivable at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Accounts receivable of customers with balances over 10%	$1,623,723 (37)%	$8,519,584 (67)%
Customers with balances over 10%	Customers C, D and E	Customers A and D

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

(e) Recent Accounting Pronouncements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on its unaudited condensed interim consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. LEASES

Panama Operating Lease

In 2024, the Company executed a contract to lease 37,500 sq. ft for manufacturing space with a lease term of 122 months with the option to renew the lease for a further 36 months at the end and total payments during the term, starting at $31,324 per month with a 3% increase each year, or $3,461,568 in total. The Company recorded the present value of the lease payments over the term as a lease liability and a right of use asset (“ROU”). The Company’s incremental borrowing rate of 7% was used as the discount rate since the rate implicit in the lease was not readily determinable.

The lease liability related to this operating lease, which represents the present value of the lease payments, and the corresponding ROU asset were both $2,341,339 at inception of the lease. As of June 30, 2026, the ROU asset was $2,023,008 (December 31, 2025 - $2,111,027) and the lease liability was $2,628,783 (December 31, 2025 - $2,543,723). During the three and six months ended June 30, 2026, the Company recognized $nil (2025 - $nil) and $86,539 (2025 – $nil) of lease expenses related to this lease in “Selling, general and administrative” in the unaudited condensed interim consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2026, the Company recognized $86,539 (2025 – nil) of lease expense related to this lease in “Cost of sales” in the unaudited condensed interim consolidated statements of operations and comprehensive income (loss). There were no payments made or expense recorded for this lease in 2024. The Company is waiting for final requirements to be met by the lessor before starting to pay rent. At December 31, 2025 and June 30, 2026, the difference between the ROU asset and lease liability is attributable to the timing of the commencement of rent payments.

Mendota, Illinois Operating Leases

In October 2025, in connection with the sale of a building previously occupied by the Company’s subsidiary ENP Investments, ENP Investments entered into operating leases with the new owner for a total of 125,500 square feet of manufacturing and office space, comprised of two lease sections. The Company’s incremental borrowing rate of 7% was used as the discount rate for both leases as the implicit rate was not readily determinable.

Section A (110,000 sq. ft.): Initial term of 60 months with an option to renew. Monthly base rent begins at $27,492 and escalates at approximately 3.6% annually, for total undiscounted payments of $1,771,552. At inception, both the ROU asset and lease liability were recorded at $1,483,227. The option to renew was not considered in calculating the initial carrying values. As of June 30, 2026, both the ROU asset and lease liability were $1,309,862 (December 31, 2025 - $1,426,447). For the six months ended June 30, 2026, operating lease expense of $164,949 (2025 – $nil) was recognized in “Cost of sales” in the unaudited condensed interim consolidated statements of operations and comprehensive income (loss).

Section B (15,500 sq. ft.): Initial term of 60 months with an option to renew. Monthly base rent begins at $4,856 and escalates at approximately 3.6% annually, for total undiscounted payments of $312,625. At inception, both the ROU asset and lease liability were recorded at $263,383. The option to renew was not considered in calculating the initial carrying values. As of June 30, 2026, both the ROU asset and lease liability were $232,351 (December 31, 2025 - $253,213). For the six months ended June 30, 2026, operating lease expense of $29,134 (2025 – $nil) was recognized in “Cost of sales” in the unaudited condensed interim consolidated statements of operations and comprehensive income (loss).

The following table summarizes expense and cash payments for operating leases during the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Operating lease expense	$183,580	$-	$367,161	$-
Cash paid for rents with terms less than 1 year	$16,850	$31,108	$33,700	$53,268
Cash paid for operating lease liability	$97,043	-	$194,084	$-

The following table contains the weighted average remaining lease term and discount rate for operating leases as of the end of the period:

As of June 30, 2026
Remaining lease term – Panama operating lease	8.25 years
Remaining lease term – Mendota, IL operating leases	4.25 years
Discount rate - operating leases	7.0%

The table below presents a maturity analysis of the future minimum lease payments for operating leases as of June 30, 2026:

Twelve months ending December 31,	Total
Remainder of 2026	$210,817
2027	787,376
2028	813,094
2029	839,468
2030	751,668
Thereafter	1,677,458
Total operating lease payments	5,079,881
Less: discount on lease liability	(908,885)
Total operating lease liability	4,170,996
Less: current portion of operating lease liability	(478,019)
Non-current operating lease liability	$3,692,977

4. ACCOUNTS RECEIVABLE

	June 30, 2026	December 31, 2025

Accounts receivable	$4,729,254	$12,910,754
Allowances for doubtful accounts	(288,534)	(288,853)
	$4,440,720	$12,621,901

5. INVENTORIES

	June 30, 2026	December 31, 2025

Completed goods	$3,687,639	$2,090,720
Works in progress	371,252	231,407
Raw materials and supplies	11,035,401	8,219,510
	$15,094,292	$10,541,637

6. PROPERTY, EQUIPMENT AND LEASEHOLDS

	June 30, 2026	Accumulated	June 30, 2026
	Cost	Depreciation	Net
Buildings and improvements	$10,999,819	$5,318,893	$5,680,926
Automobiles	178,938	25,119	153,819
Office equipment	155,150	122,126	33,024
Manufacturing equipment	20,761,465	8,821,596	11,939,869
Land	299,027	—	299,027
Technology	96,133	96,133	—
	$32,490,532	$14,383,867	$18,106,665

	December 31, 2025	Accumulated	December 31, 2025
	Cost	Depreciation	Net
Buildings and improvements	$11,087,175	$4,904,582	$6,182,593
Automobiles	190,933	108,304	82,629
Office equipment	133,990	121,386	12,604
Manufacturing equipment	17,636,508	8,071,269	9,565,239
Land	299,027	—	299,027
Technology	99,671	99,671	—
	$29,447,304	$13,305,212	$16,142,092

Amount of depreciation expense for the three months ended June 30, 2026 was $522,929 (2025 – $454,895); the amount of depreciation expense for the six months ended June 30, 2026 was $992,424 (2025 - $880,093) and is included in cost of sales in the unaudited condensed interim consolidated statements of operations and comprehensive income (loss).

In late 2025, management committed to a plan to sell the 14,000 sq. ft. former manufacturing facility located in Mendota, IL. As of June 30, 2026 and December 31, 2025, the carrying value of the property has been reclassified to Property Held for Sale on the unaudited condensed interim consolidated balance sheet at its estimated net realizable value of $425,000.

7. INVESTMENTS

The Company’s investments at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025

Investments, at cost:
Trio Opportunity Corp., 47,000 non-voting Class B shares	$470,000	$470,000
Investment, equity method:
Florida-based LLC	-	1,584,324
Total	$470,000	$2,054,324

The Company previously held a 19.9% membership interest in a Florida based LLC, a limited liability company engaged in international sales of fertilizer additives, accounted for under the equity method through March 31, 2026. The Company, through its subsidiaries NanoChem Solutions Inc. and NaturalChem, also held trade receivables due from Florida based LLC arising under a manufacturing and supply agreement.

Effective June 26, 2026, the Company (through its subsidiaries InnFlex Holdings, Inc., NanoChem Solutions Inc. and NaturalChem) entered into a Global Settlement Agreement and Mutual Release (the “Settlement”) with Florida based LLC and its affiliates that resolved litigation the Company had filed in April 2026 and terminated the parties’ commercial and ownership arrangements. Under the Settlement the Company (i) surrendered its entire remaining 19.9% interest in Florida based LLC by redemption for no cash consideration, (ii) cancelled its remaining payment rights under the 2024 Membership Interest Purchase Agreement, (iii) settled and forgave the outstanding receivables owed by the Florida based LLC under the terminated supply agreement, and (iv) dismissed the litigation with prejudice. In exchange, the Company received a perpetual, exclusive, royalty-free license to certain marks and commercial rights to market and sell the licensed products within a defined territory comprising Mexico, Central America, South America and the Caribbean.

The territorial license received is an intangible asset. As of June 30, 2026, the Company had not completed a fair value assessment of the license; accordingly, the license was recorded at the carryover basis of the net assets surrendered, totaling $1,856,578, comprising the $1,530,236 carrying amount of the equity-method investment and $326,342 of forgiven receivables. No gain or loss was recognized on the exchange during the six month period ended June 30, 2026.

The Company is completing a fair value assessment of the license, which it expects to finalize in the third quarter of 2026. Completion of that assessment may result in an adjustment to the carrying amount of the intangible asset when the fair value is determined.

The following summarizes the activity in the Company’s investment in the Florida based LLC:

Investment in Florida based LLC (equity method)	Amount
Balance, December 31, 2025 — 19.9% interest	$1,584,324
Proportionate share of loss (through March 31, 2026)	(54,088)
Carrying amount transferred to intangible asset on settlement	(1,530,236)
Balance, June 30, 2026	$-

Summarized profit and loss information related to the Florida based LLC is as follows:

	Six months ended June 30, 2026	*	Six months ended June 30, 2025

Net sales	$1,620,695		$7,042,739
Gross profit	$323,949		$2,016,745
Net income (loss)	$(271,797)		$430,453

*	no further financial information was made available to the Company after March 31, 2026

During the three months ended June 30, 2026, the Company had sale of $139,115 (2025- $2,072,180) to the Florida based LLC. During the six months ended June 30, 2026, the Company had sales of $637,533 (2025 - $3,928,575) to the Florida based LLC. At June 30, 2026, the Florida based LLC had a balance of $nil included within Accounts Receivable (December 31, 2025 - $980,638).

8. SHORT TERM LINES OF CREDIT

(a) In June 2026, ENP Investments renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $5,000,000, or (ii) 50-80% of eligible domestic accounts receivable plus 50% of inventory, capped at $2,500,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at June 30, 2026 is 6.75% (December 31, 2025 – 6.75%).

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

The balance outstanding under this revolving line as of June 30, 2026 was $nil (December 31, 2025 - $2,092,097).

(b) In August 2025, the Company renewed the line of credit with Stock Yards Bank and Trust (“Stock Yards”). The revolving line of credit is for an aggregate amount of up to the lesser of (i) $2,000,000, or (ii) 80% of eligible domestic accounts receivable plus 50% of inventory, capped at $1,000,000. Interest on the unpaid principal balance of this loan will be calculated using the greater of prime or 4.0%. The interest rate at June 30, 2026 is 6.75% (December 31, 2025 – 6.75%). Renewal has been extended to November 2026.

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

The balance outstanding under this revolving line as of June 30, 2026 was $1,685,902 (December 31, 2025 - $56,289).

9. LONG TERM DEBT

Long term debt, all of which is with StockYards Bank and Trust, at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
ENP Mendota, 10-year mortgage, 5 year fixed index plus 4.50% interest (7.18%) monthly payments through to January 2030, collateralized by real property and all rents on said property	$341,017	$351,377
ENP Peru, 10-year mortgage, 7.18% interest, monthly principal and interest payments through January 2030, collateralized by real property (1st mortgage)	2,563,376	2,595,681
ENP Peru, 10-year mortgage, 5.4% interest, monthly principal payments plus interest through June 2032, collateralized by real property (2nd mortgage)	233,841	237,317
NanoChem, 5-year note payable, 7.0% interest, monthly principal payments plus interest through August 2029, collateralized by manufacturing equipment	1,105,004	1,257,285
Long-term debt	4,243,238	4,441,660
Less: current portion	(429,685)	(396,961)
	$3,813,553	$4,044,699

The following table summarizes the scheduled annual future principal payments as of June 30, 2026:

Year Ended December 31,	Principal Amount Due
Remainder of 2026	$211,105
2027	443,446
2028	472,599
2029	376,278
2030	2,260,364
Thereafter	479,446
Total	$4,243,238

10. STOCK BASED COMPENSATION

During the three and six months ended June 30, 2026 and 2025, the Company recognized stock based compensation associated with stock options and stock awards granted in prior periods as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Line item on the statement of operations and comprehensive income (loss):
Wages, administrative salaries and benefits	$87,443	$79,740	$174,886	$159,480
Professional fees	22,330	18,180	44,660	36,360
	$109,773	$97,920	$219,546	$195,840

The following table summarizes the Company’s stock option activities for the six months ended June 30, 2026 and the full year ended December 31, 2025:

	Number of shares	Exercise price per share	Weighted average exercise price

Balance, December 31, 2024	1,850,000	$2.00 – 4.05	$2.68
Granted	66,000	$7.00	$7.00
Cancelled or expired	(5,000)	$2.00 – 3.61	$2.84
Exercised	(212,000)	$2.00 – 3.61	$2.80
Balance, December 31, 2025	1,699,000	$2.00 – 7.00	$2.83
Cancelled or expired	(2,000)	$3.61	$3.61
Exercised	(35,000)	$2.44 – 4.05	$3.04
Balance, June 30, 2026	1,662,000	$2.00 – 7.00	$2.82
Exercisable, June 30, 2026	1,046,000	$2.00 – 4.05	$2.73

During the six months ended June 30, 2026 and 2025, the Company did not grant any stock based compensation to employees or consultants.

As of June 30, 2026, the weighted-average remaining contractual life of outstanding and exercisable options is 2.3 years and 2.1 years, respectively. As of June 30, 2026, there was approximately $223,618 of compensation expense related to non-vested options that is expected to be recognized over a weighted average period of 1.0 years.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2026 is $6,356,600 and $4,095,040, respectively. During the six months ended June 30, 2026, the intrinsic value of stock options exercised was $117,000 (2025 - $428,925).

During the year ended December 31, 2025, the Company granted 50,000 shares as a stock award. The total fair value of the stock award was $350,000 with 10,000 shares vested upon issuance and 10,000 shares vest on each anniversary date through 2029. The Company distributed 10,000 shares in the three and six months ended June 30, 2026 (2025 – nil). As of June 30, 2026, there was approximately $186,160 of compensation related to the 40,000 non-vested shares of the stock award that is expected to be recognized through 2029.

11. CAPITAL STOCK

During the six months ended June 30, 2026, 35,000 shares were issued upon the exercise of stock options (2025 – 137,000).

During the six months ended June 30, 2026, 10,000 shares were issued for the 2025 stock award grant.

In the six months ended June 30, 2025, the Company declared a $0.10 special dividend payable on May 28, 2025 to shareholders of record on May 19, 2025 to shareholders for a total payment of $1,274,753.

12. NON-CONTROLLING INTERESTS

(a) ENP Investments is a limited liability corporation (“LLC”) that manufactures and distributes golf, turf and ornamental agriculture products in Mendota, Illinois. The Company owns a 65% interest in ENP Investments through its wholly-owned subsidiary NanoChem. An unrelated party (“NCI”) owns the remaining 35% interest in ENP Investments. ENP Mendota is a wholly owned subsidiary of ENP Investments. ENP Mendota is a LLC that leases warehouse space. For financial reporting purposes, the assets, liabilities and earnings of both of the LLC’s are consolidated into these financial statements. The NCI’s ownership interest in ENP Investments is recorded in non-controlling interests in these unaudited condensed interim consolidated financial statements. The non-controlling interest represents NCI’s interest in the earnings and equity of ENP Investments. ENP Investments is allocated to the SPCH segment. See Note 13.

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

Balance, December 31, 2024	$3,270,514
Distribution	(841,708)
Non-controlling interest share of income	1,425,782
Balance, December 31, 2025	3,854,588
Non-controlling interest share of income	5,499
Balance, June 30, 2026	$3,860,087

During the three months ended June 30, 2026, the Company had sales of $1,254,011 (2025 – $1,094,243) to the NCI and during the six months ended June 30, 2026, the Company had sales of $2,149,964 (2025 - $1,924,726) to the NCI, of which $221,940 is included within accounts receivable as at June 30, 2026 (December 31, 2025 - $6,652,611).

b) 317 Mendota was a LLC that owned real estate that the Company occupied part of while the excess was rented out. In October 2025, the Company sold the building but continues to rent from the new owner (see Note 3). 317 Mendota was dissolved in March 2026. In connection with the dissolution, the Company received $72,953 in cash. The transaction was accounted for as an equity transaction, with the Company’s share recorded as capital in excess of par value; no gain or loss was recognized in the unaudited condensed interim consolidated statements of operations and comprehensive income (loss). The Company owned an 80% interest in 317 Mendota and an unrelated party (“317 NCI”) owned the remaining 20% interest in 317 Mendota. For financial reporting purposes, the assets, liabilities and earnings of 317 Mendota were consolidated into these financial statements. The 317 NCI’s ownership interest in 317 Mendota was recorded in non-controlling interests in these condensed interim consolidated financial statements. The non-controlling interest represented 317 NCI’s interest in the earnings and equity of 317 Mendota.

Balance, December 31, 2024	$63,540
Distribution	(150,000)
Non-controlling interest share of income	155,119
Balance, December 31, 2025	68,659
Distribution	(68,659)
Balance, June 30, 2026	$-

13. SEGMENTS

The Company operates in two segments:

(a) The first segment is specialty chemicals (“SPCH”). This includes our biodegradable polymers (“TPAs”), used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. TPAs can also be used to increase biodegradability in detergents and in the agriculture industry to increase crop yields by enhancing fertilizer uptake. Along with biodegradable polymers, the Company produces nitrogen conservation products used for the agriculture industry. These products decrease the loss of nitrogen fertilizer after initial application and allow less fertilizer to be used.

The SPCH division also produces a chemical used in swimming pools and spas. The product forms a thin, transparent layer on the water’s surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time thereby reducing the energy required to maintain the desired temperature of the water. A modified version of EWCP can also be used in reservoirs, potable water storage tanks, livestock watering pods, canals, and irrigation ditches for the purpose of reducing evaporation.

(b) The second segment is food grade products and ingredients (“FGPI”) that the Company manufactures for specific clients and are confidential.

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

Three months ended June 30, 2026:

	SPCH	FGPI	Other (1)	Consolidated
Product sales	$5,124,050	$2,486,098	$-	$7,610,148
Cost of sales	5,868,427	2,029,487	-	7,897,914
Gross profit (loss)	(744,377)	456,611	-	(287,766)
Wages, administrative salaries and benefits	660,556	333,887	-	994,443
Selling, general, and administrative	299,537	134,652	98,410	532,599
Other segment items (2)	126,979	63,852	215,467	406,298
Net operating loss	(1,831,449)	(75,780)	(313,877)	(2,221,106)
Interest expense	107,915	20,697	-	128,612
Depreciation and amortization (included in cost of sales)	243,629	319,300	-	562,929
Capital expenditures	48,324	697,468	-	745,792
Assets at June 30, 2026 (3)	54,315,751	4,364,083	286,539	58,966,373

Three months ended June 30, 2025:

	SPCH	FGPI	Other (1)	Consolidated
Product sales	$8,274,932	$592,200	$-	$8,867,132
Research and development services sales	2,500,000	-	-	2,500,000
Cost of sales	5,547,824	434,042	-	5,981,866
Gross profit	5,227,108	158,158	-	5,385,266
Wages, administrative salaries and benefits	847,842	46,948	-	894,790
Selling, general, and administrative	828,595	47,608	(42,058)	834,145
Other segment items (2)	155,380	1,924	201,913	359,217
Net operating income (loss)	3,395,291	61,678	(159,855)	3,297,114
Interest expense	158,152	25,974	-	184,126
Depreciation and amortization (included in cost of sales)	443,643	51,252	-	494,895
Capital expenditures	776,873	200,018	-	976,891
Assets at December 31, 2025 (3)	58,201,497	2,429,280	1,201,602	61,832,379

Six months ended June 30, 2026:

	SPCH	FGPI	Other (1)	Consolidated
Product Sales	$10,415,550	$5,491,595	$-	$15,907,145
Cost of sales	9,853,290	4,452,315	-	14,305,605
Gross profit	562,260	1,039,280	-	1,601,540
Wages, administrative salaries and benefits	1,315,591	705,938	-	2,021,529
Selling, general, and administrative	736,701	395,310	162,945	1,294,956
Other segment items (2)	263,426	141,352	187,348	592,126
Operating loss	(1,753,458)	(203,320)	(350,293)	(2,307,071)
Interest expense	220,402	42,279	-	262,681
Depreciation and amortization (included in COGS)	587,526	484,898	-	1,072,424
Capital expenditures	559,856	2,419,701	-	2,979,557

Six months ended June 30, 2025:

	SPCH	FGPI	Other (1)	Consolidated
Product sales	$15,748,624	$592,200	$-	$16,340,824
Research and development sales	2,500,000	-	-	2,500,000
Cost of sales	11,069,952	434,042	-	11,503,994
Gross profit	7,178,672	158,158	-	7,336,830
Wages, administrative salaries and benefits	1,725,174	64,853	-	1,790,027
Selling, general, and administrative	1,531,746	57,581	868	1,590,195
Other segment items (2)	384,676	14,461	329,514	728,651
Net operating income (loss)	3,537,076	21,263	(330,382)	3,227,957
Interest expense	338,823	43,322	-	382,145
Depreciation and amortization (included in cost of sales)	841,188	118,905	-	960,093
Capital expenditures	766,991	564,051	-	1,331,042

(1)	Other is not considered an operating segment and includes expenses and income not identifiable to an operating segment and is not included in operating segment results

(2)	Other segment items for each reportable segment includes items such as professional fees and research and development.

(3)	Segment assets include cash, term deposits, accounts receivable, inventory, prepaid expenses, property held for sale, property, equipment and leaseholds, right of use assets, intangible assets, long-term deposits, investments and goodwill.

Sales by territory are shown below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Canada	$289,586	$167,020	$377,878	$455,115
United States and abroad	$7,320,562	$11,200,112	$15,529,267	$18,385,709
	$7,610,148	$11,367,132	$15,907,145	$18,840,824

The Company’s long-lived assets (property, equipment and leaseholds, right of use assets, intangibles, and goodwill) by territory as follows:

	June 30, 2026	December 31, 2025

Canada	$98,922	$108,423
United States and abroad	27,843,817	24,318,631
Total	$27,942,739	$24,427,054

Three primary customers accounted for $4,145,285 (54%) of sales during the three month period ended June 30, 2026 (2025 - $4,007,158 or 45%) and $8,784,409 (55%) for the six month period ended June 30, 2026 (2025 - $7,672,394 or 47%).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company develops, manufactures and markets biodegradable polymers which are used in the oil, gas and agriculture industries along with specialty chemicals that slow the evaporation of water. The second segment is food grade products and ingredients that the Company manufactures for specific clients and are confidential.

Results of Operations

We have two product lines.

The first is specialty chemicals (“SPCH”). This includes our biodegradable polymers (“TPAs”), used by the petroleum, chemical, utility and mining industries to prevent corrosion and scaling in water piping. TPAs can also be used to increase biodegradability in detergents and in the agriculture industry to increase crop yields by enhancing fertilizer uptake. Along with biodegradable polymers, the Company produces nitrogen conservation products used for the agriculture industry. These products decrease the loss of nitrogen fertilizer after initial application and allows less fertilizer to be used. These products are made and sold by the Company’s SPCH division.

The SPCH division also produces a chemical used in swimming pools and spas. The product forms a thin, transparent layer on the water’s surface. The transparent layer slows the evaporation of water, allowing the water to retain a higher temperature for a longer period of time thereby reducing the energy required to maintain the desired temperature of the water. A modified version of EWCP can also be used in reservoirs, potable water storage tanks, livestock watering pods, canals, and irrigation ditches for the purpose of reducing evaporation.

The second product line is food grade products and ingredients (“FGPI”) that the Company manufactures for specific clients and are confidential.

Material changes in the Company’s Statement of Operations for six months ended June 30, 2026 compared to the same period in the prior year are discussed below:

Three Months ended June 30, 2026

Item	Increase (I) or Decrease (D)	Reason

Sales

SPCH products	D	A slight delay in at the new Panama facility delayed some orders but the Company expects to recoup these orders in 2026. Reduced sales in the period to our former equity investment also decreased sales.

FGPI products	I

In the six months ended June 30, 2026, a new customer made up 29% of the Company’s sales. The additional manufacturing facility in Panama’s focus on legacy products allows the Peru, IL location to focus on food grade customers while still making sales to legacy customers.

Research and development services	D	A successful project completed in 2025 but not again in 2026. Research and development services income will be completely sporadic and solely dependent on our customer needs. Certain products have the cost built into the pricing and in some cases, like in 2025, are billed as a lump sum.

Gross profit as a percentage of sales	D

Additional man hours for training along with equipment maintenance and higher utility costs related to scaling up the new food grade product reduced our margin in 2026 over 2025 and the Company expects this this to end in Q3 2026. This new product has our plant running continually and the Company expects consistent, high volume, lower margin sales to be the perfect complement to our higher margin products where the sales fluctuate more period over period and year over year.

The Company has also had additional man hours for training and higher utilities costs associated with starting up the Panama facility that is expected to taper off in Q3 2026.

Professional fees	I	Increase due to increase in auditor and tax filing fees.

Selling, general and administrative	D	Decrease in 2026 is due to the ending of the 317M building utilities as the building sold in 2025. Utilities were allocated to selling, general and administrative for vacant areas only.

Wages, administrative salaries and benefits	I	Increase in employees in the SPCH division.

Income on investment	D	The investee in which the Company applied the equity method in 2025 is no longer accounted for as such. In June 2026 the Company entered in a Global Settlement Agreement and Mutual Release assigning a perpetual, exclusive, royalty-free license to certain marks and commercial rights to market and sell the licensed products within a defined territory comprising of Mexico, Central America, South America and the Caribbean in exchange for the remaining 19.9% of the equity investment and forgiveness of the remaining accounts receivable with the Company.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Interest income	D	Decrease in term deposits held.

Income tax expense (benefit)	D	The Company recorded a net loss before income tax in 2026 which resulted in a benefit rather than an expense like in 2025.

Six Months ended June 30, 2026

Item	Increase (I) or Decrease (D)	Reason

Sales

SPCH products	D	A slight delay in at the new Panama facility delayed some orders but the Company expects to recoup these orders in 2026. Reduced sales in the period to our equity investment also decreased sales. It is unknown if this will continue.

FGPI products	I

2025 was an anomaly as our original food grade customer had inventory on hand from 2024 at the start of the year. The Company began producing for a new food grade customer in fourth quarter 2025 which has continued into 2026. In the six month ended June 30, 2026, this new customer made up 29% of the Company’s sales. The additional manufacturing facility in Panama’s focus on legacy products allows the Peru, IL location to focus on food grade customers while still making sales to legacy customers.

Research and development services	D	A successful project completed in 2025 but not again in 2026. Research and development services income will be completely sporadic and solely dependent on our customer needs. Certain products have the cost built into the pricing and in some cases, like in 2025, are billed as a lump sum.

Gross profit as a percentage of sales	D

Additional man hours for training along with equipment maintenance and higher utility costs related to scaling up the new food grade product reduced our margin in 2026 over 2025 and the Company expects this this to end in Q3 2026. This new product has our plant running continually and the Company expects consistent, high volume, lower margin sales to be the perfect complement to our higher margin products where the sales fluctuate more period over period and year over year.

The Company has also had additional man hours for training and higher utilities costs associated with starting up the Panama facility that is expected to taper off in Q3 2026.

Professional fees	D	2025 included audit fees relative to the 2024 audit that were underaccrued.

Wages, administrative salaries and benefits	I	Increase in employees in the SPCH division.

Income on investment	D	The investee in which the Company applies the equity method, had a net loss for the period as opposed to net income as in prior year and is no longer accounted for as an equity investment. In June 2026 the Company entered in a Global Settlement Agreement and Mutual Release assigning a perpetual, exclusive, royalty-free license to certain marks and commercial rights to market and sell the licensed products within a defined territory comprising of Mexico, Central America, South America and the Caribbean in exchange for the remaining 19.9% of the equity investment and forgiveness of the remaining accounts receivable with the Company.

Interest expense	D	Decreased debt resulted in decreased interest expense.

Interest income	D	Decrease in term deposits held.

Income tax expense (benefit)	D	The Company recorded a net loss before income tax in 2026 which resulted in a benefit rather than an expense like in 2025.

Three primary customers accounted for 54% of the Company’s sales during the three months ended June 30, 2026 (2025 - 45%). The amount of revenue attributable to each customer is shown below:

	Three months ended June 30,					Six months ended June 30,
Customer	2026		2025			2026		2025

Company A – SPCH (Note 12)		$1,254,011		$1,094,243			$2,149,964		$1,924,726
Company B - SPCH	$	*		$2,072,180		$	*		$3,928,575
Company C - SPCH		$822,480		$840,736			$1,986,142		$1,819,093
Company D - FGPI		$2,068,794	$	*			$4,648,303	$	*
Company E - SPCH	$	*		$2,500,000	**	$	*		$2,500,000	**

*not a primary product sales customer in that period

**Research and development services sales are not included in product sales

Customers with balances greater than 10% of our receivables as of June 30, 2026 and December 31, 2025 are shown below:

	June 30, 2026		December 31, 2025

Company A	$221,940	*	$6,652,611
Company C	$673,910		$193,001	*
Company D	$471,911		$1,866,972
Company F	$477,902		$181,726	*

*less than 10% at period end

Other factors that will most significantly affect future operating results will be:

●	the sale price of crude oil which is used in the manufacture of aspartic acid we import from China. Aspartic acid is a key ingredient in our TPA products;

●	activity in the oil and gas industry, as we sell our TPA products to oil and gas companies;

●	drought conditions, since we also sell our TPA products to farmers; and

●	new tariffs relating to raw materials imported from China.

Changes to crude oil prices did not materially impact the Company’s operating results for the three and six months ended June 30, 2026.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2026 and 2025 are shown below:

	2026	2025

Cash provided by operating activities	$3,495,249	$4,738,637
Maturities of term deposits	733,340	1,014,766
Purchase of property, equipment and leaseholds	(2,979,557)	(1,331,042)
Repayment of short-term lines of credit, net	(462,484)	(1,342,067)
Repayment of long term debt	(198,422)	(1,234,489)
Dividends paid	-	(1,274,753)
Distributions to non-controlling interest	(68,659)	(252,169)
Distribution received upon dissolution of subsidiary	72,953	-
Proceeds from shares issued upon exercise of stock options	106,300	393,890
Effect of exchange rate changes on cash	(126,683)	269,354

The Company has sufficient cash resources to meets its future commitments and cash flow requirements for the coming year. As of June 30, 2026, working capital was $18,691,445 (December 31, 2025 - $24,227,759) and the Company has no substantial commitments that require significant outlays of cash over the coming fiscal year.

The Company does not anticipate any capital requirements beyond cash on hand for the twelve months ending June 30, 2027.

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

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective. In 2026, the Company will implement new procedures to improve its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

At December 31, 2025, management identified material weaknesses in our internal control over financial reporting (“ICFR”) related to a material adjustment identified during the audit process indicating that controls over the financial statement close and review process were not operating effectively to prevent or detect misstatements on a timely basis. Because of the material weaknesses described above, we implemented new procedures to improve our financial statement close and review process during the period ended June 30, 2026. Remediation is in progress and is anticipated to be fully in place by the fourth quarter of 2026.

PART II

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2026

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

August 14, 2026

Flexible Solutions International, Inc.

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	President and Principal Executive Officer

By:	/s/ Daniel B. O’Brien
Name:	Daniel B. O’Brien
Title:	Principal Financial and Accounting Officer

